Form 10-Q
period 2017-06-30
JANUS HENDERSON GROUP PLC
filed 2017-08-08
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from        to

Commission File Number 001-38103

Janus Henderson Group plc

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	98-1376360
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Bishopsgate EC2M 3AE United Kingdom	N/A
(Address of principal executive offices)	(Zip Code)

+44 (0) 20 7818 1818

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of August 4, 2017, there were 200,406,138 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$640.0	$279.0
Investment securities	274.1	79.6
Fees and other receivables	346.3	165.5
OEIC and unit trust debtors	274.8	142.1
Assets of consolidated VIEs:
Cash and cash equivalents	43.7	44.2
Investment securities	384.4	313.7
Other current assets	12.9	8.1
Other current assets	85.1	28.5
Total current assets	2,061.3	1,060.7

Non-current assets:
Property, equipment and software, net	76.5	41.2
Intangible assets, net	3,202.1	401.3
Goodwill	1,474.9	741.5
Retirement benefit asset, net	196.0	180.2
Other non-current assets	22.0	8.5
Total assets	$7,032.8	$2,433.4

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$330.6	$141.7
Current portion of accrued compensation, benefits and staff costs	205.1	147.0
Current portion of long-term debt	115.4	—
OEIC and unit trust creditors	273.2	137.9
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	23.9	26.2
Total current liabilities	948.2	452.8

Non-current liabilities:
Accrued compensation, benefits and staff costs	21.0	8.7
Long-term debt	323.5	—
Deferred tax liabilities, net	1,091.8	70.7
Retirement benefit obligations, net	6.5	11.9
Other non-current liabilities	94.7	39.0
Total liabilities	2,485.7	583.1

Commitments and contingencies (See Note 13)

REDEEMABLE NONCONTROLLING INTERESTS	172.0	158.0

EQUITY
Common stock ($1.50 par and £0.125 par, 480,000,000 and 2,194,910,776 shares authorized; 200,406,138 and 1,131,842,109 shares issued and outstanding, respectively)	300.6	234.4
Additional paid-in-capital	3,824.5	1,237.9
Treasury shares (4,115,574 and 38,848,749 shares held, respectively)	(157.9)	(155.1)
Accumulated other comprehensive loss, net of tax	(344.1)	(434.5)
Retained earnings	708.0	764.8
Total shareholders’ equity	4,331.1	1,647.5
Nonredeemable noncontrolling interests	44.0	44.8
Total equity	4,375.1	1,692.3
Total liabilities, redeemable noncontrolling interests and equity	$7,032.8	$2,433.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Management fees	$296.0	$222.9	$493.5	$441.2
Performance fees	57.7	13.9	72.5	28.7
Shareowner servicing fees	9.9	—	9.9	—
Other revenue	21.2	20.3	38.4	41.6
Total revenue	384.8	257.1	614.3	511.5

Operating expenses:
Employee compensation and benefits	123.6	67.2	194.0	134.6
Long-term incentive plans	47.3	30.2	63.7	51.3
Distribution expenses	60.7	57.3	107.8	111.9
Investment administration	9.7	12.8	19.9	24.5
Marketing	10.1	3.7	13.3	7.1
General, administrative and occupancy	67.3	23.9	92.4	48.9
Depreciation and amortization	9.4	5.6	15.7	11.2
Total operating expenses	328.1	200.7	506.8	389.5

Operating income	56.7	56.4	107.5	122.0

Interest expense	(2.0)	(1.4)	(3.1)	(5.6)
Investment gains (losses), net	9.8	(8.9)	8.9	(2.1)
Other non-operating expenses, net	(2.0)	(3.2)	(0.7)	(2.6)
Income before taxes	62.5	42.9	112.6	111.7
Income tax provision	(21.0)	(2.7)	(28.5)	(16.9)
Net income	41.5	40.2	84.1	94.8
Net loss attributable to noncontrolling interests	0.2	6.1	0.2	3.0
Net income attributable to JHG	$41.7	$46.3	$84.3	$97.8

Earnings per share attributable to JHG common shareholders:
Basic	$0.29	$0.42	$0.66	$0.88
Diluted	$0.28	$0.41	$0.64	$0.86

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	$—	$0.4	$(0.4)	$(0.5)
Foreign currency translation gains (losses)	51.2	(95.5)	74.5	(134.6)
Actuarial gains	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	51.2	(95.0)	74.1	(135.0)
Other comprehensive loss (income) attributable to noncontrolling interests	15.9	(8.3)	16.3	(7.2)
Other comprehensive income (loss) attributable to JHG	67.1	(103.3)	90.4	(142.2)

Total comprehensive income (loss)	$92.7	$(54.8)	$158.2	$(40.2)
Total comprehensive loss (income) attributable to noncontrolling interests	16.1	(2.2)	16.5	(4.2)
Total comprehensive income (loss) attributable to JHG	$108.8	$(57.0)	$174.7	$(44.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2017	2016
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$84.1	$94.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.7	11.2
Stock-based compensation expense	30.9	20.2
Losses from equity-method investments	—	(0.7)
Investment gains (losses), net	(8.9)	2.1
Impairment of equity-method investment	—	3.9
Contributions to pension plans in excess of costs recognized	(11.7)	(4.3)
Other, net	9.0	11.9
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	2.6	(2.0)
Other assets	(107.9)	11.2
Other accruals and liabilities	47.8	(64.8)
Net operating activities	61.6	83.5

Investing activities:
Cash acquired from acquisition	417.2	—
Proceeds from:
Investment securities - VIEs, net	139.9	—
Investment securities - seed capital, net	22.9	5.3
Dividends received from equity-method investments	—	0.3
Purchases of:
Investment securities - seed capital	—	(50.2)
Property, equipment and software	(8.4)	(9.6)
Net cash paid on settled hedges	(7.3)	(16.5)
Net investing activities	564.3	(70.7)

Financing activities:
Proceeds from settlement of convertible note hedge	59.3	—
Settlement of stock warrant	(47.8)	—
Proceeds from issuance of option	25.7	—
Proceeds from stock-based compensation plans	2.1	8.5
Purchase of common stock for stock-based compensation plans	(39.1)	(46.1)
Dividends paid to shareholders	(128.6)	(115.9)
Repayment of long-term borrowings	—	(215.0)
Distributions to noncontrolling interests	(0.5)	—
Third-party sales (redemptions) in consolidated seeded investment products, net	(148.8)	40.7
Principal payments under capital lease obligations	(0.1)	—
Net financing activities	(277.8)	(327.8)

Cash and cash equivalents:
Effect of foreign exchange rate changes	12.4	(19.3)
Net change	360.5	(334.3)
At beginning of period	323.2	583.7
At end of period	$683.7	$249.4

Supplemental cash flow information:
Cash paid for interest	$0.3	$7.7
Cash paid for income taxes, net of refunds	$25.0	$14.0

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$640.0	$204.9
Cash and cash equivalents held in VIEs	$43.7	$44.5
Total cash and cash equivalents	$683.7	$249.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number	Common	paid-in-	Treasury	comprehensive	Retained	noncontrolling	Total
	of shares	stock	capital	shares	loss	earnings	interests	equity
Balance at December 31, 2015	1,131.8	$234.4	$1,237.9	$(175.3)	$(189.6)	$759.5	$44.1	$1,911.0
Net income	—	—	—	—	—	97.8	(3.0)	94.8
Other comprehensive income (loss)	—	—	—	—	(142.2)	—	7.2	(135.0)
Dividends paid to shareholders	—	—	—	—	—	(115.9)	—	(115.9)
Purchase of common stock for stock-based compensation plans	—	—	—	(46.1)	—	—	—	(46.1)
Vesting of stock-based compensation plans	—	—	—	65.8	—	(65.8)	—	—
Stock-based compensation plan expense	—	—	—	—	—	20.2	—	20.2
Proceeds from stock-based compensation plans	—	—	—	—	—	8.5	—	8.5
Balance at June 30, 2016	1,131.8	$234.4	$1,237.9	$(155.6)	$(331.8)	$704.3	$48.3	$1,737.5

Balance at December 31, 2016	1,131.8	$234.4	$1,237.9	$(155.1)	$(434.5)	$764.8	$44.8	$1,692.3
Share consolidation	(1,018.6)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	84.3	(0.5)	83.8
Other comprehensive income (loss)	—	—	—	—	90.4	—	(16.3)	74.1
Dividends paid to shareholders	—	—	—	—	—	(128.6)	—	(128.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Derivative instruments acquired on acquisition	—	—	54.4	—	—	—	—	54.4
Noncontrolling interests recognized on acquisition	—	—	—	—	—	—	16.5	16.5
Settlement of derivative instruments	—	—	(11.5)	—	—	—	—	(11.5)
Purchase of common stock for stock-based compensation plans	—	—	—	(39.1)	—	—	—	(39.1)
Issuance of common stock	87.2	130.8	2,551.2	—	—	—	—	2,682.0
Redenomination and reduction of par value of stock	—	(64.6)	64.6	—	—	—	—	—
Acquisition adjustment in relation to unvested awards	—	—	(81.3)	—	—	—	—	(81.3)
Vesting of stock-based compensation plans	—	—	(13.9)	36.3	—	(22.4)	—	—
Stock-based compensation plan expense	—	—	21.0	—	—	9.9	—	30.9
Proceeds from stock-based compensation plans	—	—	2.1	—	—	—	—	2.1
Balance at June 30, 2017	200.4	$300.6	$3,824.5	$(157.9)	$(344.1)	$708.0	$44.0	$4,375.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of the management of Janus Henderson Group plc (“JHG” or “the Group”), previously Henderson Group plc (“Henderson”), the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JHG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes included in the Henderson annual financial statements for the year ended December 31, 2016, which can be found in JHG’s prospectus dated March 21, 2017, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-216824) (the “Prospectus”). Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date and are included in the notes to the condensed consolidated financial statements. Certain prior period balances have been reclassified for conformity with current period presentation. There was no impact on the results.

The Group had $9.9 million and $20.2 million of stock-based compensation costs and nil and $8.5 million of proceeds from stock-based compensation plans included in retained earnings during the six-month periods ended June 30, 2017 and June 30, 2016, respectively. Prior to the Group’s Extraordinary General Meeting (“EGM”) on April 26, 2017, the Group’s articles of association did not allow the Group to recognize these items in additional paid-in-capital. A change in the Group’s articles of association was approved at the EGM and from April 26, 2017, all costs in relation to stock-based compensation will be recognized in additional paid-in-capital. The accumulated balance in relation to stock-based compensation plans within retained earnings as of June 30, 2017 and December 31, 2016, was $(105.4) million and $(92.9) million, respectively.

Share Redenomination and Consolidation

On April 26, 2017, Henderson redenominated its ordinary shares from Great British pound (“GBP”) to U.S. dollar (“USD”) resulting in a change in par value from £0.125 to $0.1547 per share. At that time Henderson had 1,131,842,110 shares in issue and as a result the ordinary share nominal capital became $175.1 million. The difference between the revised ordinary share nominal capital balance of $175.1 million and the previously stated ordinary share nominal capital balance of $234.4 million (converted at the historic exchange rate rather than the rate required for the redenomination under Jersey company law) was recognized as a component of additional paid-in-capital. Consequently, the additional paid-in-capital balance was adjusted from $1,237.9 million to $1,297.2 million.

Additionally, in accordance with a special resolution passed by the shareholders on May 3, 2017, the par value of the shares of Henderson was reduced to $0.15 per share from $0.1547 per share and the total ordinary share nominal capital became $169.8 million. In accordance with that resolution, the reduction in the total ordinary share nominal capital of $5.3 million was credited to the additional paid-in-capital account which moved from $1,297.2 million to $1,302.5 million.

On April 26, 2017, the shareholders approved a 10-to-1 share consolidation, which took effect on May 30, 2017. As a result of the share consolidation, the number of shares in issue was reduced by a factor of 10, and the par value of the shares became $1.50.

Merger with Janus Capital Group Inc.

On May 30, 2017 (the “Closing Date”), Janus Capital Group Inc. (“JCG”) and Henderson announced the completion of an all-stock merger of equals (“the Merger”). JCG is a U.S.-based asset manager. The Merger is expected to accelerate the Group’s strategic objectives for growth, diversification and the creation of a global active investment manager. Based on an evaluation of the Merger agreement provisions, Henderson was determined to be the acquirer for accounting purposes and the historical financial statements and notes included herein represent Henderson.

Prior to the Merger, Henderson’s functional currency was GBP. After consideration of numerous factors, management concluded that the post-merger functional currency of JHG will be USD.

The Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, include JCG results from the Closing Date. The Condensed Consolidated Balance Sheet reflects the financial position of JHG at June 30, 2017. See Note 2 - Acquisitions, for more information on the Merger.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Group is evaluating the effect of adopting this new accounting standard, including the amending Accounting Standards Update (“ASU”), and is focused on the assessment of its mutual fund performance fees and the related applicability of the new guidance. Currently, JHG does not expect a change in accounting treatment for mutual fund performance fees or other operating revenues upon adoption of the new guidance. However, the Group’s evaluation is ongoing and not complete.

In January 2016, the FASB issued amendments to its financial instruments standard, including changes relating to the accounting for equity investments and the presentation and disclosure requirements for financial instruments. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amended guidance also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and form of financial asset (e.g., loans, securities). The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Group is evaluating the effect of adopting this new accounting standard.

In February 2016, the FASB issued a new standard on accounting for leases. The new standard represents a significant change to lease accounting and introduces a lessee model that brings most leases onto the balance sheet. The standard also aligns certain of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the new standard addresses other concerns related to the current leases model. The standard is effective for fiscal years beginning after December 15, 2018. The Group is evaluating the effect of adopting this new accounting standard.

In March 2016, the FASB issued an amendment to its principal-versus-agent guidance in the FASB’s new revenue standard. The key provisions of the amendment are assessing the nature of the entity’s promise to the customer, identifying the specified goods or services, and applying the control principle and indicators of control. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. In addition, entities are required to adopt the amendment by using the same transition method they used to adopt the new revenue standard. The Group’s principal-versus-agent assessment is focused on treatment of distribution fees collected from mutual fund assets and whether such fees should be reported as revenue (1) on a gross basis or (2) on a net basis, where such fees are reduced by distribution fees paid by the Group to intermediaries. The Group’s assessment is ongoing and not complete.

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statements of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Group is evaluating the effect of adopting this new accounting standard.

In November 2016, the FASB issued an ASU to clarify guidance on the classification and presentation of restricted cash in the statements of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Group is evaluating the effect of adopting this new accounting standard.

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU is effective for annual and interim impairment tests for periods beginning after December 15, 2021. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. The Group is evaluating the effect of adopting this new accounting standard.

Note 2 — Acquisitions

Merger with JCG

On the Closing Date, pursuant to the Agreement and Plan of Merger dated as of October 3, 2016 (the “Merger Agreement”), by and among JCG, a Delaware corporation, Henderson, a company incorporated in Jersey, and Horizon Orbit Corp., a Delaware corporation and a direct and wholly owned subsidiary of Henderson (“Merger Sub”), Merger Sub merged with and into JCG, with JCG surviving such merger as a direct and wholly owned subsidiary of Henderson. Upon closing of the Merger, Henderson became the parent holding company for the combined group and was renamed Janus Henderson Group plc.

Upon closing of the Merger, holders of JCG common stock received 0.47190 fully paid and non-assessable JHG ordinary shares with a par value of $1.50 per share (the “Ordinary Shares”) for each share of JCG common stock held, plus cash in lieu of any fractional shares based on prevailing market prices. Effective immediately prior to the closing of the Merger, Henderson implemented a share consolidation of ordinary shares at a ratio of one Ordinary Share (or Chess Depositary Interest (“CDI”), as applicable) for every 10 ordinary shares (or CDIs, as applicable) outstanding.

The fair value of consideration transferred to JCG common stockholders was $2,600.7 million, representing 87.2 million shares of JHG transferred at a share price of $30.75 each as of the Closing Date, adjusted for a post-combination stock-based compensation charge for unvested shares in relation to JCG share plans.

The issuance of JHG shares in connection with the Merger was registered under the Securities Act of 1933, as amended, pursuant to JHG’s registration statement on Form F- 4 (File No. 333- 216824) filed with the SEC on March 20, 2017 (the “Registration Statement”).

Preliminary Fair Values of Assets Acquired and Liabilities Assumed

Preliminary estimates of fair values of the assets acquired and liabilities assumed are based on information available as of the closing of the Merger. The Group is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the closing of the Merger.

The preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed is presented in the following table (in millions):

Preliminary
purchase price
allocation
Assets:
Cash and cash equivalents	$417.2
Investment securities	270.4
Fees and other receivables	133.7
Other current assets	119.4
Property, equipment and software	32.3
Intangible assets	2,785.0
Goodwill	697.9
Other non-current assets	10.6
Liabilities:
Long-term debt	481.8
Deferred tax liabilities	1,025.6
Other current liabilities	243.8
Other non-current liabilities	55.2
Noncontrolling interests	59.4
Net assets acquired	$2,600.7

Goodwill

Goodwill primarily represents the value JHG expects to obtain from growth opportunities and synergies for the combined operations. Goodwill is not deductible for tax purposes.

Intangible Assets

Acquired intangible assets include the value of investment advisory agreements for mutual funds, separate accounts and exchange traded products (“ETPs”). Also included are the values of acquired trademarks, which include trademarks for Janus Capital Management LLC (“Janus”), INTECH Investment Management LLC (“INTECH”), Kapstream Capital Pty Limited (“Kapstream”), Perkins Investment Management LLC (“Perkins”) and VS Holdings Inc. (“VelocityShares”). Preliminary estimates of acquired intangible assets and their related estimated useful lives are presented in the following table (in millions):

	Estimated	Estimated useful
	fair value	life (in years)
Investment management contracts - mutual funds	$2,155.0	Indefinite
Investment management contracts - separate accounts	202.0	13-22
Investment management contracts - exchange traded notes	33.0	15
Investment management contracts - exchange traded funds	14.0	Indefinite
Trademarks	381.0	Indefinite
	$2,785.0

The following table presents movement in intangible assets during the period (in millions):

	December 31, 2016	Merger	Amortization	Foreign currency translation	June 30, 2017
Indefinite-lived intangible assets:
Investment management agreements	$334.8	$2,169.0	$—	$23.5	$2,527.3
Trademarks	—	381.0	—	—	381.0

Definite-lived intangible assets:
Client relationships	126.9	235.0	—	1.0	362.9
Accumulated amortization	(60.4)	—	(8.7)	—	(69.1)
Net intangible assets	$401.3	$2,785.0	$(8.7)	$24.5	$3,202.1

Amortization expense was $5.1 million and $8.7 million for the three and six months ended June 30, 2017, respectively, and $3.7 million and $7.4 million and for the same periods ended June, 2016. Expected future amortization expense is summarized below (in millions):

Year ended December 31,	Amount
2017 (remainder of year)	$14.8
2018	29.6
2019	29.6
2020	29.6
2021	26.8
2022	18.3
Thereafter	144.6
Total	$293.3

Debt

Debt was valued using quoted market prices, which are considered fair value Level 2 inputs.

The acquired 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) may be wholly or partially settled in cash, and thereby the liability and conversion feature components are accounted for separately. The $115.2 million liability component was determined by discounting future contractual cash flows at a 1.9% rate, which is consistent with the estimated market interest rate for similar senior notes with no conversion option. The liability component will accrete up to the face value of $116.6 million, through interest expense, over the remaining term of the notes. The $42.9 million equity component was determined as the difference between the liability component and the fair value of the notes at the Closing Date.

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) were recorded at their fair value of $323.7 million at the time of the Merger. The 2025 Senior Notes include unamortized debt premium at June 30, 2017, of $27.9 million, which will be amortized over the remaining life of the notes through interest expense. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets.

Deferred Tax Liabilities, Net

Deferred income taxes primarily relate to deferred income tax balances acquired from JCG and the deferred tax impact of fair value adjustments of the assets and liabilities acquired from JCG, including intangible assets and long-term debt. Deferred income taxes were provisionally estimated based on statutory tax rates in the jurisdictions of the legal entities where the acquired assets and liabilities are taxed. Tax rates used are continually assessed, and updates to deferred income tax estimates are based on any changes to provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.

Pro Forma Results of Operations

The following table presents summarized unaudited supplemental pro forma operating results as if the Merger had occurred at the beginning of each of the periods presented (in millions). The only material adjustment made was the inclusion of the JCG results for the periods.

	Six months ended
	June 30, 2017	June 30, 2016
Revenues	$1,053.2	$1,011.9
Net income attributable to JHG	$133.4	$174.0

JCG Results of Operations

Revenue and net income of JCG from the Closing Date through the end of the second quarter 2017 included in JHG’s Condensed Consolidated Statements of Comprehensive Income is presented in the following table (in millions):

Closing Date -
June 30, 2017
Revenues	$105.2
Net income attributable to JCG	$15.7

Options

On the Closing Date of the Merger, JHG granted Dai-ichi Life Holdings Inc. (“Dai-ichi”) 20 tranches of conditional options with each tranche allowing Dai-ichi to purchase 500,000 JHG ordinary shares at a strike price of £29.972 per share (the terms of such options having been adjusted in accordance with the terms of the Dai-ichi option agreement to take account of the effect of the share consolidation). The cash consideration of the options was £19.8 million ($25.7 million). The options can be exercised by Dai-ichi for the period from the Closing Date of the Merger until October 3, 2018.

Contingent Consideration

Acquisitions prior to the Merger included contingent consideration. Refer to Note 5 — Fair Value Measurements for a detailed discussion of the terms of the contingent consideration.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of June 30, 2017, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Consolidated VIE assets and liabilities, presented after intercompany eliminations, at June 30, 2017, and December 31, 2016, are as follows (in millions):

	June 30,	December 31,
	2017	2016
Investment securities	$384.4	$313.7
Cash and cash equivalents	43.7	44.2
Other current assets	12.9	8.1
Accounts payable and accrued liabilities	(23.9)	(26.2)
Total	417.1	339.8
Redeemable noncontrolling interests in consolidated VIEs	(150.8)	(158.0)
Nonredeemable noncontrolling interests in consolidated VIEs	(27.9)	(44.8)
JHG’s net interest in consolidated VIEs	$238.4	$137.0

Unconsolidated Variable Interest Entities

At June 30, 2017, and December 31, 2016, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $1.1 million and nil, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	June 30,	December 31,
	2017	2016
Investment securities	$12.7	$5.1
Redeemable noncontrolling interests in consolidated VREs	(1.4)	—
JHG’s net interest in consolidated VREs	$11.3	$5.1

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. Valuation changes associated with investments held at fair value are reflected in investment gains (losses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income. Valuation changes are partially offset in net loss attributable to noncontrolling interests for the portion not attributable to JHG. Refer to Note 4 — Investment Securities.

JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At June 30, 2017, and December 31, 2016, JHG’s carrying value of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was $52.0 million and $4.9 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 4 — Investment Securities

JHG’s investment securities as of June 30, 2017, and December 31, 2016, are summarized as follows (in millions):

	June 30,	December 31,
	2017	2016
Trading securities:
Seeded investment products:
Consolidated VIEs	$365.1	$288.0
Consolidated VREs	12.7	5.1
Unconsolidated	43.2	4.5
Separate accounts	70.0	—
Pooled investment funds	26.5	—
Total seeded investment products	517.5	297.6
Investments related to deferred compensation plans	99.2	66.5
Other investments	12.6	3.1
Total trading securities	629.3	367.2
Available-for-sale securities:
Seeded investment products:
Consolidated VIEs	19.3	25.7
Unconsolidated	9.9	0.4
Total available-for-sale securities	29.2	26.1
Total investment securities	$658.5	$393.3

Trading Securities

Net unrealized gains (losses) on trading securities held as of June 30, 2017 and 2016, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Trading securities held at period end	$(7.0)	$3.3	$(4.5)	$10.2

Available-for-Sale Securities

The following is a summary of available-for-sale securities as of June 30, 2017, and December 31, 2016 (in millions):

		Gross unrealized		Foreign
		investment		currency
	Cost	Gains	Losses	translation	Fair value
June 30, 2017:
Available-for-sale securities	$24.7	$3.0	$—	$1.5	$29.2
December 31, 2016:
Available-for-sale securities	$15.1	$3.4	$—	$7.6	$26.1

Derivative Instruments

JHG maintains an economic hedge program that uses derivative instruments to mitigate against market volatility of certain seeded investments by using index and commodity futures (“futures”), index swaps, total return swaps (“TRSs”) and credit default swaps. Certain foreign currency exposures associated with the Group’s seeded investment products are also hedged by using foreign currency forward contracts.

JHG was party to the following derivative instruments as of June 30, 2017, and December 31, 2016 (in millions):

	Notional value
	June 30, 2017	December 31, 2016
Futures	$214.7	$14.7
Credit default swaps	113.5	—
Index swaps	67.0	34.2
Total return swaps	68.1	59.5
Foreign currency forward contracts	82.3	170.1

The derivative instruments are not designated as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income, net of tax on JHG’s Condensed Consolidated Statements of Comprehensive Income.

The value of the individual derivative contracts are recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. The Group has entered into netting arrangements with certain counterparties. The impacts of any potential netting are shown below.

The following tables illustrate the effect of offsetting derivative instruments on JHG’s Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016 (in millions):

	June 30, 2017
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral pledged	Net amounts
Assets:
Futures	$5.9	$(0.5)	$—	$5.4
Total assets	$5.9	$(0.5)	$—	$5.4

Liabilities:
Futures	$(0.5)	$0.5	$—	$—
Index swaps	(1.1)	—	1.1	—
Credit default swaps	(2.3)	—	1.1	(1.2)
Foreign currency forward contracts	(1.8)	—	1.0	(0.8)
Total liabilities	$(5.7)	$0.5	$3.2	$(2.0)

	December 31, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral pledged	Net amounts
Liabilities:
Total return swaps	$(1.1)	$—	$1.1	$—
Index swaps	(0.8)	—	0.5	(0.3)
Foreign currency forward contracts	(3.2)	—	—	(3.2)
Total liabilities	$(5.1)	$—	$1.6	$(3.5)

The Group recognized the following net foreign currency translation gains on hedged seed investments denominated in currencies other than the Group’s functional currency and net losses associated with foreign currency forward contracts under net investment hedge accounting for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Foreign currency translation	$0.1	$8.4	$0.7	$14.4
Foreign currency forward contracts	(0.1)	(8.4)	(0.7)	(14.4)
Total	$—	$—	$—	$—

The foreign currency translation gains and losses on foreign currency forward contracts associated with the net investment hedge are recognized in other comprehensive income, net on JHG’s Condensed Consolidated Statements of Comprehensive Income.

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Group’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on JHG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income.

JHG’s consolidated seeded investment products were party to the following derivative instruments as of June 30, 2017, and December 31, 2016 (in millions):

	Notional value
	June 30, 2017	December 31, 2016
Futures	$164.6	$22.3
Contracts for differences	—	9.2
Credit default swaps	7.4	1.8
Interest rate swaps	38.1	8.3
Options	0.2	184.8
Swaptions	2.4	1.7
Foreign currency forward contracts	89.1	120.0

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JHG’s Condensed Consolidated Balance Sheets as of June 30, 2017 (in millions):

	June 30, 2017
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral pledged	Net amounts
Assets:
Futures	$0.7	$(0.6)	$—	$0.1
Contracts for differences	0.4	(0.1)	—	0.3
Interest rate swaps	0.2	(0.2)	—	—
Credit default swaps	0.1	—	—	0.1
Options	1.8	(0.6)	—	1.2
Foreign currency forward contracts	0.1	(0.1)	—	—
Total assets	$3.3	$(1.6)	$—	$1.7
Liabilities:
Futures	$(1.0)	$0.6	$—	$(0.4)
Contracts for differences	(0.7)	0.1	—	(0.6)
Interest rate swaps	(0.2)	0.2	—	—
Credit default swaps	(0.4)	—	—	(0.4)
Options	(0.6)	0.6	—	—
Foreign currency forward contracts	(0.3)	0.1	0.1	(0.1)
Total liabilities	$(3.2)	$1.6	$0.1	$(1.5)

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JHG’s Condensed Consolidated Balance Sheets as of December 31, 2016 (in millions):

	December 31, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral	Net amounts
Assets:
Futures	$0.6	$(0.1)	$—	$0.5
Contracts for differences	0.3	(0.1)	—	0.2
Interest rate swaps	0.1	(0.1)	—	—
Options	3.1	(1.2)	—	1.9
Foreign currency forward contracts	0.4	—	(0.4)	—
Total assets	$4.5	$(1.5)	$(0.4)	$2.6
Liabilities:
Futures	$(0.1)	$0.1	$—	$—
Contracts for differences	(0.1)	0.1	—	—
Interest rate swaps	(0.1)	0.1	—	—
Credit default swaps	(0.1)	—	—	(0.1)
Options	(1.2)	1.2	—	—
Foreign currency forward contracts	(2.4)	—	0.3	(2.1)
Total liabilities	$(4.0)	$1.5	$0.3	$(2.2)

As of June 30, 2017, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. This type of arrangement did not exist as of December 31, 2016. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of June 30, 2017, the notional values of the agreements totaled $6.4 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of June 30, 2017, the fair value of the credit default swap contracts selling protection was $0.4 million.

Investment Gains (Losses), Net

Investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Seeded investment products	$(2.1)	$(3.8)	$(0.9)	$4.3
Fair value movements on derivatives	1.8	(5.2)	(0.3)	(7.3)
Gain on sale of Volantis	10.2	—	10.2	—
Other	(0.1)	0.1	(0.1)	0.9
Investment gains (losses), net	$9.8	$(8.9)	$8.9	$(2.1)

On April 1, 2017, the Group completed the sale of its alternative UK small cap team (“Volantis”). Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.  A $10.2 million gain was recognized in investment gains (losses), net on the Condensed Consolidated Statements of Comprehensive Income, representing the net present value of estimated future cash flows.

Cash Flows

Cash flows related to investment securities for the six months ended June 30, 2017 and 2016, are summarized as follows (in millions):

	Six months ended June 30,
	2017		2016
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(45.6)	$198.4	$(49.5)	$—
Available-for-sale securities	(0.1)	10.1	(0.7)	5.3
Total cash flows	$(45.7)	$208.5	$(50.2)	$5.3

Note 5 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of June 30, 2017 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$391.1	$—	$—	$391.1
Investment securities:
Consolidated VIEs - trading	204.0	114.3	46.8	365.1
Other - trading	162.8	101.4	—	264.2
Consolidated VIEs - available-for-sale	19.3	—	—	19.3
Other - available-for-sale	9.9	—	—	9.9
Total investment securities	396.0	215.7	46.8	658.5
Seed hedge derivatives	5.9	—	—	5.9
Derivatives in consolidated seeded investment products	2.7	2.1	—	4.8
Contingent consideration	—	—	10.6	10.6
Total assets	$795.7	$217.8	$57.4	$1,070.9

Liabilities:
Derivatives in consolidated seeded investment products	$2.2	$2.5	$—	$4.7
Financial liabilities in consolidated seeded investment products	11.7	—	—	11.7
Seed hedge derivatives	5.7	—	—	5.7
Current portion of long-term debt(1)	—	171.4	—	171.4
Long-term debt(1)	—	321.1	—	321.1
Deferred bonuses	—	—	50.3	50.3
Contingent consideration	—	—	76.0	76.0
Dai-ichi option	—	—	26.9	26.9
Total liabilities	$19.6	$495.0	$153.2	$667.8

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$152.2	$152.2
INTECH	—	—	19.8	19.8
Total redeemable noncontrolling interests	$—	$—	$172.0	$172.0

(1)         Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2016 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment securities:
Consolidated VIEs - trading	$128.2	$117.1	$42.7	$288.0
Other - trading	66.1	13.1	—	79.2
Consolidated VIEs - available-for-sale	20.3	5.4	—	25.7
Other - available-for-sale	0.4	—	—	0.4
Total investment securities	215.0	135.6	42.7	393.3
Derivatives in consolidated seeded investment products	3.4	0.6	—	4.0
Total assets	$218.4	$136.2	$42.7	$397.3

Liabilities:
Derivatives in consolidated seeded investment products	$1.3	$2.2	$—	$3.5
Financial liabilities in consolidated seeded investment products	16.2	—	—	16.2
Contingent consideration	—	—	25.5	25.5
Deferred bonuses	—	—	42.9	42.9
Seed hedge derivatives	—	5.1	—	5.1
Total liabilities	$17.5	$7.3	$68.4	$93.2

Total redeemable noncontrolling interests	$—	$—	$158.0	$158.0

Level 1 Fair Value Measurements

JHG’s Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is determined using the respective net asset value (“NAV”) of each product.

Level 2 Fair Value Measurements

JHG’s Level 2 fair value measurements consist mostly of consolidated seeded investment products and JHG’s long-term debt. The fair value of consolidated seeded investment products is determined by the underlying securities of the product. The fair value of JHG’s long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

Investment Products

As of June 30, 2017, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Contingent Consideration

Acquisition of Geneva

The consideration payable on the acquisition of Geneva Capital Management LLC (“Geneva”) in 2014 included two contingent tranches of up to $45.0 million and $25.0 million, payable over six years. No fair value adjustment was necessary in the period ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the contingent consideration had a fair value of $21.2 million and $20.3 million, respectively, and was included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

The fair value of the Geneva contingent consideration is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period, and determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in assets under management (“AUM”) based on performance and industry trends.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included contingent consideration payable in 2017 and 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the entire contingent consideration period is $11.5 million as of June 30, 2017. In addition, there is a maximum amount of $37.4 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue. As of June 30, 2017, and December 31, 2016, the contingent consideration and earn-out had a fair value of $7.6 million and $5.2 million, respectively, which is included on JHG’s Condensed Consolidated Balance Sheet.

The fair value of the Perennial contingent consideration and earn-out is calculated at each reporting date by forecasting Perennial revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue.

Acquisition of Kapstream

JCG’s acquisition of Kapstream was a two-stage acquisition. The original acquisition of 51% in July 2015 had contingent consideration payable at 18 and 36 months after acquisition if certain Kapstream AUM reach defined targets.

The purchase of the remaining 49% had contingent consideration of up to $42.5 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by Janus, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration will be payable in three equal installments on the anniversary dates and is indexed to the performance of the Kapstream Absolute Return Income Fund. Upon achieving the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding.

As of June 30, 2017, the contingent consideration had a fair value of $40.9 million; $17.3 million is included in accounts payable and accrued liabilities, and $23.6 million is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets. As of June 30, 2017, the total maximum payment over the remaining contingent consideration period is $47.1 million.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and defined revenue targets.

Acquisition of VelocityShares

JCG’s acquisition of VelocityShares in 2014 included contingent consideration. The remaining contingent consideration is payable on the third and fourth anniversaries of the acquisition, in amounts up to $8.0 million each.  The payments are contingent on certain VelocityShares’ ETPs reaching defined net revenue targets. As of June 30, 2017, the total maximum payment over the remaining contingent consideration period (third and fourth anniversaries of the acquisition) is $16.0 million.

As of June 30, 2017, the contingent consideration had a fair value of $6.3 million; $5.2 million is included in accounts payable and accrued liabilities, and $1.1 million is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

The fair value of the VelocityShares contingent consideration is calculated at each reporting date by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period and determining whether net forecasted ETP revenue targets are achieved. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted gross revenues and certain expense items, which are deducted from these revenues.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of Volantis. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

The fair value of the Volantis contingent consideration is estimated at each reporting date by forecasting revenues over the contingency period of three years. Significant unobservable inputs used in the valuation are limited to forecast revenues which factor in expected growth in AUM based on performance and industry trends. Increases in forecast revenue increase the fair value of the consideration, while decreases in forecast revenue would decrease the fair value. The forecasted share of revenues is then discounted back to the valuation date using an 11.8% discount rate. As of June 30, 2017, the fair value of the Volantis contingent consideration was $10.6 million.

Deferred Bonuses

Deferred bonuses represent the liability to employees which will be settled by investments in JHG products.

Redeemable Noncontrolling Interests in INTECH

INTECH became a subsidiary of the Group as a result of the Merger. Redeemable noncontrolling interests in INTECH are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of INTECH has occurred. The fair value of INTECH is determined using a valuation methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables and adjustments related to investment performance and changes in AUM.

Redeemable Noncontrolling Interests in Consolidated Seeded Investment Products

Redeemable noncontrolling interests are measured at fair value. The fair value of redeemable noncontrolling interests is primarily driven by the fair value of the investments in consolidated funds. The fair value of redeemable noncontrolling interests may also fluctuate from period to period based on changes in the Group’s relative ownership percentage of seed investments.

Changes in Fair Value

Changes in fair values of JHG’s Level 3 assets for the three and six months ended June 30, 2017 and 2016, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning of period fair value	$43.2	$62.5	$42.7	$58.2
Balance acquired from the Merger	3.0	—	3.0	—
Additions	10.2	0.4	10.2	0.4
Movements recognized in net income	(0.8)	(3.3)	(0.8)	2.3
Movements recognized in other comprehensive income	1.8	(7.7)	2.3	(9.0)
End of period fair value	$57.4	$51.9	$57.4	$51.9

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three and six months ended June 30, 2017 and 2016, are as follows (in millions):

	Three months ended June 30,
	2017				2016
	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests	Dai-ichi option	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests
Beginning of period fair value	$27.3	$54.5	$146.0	$—	$20.6	$43.7	$114.2
Balances acquired from the Merger	45.4	—	42.9	25.7	—	—	—
Additions	—	—	—	—	2.9	—	—
Changes in ownership	—	—	0.3	—	—	—	16.8
Net movement in bonus deferrals	—	(6.1)	—	—	—	(2.6)	—
Fair value adjustments	1.8	—	0.3	1.2	—	—	—
Unrealized gains (losses)	—	—	(16.5)	—	—	—	13.3
Amortization of INTECH appreciation rights	—	—	0.4	—	—	—	—
Distributions	—	—	(0.1)	—	—	—	—
Foreign currency translation	1.5	1.9	(1.3)	—	(1.4)	(3.1)	(5.8)
End of period fair value	$76.0	$50.3	$172.0	$26.9	$22.1	$38.0	$138.5

	Six months ended June 30,
	2017				2016
	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests	Dai-ichi option	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests
Beginning of period fair value	$25.5	$42.9	$158.0	$—	$19.5	$35.7	$82.9
Balances acquired from the Merger	45.4	—	42.9	25.7	—	—	—
Additions	—	—	—	—	4.4	—	—
Changes in ownership	—	—	(5.1)	—	—	—	44.9
Net movement in bonus deferrals	—	5.0	—	—	—	5.6	—
Fair value adjustments	3.3	—	0.3	1.2	—	—	—
Unrealized gains (losses)	—	—	(23.8)	—	—	—	18.5
Amortization of INTECH appreciation rights	—	—	0.4	—	—	—	—
Distributions	—	—	(0.1)	—	—	—	—
Foreign currency translation	1.8	2.4	(0.6)	—	(1.8)	(3.3)	(7.8)
End of period fair value	$76.0	$50.3	$172.0	$26.9	$22.1	$38.0	$138.5

Significant Unobservable Inputs

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 asset, the Group’s private equity investment within consolidated VIEs as of June 30, 2017, and December 31, 2016, were as follows (in millions):

As of June 30, 2017	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs - trading	$43.8	Discounted cash flow	Discount rate EBITDA multiple Price-earnings ratio	12%-30% (16.3)% 8.7%-11.0% (9.1)% 17.2%-24.0% (18.4)%

As of December 31, 2016	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs - trading	$42.7	Discounted cash flow	Discount rate EBITDA multiple Price-earnings ratio	12%-30% (16.3)% 8.7%-11.0% (9.1)% 17.2%-24.0% (18.4)%

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. The Group measures the fair value of goodwill and intangible assets on initial recognition using discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3. Goodwill and intangible assets were part of the preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed from the Merger. Refer to Note 2 — Acquisitions for additional information.

Transfers Between Fair Value Levels

The underlying securities of funds and separate accounts may trade on a foreign stock exchange. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity affecting the markets in which they trade. Security prices are adjusted based upon historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in movement of securities between Level 1 and Level 2.

Transfers are recognized at the end of each reporting period. Transfers between Level 1, Level 2 and Level 3 classifications for the six months ended June 30, 2017 and 2016, were immaterial.

Note 6 — Debt

Debt as of June 30, 2017, and December 31, 2016, consisted of the following (in millions):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$323.5	$321.1	$—	$—
0.750% Convertible Senior Notes due 2018	115.4	171.4	—	—
Total debt	438.9	492.5	—	—
Less: Current portion of long-term debt	115.4	171.4	—	—
Total long-term debt	$323.5	$321.1	$—	$—

4.875% Senior Notes Due 2025

As a result of the Merger, the Group recognized nominal value of $300.0 million of 2025 Senior Notes, which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The 2025 Senior Notes were recorded at their fair value of $323.7 million at the time of the Merger. The 2025 Senior Notes include unamortized debt premium at June 30, 2017, of $27.9 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets.

0.750% Convertible Senior Notes Due 2018

As a result of the Merger, the Group recognized nominal value of $116.6 million of 2018 Convertible Notes. The 2018 Convertible Notes had a fair value of $158.1 million at the time of the Merger. The notes may be wholly or partially settled in cash and thereby the liability and conversion feature components of the notes are accounted for separately. The initial $115.2 million liability component was determined by discounting future contractual cash flows at a 1.9% rate, which is consistent with the estimated market interest rate for similar senior notes with no conversion option. The liability component will accrete up to the face value of $116.6 million, through interest expense, over the remaining term of the notes. The $42.9 million equity component was determined as the difference between the liability component and the fair value of the notes at the Merger Closing Date. The fair value as of June 30, 2017, in the table above represents the total fair value of the 2018 Convertible Notes, including the component allocated to equity at the Merger Closing Date.

The 2018 Convertible Notes pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018.

As a result of the Merger, the conversion rate of the 2018 Convertible Notes was adjusted to 44.47 shares of JHG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to a conversion price of approximately $22.49 per share of common stock.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. The 2018 Convertible Notes may also be converted, regardless of whether or not the conversion criteria have been satisfied, for a period of 35 trading days in advance of and 35 trading days following the Closing Date of the Merger. Due to this provision associated with the Merger, the 2018 Convertible Notes are classified as current portion of long-term debt on JHG’s Condensed Consolidated Balance Sheets. As of August 4, 2017, conversion notices amounting to $32.6 million in principal had been received. JHG intends to settle the conversion notices in cash during the third quarter 2017.

Upon closing of the Merger, JHG fully and unconditionally guarantee the obligations of JCG in relation to the 2018 Convertible Notes and 2025 Senior Notes.

Convertible Note Hedge and Warrants

Prior to the Merger, JCG entered into convertible note hedge and warrant transactions. The instruments were intended to reduce the potential for future dilution to shareholders by effectively increasing the initial conversion price of the 2018 Convertible Notes. The convertible note hedge and warrants were terminated in June 2017, and JHG received $59.3 million and paid $47.8 million to settle the contracts. The net proceeds from the settlement were recorded in additional paid-in-capital on the Group’s Condensed Consolidated Balance Sheets.

Credit Facility

At June 30, 2017, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited, as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”), or the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR, or in relation to any loan in AUD, the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.0x. At June 30, 2017, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2017, or during the six months ended June 30, 2017. The Credit Facility has a maturity date of February 16, 2022.

Note 7 — Income Taxes

The Group’s effective tax rates for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Effective tax rate	33.6%	6.3%	25.4%	15.1%

The increase in the effective tax rate for the three and six months ended June 30, 2017, versus the same periods in 2016 is primarily due to the non-tax deductible deal costs in connection with the Merger and the inclusion of JCG in the tax calculation of JHG. In addition, the three and six months ended June 30, 2016, included a significant tax benefit relating to the exercise of stock-based compensation.

As of June 30, 2017, and December 31, 2016, JHG had $6.5 million and $2.5 million, respectively, of unrecognized tax benefits held for uncertain tax positions. The increase in the unrecognized tax benefits was primarily a result of the inclusion of a $5.1 million tax reserve acquired in the Merger offset by $1.1 million as a result of settlements with the relevant authorities. Management estimates that the existing liability for uncertain tax positions could decrease by up to $1.1 million within the next 12 months, ignoring changes due to foreign currency translation.

Note 8 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2017, and December 31, 2016, consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Consolidated seeded investment products	$152.2	$158.0
INTECH:
Appreciation rights	17.0	—
Founding member ownership interests	3.9	—
Undistributed earnings	(1.1)	—
Total redeemable noncontrolling interests	$172.0	$158.0

Consolidated Seeded Investment Products

As of June 30, 2017, and December 31, 2016, redeemable noncontrolling interests of $152.2 million and $158.0 million, respectively, represented noncontrolling interests in consolidated seeded investment products. Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request.

Redeemable noncontrolling interests in consolidated seed investment products may fluctuate from period to period and are impacted by changes in JHG’s relative ownership percentage, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments are redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from the assets of JHG.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and six months ended June 30, 2017, and 2016 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Opening balance	$146.0	$114.2	$158.0	$82.9
Balance acquired from the Merger	23.2	—	23.2	—
Changes in market value	(16.2)	13.3	(23.5)	18.5
Changes in ownership	0.3	16.8	(5.1)	44.9
Foreign currency translation	(1.1)	(5.8)	(0.4)	(7.8)
Closing balance	$152.2	$138.5	$152.2	$138.5

Changes in ownership reflect third-party investment in consolidated seeded investment products, additional seed capital investment or seed capital redemptions.

INTECH

INTECH became a subsidiary of the Group as a result of the Merger. INTECH ownership interests held by a founding member had an estimated fair value of $3.9 million as of June 30, 2017, representing an approximate 1.1% ownership of INTECH. This founding member is entitled to retain his remaining INTECH interests until his death and has the option to require JHG to purchase from him, his ownership interests of INTECH at fair value.

INTECH appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from INTECH to the extent vested. Upon exercise, the appreciation rights are settled in INTECH equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of June 30, 2017, and December 31, 2016, are as follows (in millions):

	June 30,	December 31,
	2017	2016
Nonredeemable noncontrolling interests in:
Seed capital investments	$27.9	$44.8
INTECH	16.1	—
Total nonredeemable noncontrolling interests	$44.0	$44.8

Net loss attributable to nonredeemable noncontrolling interests for the three and six months ended June 30, 2017, was $0.5 million and $0.5 million, respectively, and $6.1 million and $3.0 million, respectively, during the same periods in 2016.

Note 9 — Long-Term Incentive Compensation

The Group granted $57.9 million and $58.3 million in long-term incentive awards during the three and six months ended June 30, 2017, respectively, which generally vest and will be recognized on a graded vesting method over a three- or four-year period. In addition, the Group issued 4.4 million shares of replacement awards to employees on the Closing Date of the Merger.

Long-term incentive compensation expense for the three and six months ended June 30, 2017, was $47.3 million and $63.7 million, respectively, and $30.2 million and $51.3 million, respectively, during the same periods in 2016.

Note 10 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Henderson Group Pension Scheme (“HGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three- and six-month periods ended June 30, 2017 and 2016, include the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$(0.3)	$(0.4)	$(0.6)	$(0.7)
Interest cost	(5.3)	(6.1)	(10.5)	(12.2)
Expected return on plan assets	6.0	6.5	11.9	13.0
Net periodic benefit credit	$0.4	$—	$0.8	$0.1

Note 11 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and 2016, are as follows (in millions):

	Three months ended June 30,
	2017				2016
	Available-		Retirement		Available-		Retirement
	for-sale	Foreign	benefit		for-sale	Foreign	benefit
	securities	currency	asset, net	Total	securities	currency	asset, net	Total
Beginning balance	$4.3	$(447.6)	$32.1	$(411.2)	$4.2	$(249.8)	$17.1	$(228.5)
Total other comprehensive income (loss)	—	51.2	—	51.2	0.4	(95.5)	0.1	(95.0)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	—	15.9	—	15.9	—	(8.3)	—	(8.3)
Ending balance	$4.3	$(380.5)	$32.1	$(344.1)	$4.6	$(353.6)	$17.2	$(331.8)

	Six months ended June 30,
	2017				2016
	Available-		Retirement		Available-		Retirement
	for-sale	Foreign	benefit		for-sale	Foreign	benefit
	securities	currency	asset, net	Total	securities	currency	asset, net	Total
Beginning balance	$4.7	$(471.3)	$32.1	$(434.5)	$5.1	$(211.8)	$17.1	$(189.6)
Total other comprehensive income (loss)	(0.4)	74.5	—	74.1	(0.5)	(134.6)	0.1	(135.0)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	—	16.3	—	16.3	—	(7.2)	—	(7.2)
Ending balance	$4.3	$(380.5)	$32.1	$(344.1)	$4.6	$(353.6)	$17.2	$(331.8)

The components of other comprehensive income (loss), net of tax for the three and six months ended June 30, 2017 and 2016, are as follows (in millions):

	Three months ended June 30,
	2017			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-sale securities	$—	$—	$—	$0.4	$—	$0.4
Foreign currency translation adjustments	51.2	—	51.2	(95.6)	0.1	(95.5)
Retirement benefit asset, net	—	—	—	0.1	—	0.1
Total other comprehensive income (loss)	$51.2	$—	$51.2	$(95.1)	$0.1	$(95.0)

	Six months ended June 30,
	2017			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Net unrealized losses on available-for-sale securities	$(0.4)	$—	$(0.4)	$(0.5)	$—	$(0.5)
Foreign currency translation adjustments	74.5	—	74.5	(134.7)	0.1	(134.6)
Retirement benefit asset, net	—	—	—	0.1	—	0.1
Total other comprehensive income (loss)	$74.1	$—	$74.1	$(135.1)	$0.1	$(135.0)

Note 12 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2017 and 2016 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to JHG	$41.7	$46.3	$84.3	$97.8
Less: Allocation of earnings to participating stock-based awards	1.1	0.9	2.0	2.3
Net income attributable to JHG common shareholders	$40.6	$45.4	$82.3	$95.5

Weighted-average common shares outstanding - basic	140.2	109.3	124.6	108.9
Dilutive effect of:
2018 Convertible Notes	1.6	—	1.6	—
Non-participating stock-based awards	2.0	0.9	1.9	2.4
Weighted-average common shares outstanding - diluted	143.8	110.2	128.1	111.3

Earnings per share:
Basic earnings per share	$0.29	$0.42	$0.66	$0.88
Diluted earnings per share (two class)	$0.28	$0.41	$0.64	$0.86

The share numbers in the table above have been updated to reflect the share consolidation on April 26, 2017. Refer to Note 1 — Basis of Presentation, for additional information on the share consolidation.

The following unvested nonparticipating stock awards are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Unvested nonparticipating stock awards	2.3	—	1.7	—

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to the Group’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements. From the Closing date, the Group anticipates declaring dividends quarterly in US dollars; prior to this the Group declared dividends in GBP on a semi-annual basis, with an extraordinary first quarter 2017 dividend declared on April 19, 2017.

The following is a summary of cash dividends paid for the three and six months ended June 30, 2017 and 2016, in GBP:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Dividends paid per share	£0.0915	£0.0720	£0.0915	£0.0720

On August 7, 2017, JHG’s Board of Directors declared a cash dividend of $0.32 per share. The dividend will be paid on September 1, 2017, to shareholders of record at the close of business on August 18, 2017.

Note 13 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of June 30, 2017, there were no material changes in the commitments and contingencies as reported in Henderson’s annual consolidated financial statements and notes included in the Prospectus, except as noted below. The rental commitments disclosed in the table below are in addition to the commitments disclosed in the Prospectus.

Operating and Capital Leases

As of June 30, 2017, future minimum rental commitments under non-cancelable operating and capital leases (in addition to the amounts reported in the Prospectus), are as follows (in millions):

Year ended December 31,	Amount
2017	$8.4
2018	15.2
2019	11.9
2020	9.5
2021	8.4
Thereafter	27.5
Total	$80.9

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JHG’s consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Directors of Janus Henderson Group plc

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries as of 30 June 2017, and the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended 30 June 2017 and 30 June 2016 and the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity for the six month periods ended 30 June 2017 and 30 June 2016. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of 31 December 2016, and the consolidated statement of changes in equity, the consolidated statement of comprehensive income and the consolidated statement of cash flows for the year then ended (not presented herein), and in our report dated 28 February 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of 31 December 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

This report is intended solely for the information and use of the Directors of Janus Henderson Group plc and is not intended to be and should not be used by anyone other than these specified parties.

/s/ PricewaterhouseCoopers LLP

London UK

8 August 2017

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JANUS HENDERSON GROUP PLC

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of Janus Henderson Group plc (the “Company”) and its consolidated subsidiaries (collectively the “Group” or “JHG”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and future results could differ materially from historical performance. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate”, “forecast”, “seeks”, “targets”, “outlook” and similar words and expressions and future or conditional verbs such as “will”, “should”, “would”, “may”, “could” and variations or negatives of these words, are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s prospectus dated March 21, 2017, as filed with the SEC pursuant to Rule 454(b) under the Securities Act of 1933, as amended (File No. 333-216824) (the “Prospectus”) and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. In particular, any discussion of potential merger synergies is forward looking and uncertain. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions, known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

AVAILABLE INFORMATION

Copies of JHG’s filings with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

JHG makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Investor Relations section of JHG’s website (www.janushenderson.com) or by contacting JHG at +44 (0)207 818 5310. The contents of JHG’s website are not incorporated herein for any purpose.

JHG’s Officer Code of Ethics for the Principal Executive Officers and Senior Financial Officers (including its Co-Chief Executive Officers, Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, and Nominating and Governance committees) are available on the Investor Relations section of JHG’s website (www.janushenderson.com). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JHG’s website.

Business Overview

JHG is an independent global asset manager, specializing in active investment across all major asset classes and actively manages a broad range of investment products for institutional and retail investors across five capabilities: Equities, Quantitative Equities, Fixed Income, Multi Asset and Alternatives.

On the Closing Date, JCG and Henderson completed a merger of equals. As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of Henderson which was renamed to Janus Henderson Group plc. For purposes of this section, each reference to the “Group” or “JHG” refers to Janus Henderson Group plc and its consolidated subsidiaries.

Segment Considerations

JHG is a global asset manager and manages a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-makers, the Co-Chief Executive Officers (“Co-CEOs”), on an aggregated basis. Strategic and financial management decisions are determined centrally by the Co-CEOs and, on this basis, the Group operates as a single segment investment management business.

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based upon a percentage of the market value of AUM and are calculated using either the daily, month end or quarter end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Group’s operating results. Additionally, AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. This is often subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund and client contracts allow for negative performance fees where there is underperformance against the relevant index.

SECOND QUARTER 2017 SUMMARY

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

In the second quarter of 2017, JHG achieved operating income of $56.7 million, which is flat compared to the second quarter of 2016. JCG contributed $22.7 million to operating income in June 2017 and there were increased performance fees (excluding JCG) of $41.3 million. This was primarily offset by $51.6 million of deal and integration expenses (excluding JCG).

Revenue in the second quarter of 2017 was $384.8 million, up 50% from the second quarter of 2016. This increase was driven primarily by JCG revenues of $105.2 million for June 2017 in addition to an increase in performance fees (excluding JCG) of $41.3 million.

Total operating expenses in the second quarter of 2017 of $328.1 million increased by 63% compared to the operating expenses in the second quarter of 2016. Total deal and integration costs of $78.5 million were recognized in the period and JCG contributed $82.6 million of operating expenses, which included $26.9 million of the deal and integration costs in June 2017. As the Group has been focused on the Merger, spending in other areas has been lower than usual and it is expected that the adjusted operating margin is likely to be in the high thirties in the third and fourth quarters.

Net income attributable to JHG decreased by 10% to $41.7 million in the second quarter of 2017 compared to the same period in 2016, reflecting JCG which contributed $15.7 million and an increase in performance fee crystallizations for the three month period ended June 30, 2017 offset by deal and integration costs of $51.6 million (excluding JCG).

The Group’s ordinary dividend in respect of the second quarter of 2017 totaled $0.32 per share.

Investment Performance of Assets Under Management

In the second quarter of 2017, investment performance improved significantly. On a three year basis, 71% of assets outperformed the relevant benchmark, demonstrating the Group’s ability to deliver exceptional long-term investment performance for clients. On a one year basis, performance improved, with 69% of assets outperforming.

One year performance was weakest in the Quantitative Equities capability due to a period of underperformance in the second half of 2016.

The following table is a summary of investment performance as of June 30, 2017:

Percentage of assets under management outperforming benchmark (1)	1 year	3 years	5 years
Equities	68%	77%	84%
Fixed Income	93%	92%	91%
Quantitative Equities	6%	48%	91%
Multi Asset	97%	21%	100%
Alternatives	97%	67%	100%
Total	69%	71%	89%

Assets Under Management

The Group’s AUM as of June 30, 2017 was $344.9 billion, an increase of $220.2 billion or 177% from December 31, 2016, driven primarily by net acquisitions of $205.8 billion representing JCG’s AUM of $206.5 billion offset by disposals of $0.7 billion. Positive market movements in the period contributed $8.8 billion and the weakening of the USD resulted in favorable FX movements of $6.5 billion. This has been partially offset by net outflows of $0.8 billion, which includes flows from JCG from the Closing Date.

Group AUM increased $216.0 billion or 167% since March 31, 2017, driven primarily by net acquisitions of $205.8 billion during the period. Positive market and foreign exchange movements added $4.1 billion and $4.7 billion respectively, as well as net sales in the period of $1.4 billion which includes flows from JCG from the Closing Date.

In the period, the USD weakened against all major currencies. As of June 30, 2017, approximately 37% of the Group’s AUM was non-USD denominated, resulting in a favorable currency effect, particularly in products exposed to GBP.

JHG’s exchange traded notes (“ETNs”) are not included within AUM as JHG is not the named adviser or subadviser to ETNs. ETN assets totaled $3.1 billion as of June 30, 2017.

(1) Includes JCG performance

Asset and flows by capability for the three and six months ended June 30, 2017 and 2016 (includes JCG activity from the Closing Date) are as follows (in millions):

(In $ millions)	Closing AUM Dec. 31, 2016(1)	Sales	Redemptions(2)	Net Sales (Redemptions)	Markets	FX(3)	Acquisitions & Disposals	Closing AUM June 30, 2017
By capability
Equities	63,614	12,194	(12,175)	19	7,205	2,854	99,683	173,375
Fixed Income	34,695	6,699	(5,762)	937	775	2,197	38,631	77,235
Quantitative Equities	—	161	(1,676)	(1,515)	51	28	47,991	46,555
Multi Asset	8,958	831	(1,280)	(449)	413	463	19,990	29,375
Alternatives	17,473	3,674	(3,498)	176	328	912	(500)	18,389
TOTAL	124,740	23,559	(24,391)	(832)	8,772	6,454	205,795	344,929

(In $ millions)	Closing AUM March 31, 2017(1)	Sales	Redemptions(2)	Net Sales (Redemptions)	Markets	FX(3)	Acquisitions & Disposals	Closing AUM June 30, 2017
By capability
Equities	66,205	8,301	(6,401)	1,900	3,515	2,072	99,683	173,375
Fixed Income	36,366	3,659	(3,200)	459	279	1,500	38,631	77,235
Quantitative Equities	—	161	(1,676)	(1,515)	51	28	47,991	46,555
Multi Asset	9,114	724	(984)	(260)	176	355	19,990	29,375
Alternatives	17,263	2,326	(1,504)	822	109	695	(500)	18,389
TOTAL	128,948	15,171	(13,765)	1,406	4,130	4,650	205,795	344,929

(In $ millions)	Closing AUM Dec. 31, 2015(1)	Sales	Redemptions(2)	Net Sales (Redemptions)	Markets	FX(3)	Acquisitions & Disposals	Closing AUM June 30, 2016
By capability
Equities	68,558	7,030	(9,964)	(2,934)	(2,103)	(1,680)	—	61,841
Fixed Income	36,549	5,582	(5,074)	508	1,933	(2,207)	—	36,783
Alternatives	20,110	5,044	(4,948)	96	(235)	(893)	—	19,078
Multi Asset	10,360	326	(816)	(490)	424	(948)	—	9,346
TOTAL	135,577	17,982	(20,802)	(2,820)	19	(5,728)	—	127,048

(In $ millions)	Closing AUM March 31, 2016(1)	Sales	Redemptions(2)	Net Sales (Redemptions)	Markets	FX(3)	Acquisitions & Disposals	Closing AUM June 30, 2016
By capability
Equities	65,637	3,423	(5,277)	(1,854)	98	(2,040)	—	61,841
Fixed Income	36,884	3,179	(2,261)	918	1,087	(2,106)	—	36,783
Alternatives	20,741	2,151	(2,793)	(642)	(96)	(925)	—	19,078
Multi Asset	10,018	178	(460)	(282)	301	(691)	—	9,346
TOTAL	133,280	8,931	(10,791)	(1,860)	1,390	(5,762)	—	127,048

(1)           AUM as of December 31, 2016 and 2015 and as of March 31, 2016 and 2017, has been reclassified between capabilities following the completion of the Merger.

(2)           Redemptions include the impact of client transfers which could cause a positive balance on occasion.

(3)           FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location as of June 30, 2017 (in millions):

(In $ millions)	Closing AUM June 30, 2017
By client type
Intermediary	$150,314
Institutional	135,699
Self Directed	58,916
TOTAL	$344,929

(In $ millions)	Closing AUM June 30, 2017
By client location
Americas	$182,682
EMEA	109,819
Asia Pacific	52,428
TOTAL	$344,929

Valuation of Assets Under Management

The fair value of AUM is based on the value of the underlying cash and investment securities of the funds, trusts and segregated mandates. A significant proportion of these securities are listed or quoted on a recognized securities exchange or market and are regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Investments including, but not limited to, over-the-counter derivative contracts, which are dealt in or through a clearing firm, exchange or financial institution will be valued by reference to the most recent official settlement price quoted by the appointed market vendor and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgement is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. A Fair Value Pricing Committee is responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

Third party administrators hold a key role in the collection and validation of prices used in the valuation of the securities. Daily price validation is completed using techniques such as day on day tolerance movements, invariant prices, excessive movement checks and intra vendor tolerance checks. The JHG Data Management Team performs oversight of this process and completes annual due diligence on the processes of third parties.

JHG leverages the expertise of its fund management teams across the business to cross invest assets and create value for its clients. Where cross investment occurs, assets and flows are identified and the duplication is removed.

Financial Condition

The merger of JCG and Henderson had a significant impact on the Financial Condition of the Group. In exchange for 87.2 million shares of JCG common stock, the Group assumed net assets of $2,600.7 million. Refer to Part I, Item 1., Note 2 – Acquisitions of this Form 10-Q for further information on net assets assumed.

Results of Operations

Revenue

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue (in millions):
Management fees	$296.0	$222.9	$493.5	$441.2
Performance fees	57.7	13.9	72.5	28.7
Shareowner servicing fees	9.9	—	9.9	—
Other revenue	21.2	20.3	38.4	41.6
Total revenue	$384.8	$257.1	$614.3	$511.5

Management fees

Management fees increased by $73.1 million or 33% in the three months ended June 30, 2017, compared to the same period in 2016 with one month of JCG management fees of $86.7 million being the largest driver. Adverse FX translation movements reduced management fees by $9.2 million partially offsetting the increase from JCG. Average AUM (excluding the impact of JCG) increased 3% compared to the same period in 2016.  However, average margins decreased 14%, with 8% of this decrease from the addition of one month of JCG fees, and the remaining decrease from a change in product mix (i.e. switch in share classes as a result of the Retail Distribution Review (“RDR”) within Europe to a lower fee share class which increases the visibility to the underlying client on the fees retained by Intermediaries) which is partially offset by a decrease in distribution expenses.

Management fees increased by $52.3 million or 12% in the six months ended June 30, 2017, compared to the same period in 2016 with one month of JCG management fees of $86.7 million being the primary drive of the increase.  FX translation adversely impacted management fees due to unfavourable movements in exchange rates following the UK European Union referendum vote which had a $28.1 million adverse impact. Average AUM increased compared to the same period in 2016 primarily due to one month of JCG AUM. Excluding the impact of JCG, average AUM was up 1% compared to the same period in the prior year. A change in product mix and an increase in institutional AUM have decreased management fee margins by $3.8 million.

Performance fees

Performance fees are derived across a number of product ranges, including both pooled funds and segregated mandates. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three and six month periods ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Performance fees (in millions):
SICAVs	$29.6	$1.8	$38.0	$9.6
UK OEICs & Unit Trusts	13.7	4.2	16.9	8.0
Offshore Absolute Return	2.0	2.1	4.0	4.2
Segregated Mandates	1.5	3.4	2.4	3.6
Private Accounts	4.9	—	4.9	—
Investment Trusts	8.4	1.9	8.4	1.9
Mutual Funds	(2.4)	—	(2.4)	—
Other	—	0.5	0.3	1.4
Total performance fees	$57.7	$13.9	$72.5	$28.7

For the three and six months ended June 30, 2017 performance fees increased $43.8 million compared to the same period for 2016, primarily due to higher Société d’Investissement À Capital Variable (“SICAV”) fees. Key funds driving the increase included the UK Absolute Return SICAV fund, Pan European Smaller Companies and Pan European Alpha. UK Open Ended Investment Companies (“OEICs”) and Unit Trusts also increased in the period primarily due to the UK Absolute Return OEIC. Key contributions to this number were in relation to annual performance fee crystallizations, so these fees would not be expected to repeat in the third or fourth quarter of 2017. An additional $2.5 million of net performance fees were contributed by JCG.

Shareowner servicing fees

Shareowner servicing fees is primarily comprised of mutual fund servicing fees. The activity in the three and six month periods ended June 30, 2017 relates to JCG.

Operating expenses

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses (in millions):
Employee compensation and benefits	$123.6	$67.2	$194.0	$134.6
Long-term incentive plans	47.3	30.2	63.7	51.3
Distribution expenses	60.7	57.3	107.8	111.9
Investment administration	9.7	12.8	19.9	24.5
Marketing	10.1	3.7	13.3	7.1
General, administrative and occupancy	67.3	23.9	92.4	48.9
Depreciation and amortization	9.4	5.6	15.7	11.2
Total operating expenses	$328.1	$200.7	$506.8	$389.5

Employee compensation and benefits

During the three and six month periods ended June 30, 2017, employee compensation and benefits increased $56.4 million and $59.4 million respectively, compared to the equivalent periods in 2016. This increase was primarily driven by JCG which contributed $32.7 million in the period from the Closing Date. There was also an increase in relation to deal and integration costs of $12.1 million and $14.1 million for the three and six month periods ended June 30, 2017, respectively.

Long-term incentive plans

Long-term incentive plans increased by $17.1 million and $12.4 million in the three and six month periods ended June 30, 2017, respectively, compared to the equivalent periods in 2016. The increases were primarily driven by JCG, which contributed $19.5 million in the three and six month periods.  In addition, deal and integration costs of $3.7 million and $4.0 million for the three and six month periods ended June 30, 2017, respectively, contributed to the year on year variance. These increases were offset by favorable changes in exchange rates of $2.9 million and $6.2 million for the three and six month periods ended June 30, 2017, respectively. Management anticipate that the compensation to revenue ratio, on an adjusted basis, for the second half of 2017 to be in the mid forties.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary sourced AUM. For the three month period ended June 30, 2017, distribution expenses increased by $3.4 million and for the six month period ended June 30, 2017, distribution expenses decreased by $4.1 million. JCG contributed $13.3 million in the period from the Closing Date, which was partially offset by favorable changes in exchange rates of $1.6 million and $4.4 million for the three and six month periods ended June 30, 2017, respectively, together with a decrease as a result of the UK OEIC and SICAV product mix.

Investment administration

Investment administration costs for the three and six month periods ended June 30, 2017, decreased by $3.1 million and $4.6 million, respectively, compared to the equivalent periods in 2016. This was primarily due to favorable changes in exchange rates of $1.2 million and $3.0 million for the three and six month periods ended June 30, 2017, respectively.

Marketing

Marketing expenses for the three and six month periods ended June 30, 2017, have increased by $6.4 million and $6.2 million, respectively, compared to the equivalent periods in 2016.  Expenses in relation to the Merger, primarily fund proxy costs, contributed $5.2 million and $5.4 million of costs for the three and six month periods ended June 30, 2017, respectively.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $43.4 million and $43.5 million during the three and six month periods ended June 30, 2017, respectively, compared to the same periods in 2016. Deal and integration costs related to the Merger, including legal and advisory fees, contributed $36.6 million and $42.9 million in the three and six month periods ended June 30, 2017, respectively. JCG contributed $7.2 million in the period from the Closing Date. These increases were partially offset by favorable changes in exchange rates of $2.4 million and $6.1 million for the three and six month periods ended June 30, 2017, respectively, together with a $6.9 million credit in relation to a sales tax refund dating from April 2013.

Depreciation and amortization

Depreciation and amortization expense increased by $3.8 million and $4.5 million for the three and six month periods ended June 30, 2017, respectively, compared to the equivalent periods in 2016. This was primarily due to additional depreciation and amortization of $3.4 million recognized in June as a result of the merger with JCG.

Non-operating income and expenses

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non-operating income and expenses (in millions):
Interest expense	$(2.0)	$(1.4)	$(3.1)	$(5.6)
Investment gains (losses), net	$9.8	$(8.9)	$8.9	$(2.1)
Other non-operating expenses, net	$(2.0)	$(3.2)	$(0.7)	$(2.6)

Interest expense

Interest expense increased by $0.6 million for the three month period ended June 30, 2017 and decreased by $2.5 million for the six month period ended June 30, 2017, compared to the equivalent periods in 2016. The decrease relating to the six month period was primarily due to $3.6 million of interest expense recognized in the six month period ended June 30, 2016 in relation to the Group’s loan notes, which was repaid in March 2016. JCG contributed interest expense of $1.8 million in June 2017.

Investment gains (losses), net

The components of investment gains (losses), net for the three and six month periods ended June 30, 2017 and 2016, (in millions) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment gains (losses), net (in millions):
Loss on investment securities and derivatives	$(0.3)	$(9.0)	$(1.2)	$(3.0)
Gain on sale of Volantis	10.2	—	10.2	—
Other investment income	(0.1)	0.1	(0.1)	0.9
Investment gains (losses), net	$9.8	$(8.9)	$8.9	$(2.1)

Investment gains (losses), net increased by $18.7 million and $11.0 million in the three and six month periods ended June 30, 2017, respectively, compared to the equivalent periods in 2016. These increases were primarily due to the sale of Volantis which resulted in the recognition of a gain of $10.2 million in the three months ended June 30, 2017, together with one month of investment gains contributed by JCG of $0.8 million and lower losses in respect of investment securities and derivatives in each period in 2017 compared to the equivalent period in 2016.

Other non-operating expense, net

The components of other non-operating expense, net for the three and six month periods ended June 30, 2017 and 2016, (in millions), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Other non-operating expenses, net (in millions):
Loss from equity method investments	$—	$(3.3)	$—	$(3.3)
Foreign exchange (losses) gains	(0.7)	—	0.3	—
Fair value movements on option agreement	(1.2)	—	(1.2)	—
Interest income	(0.1)	0.1	0.2	0.7
Total other non-operating expenses, net	$(2.0)	$(3.2)	$(0.7)	$(2.6)

The loss from equity method investments was nil for the three and six month periods ended June 30, 2017, compared to a loss of $3.3 million for the three and six month periods ended June 30, 2016. This was primarily due to an impairment of an equity method investment in the three months ended June 30, 2016.

The fair value loss on the option agreement of $1.2 million in the three months ended June 30, 2017, represents fair value adjustments on the Dai-ichi options issued as part of the Merger Agreement with JCG.

Income Tax Provision

The Company’s effective tax rates for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Effective tax rate	33.6%	6.3%	25.4%	15.1%

The increase in the effective tax rate for the three and six month periods ended June 30, 2017 versus the same periods in 2016 is primarily due to the non-tax deductible deal costs in connection with the Merger and the inclusion of JCG in the tax calculation of JHG. In addition, the three and six months ended June 30, 2016 included a significant tax benefit relating to the exercise of stock based compensation.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, in the opinion of JHG management the profitability of the Group and its ongoing operations is best evaluated using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business and adjusted values are consistent with internal management reporting.

Pro forma JHG results

The table below reflects the pro forma combined results for the three months ended June 30, 2017, as though the Merger had taken place on April 1, 2017 (in millions).

	Three months ended June 30, 2017
	Statutory	JCG April & May	Pro Forma
Revenue:
Management fees	$296.0	$158.3	$454.3
Performance fees	57.7	(5.4)	52.3
Shareowner servicing fees	9.9	19.6	29.5
Other revenue	21.2	8.8	30.0
Total revenue	384.8	181.3	566.1
Operating expenses:
Employee compensation and benefits	123.6	62.1	185.7
Long-term incentive plans	47.3	13.9	61.2
Distribution expenses	60.7	23.2	83.9
Investment administration	9.7	—	9.7
Marketing	10.1	13.1	23.2
General, administrative and occupancy	67.3	31.4	98.7
Depreciation and amortization	9.4	5.8	15.2
Total operating expenses	328.1	149.5	477.6
Operating income	56.7	31.8	88.5
Interest expense	(2.0)	(3.1)	(5.1)
Investment gains, net	9.8	0.1	9.9
Other non-operating (expense) income	(2.0)	0.4	(1.6)
Income before taxes	62.5	29.2	91.7
Income tax provision	(21.0)	(10.7)	(31.7)
Net income	41.5	18.5	60.0
Net loss (income) attributable to noncontrolling interests	0.2	(1.2)	(1.0)
Net income attributable to JHG	$41.7	$17.3	$59.0

Alternative performance measures — pro forma basis

The following is a reconciliation of pro forma revenue, pro forma operating income, pro forma net income attributable to JHG and pro forma diluted earnings per share to pro forma adjusted revenue, pro forma adjusted operating income, pro forma adjusted net income attributable to JHG and pro forma adjusted diluted earnings per share based on the combined results of JCG and JHG on a pro forma basis for the three month period ended June 30, 2017:

Three months ended June 30, 2017
(dollars in millions, except per share data and operating data)
Reconciliation of pro forma revenue to pro forma adjusted revenue
Pro forma revenue	$566.1
Distribution expenses(1)	(83.9)
Adjusted pro forma revenue	$482.2

Reconciliation of pro forma operating income to pro forma adjusted operating income
Pro forma operating income	$88.5
Employee compensation and benefits(2)	25.4
Long-term incentive plans(2)	13.2
Marketing(2)	14.4
Depreciation and amortization(3)	7.8
General, administration and occupancy(2)	50.2
Adjusted pro forma operating income	$199.5

Pro forma operating margin(7)	15.6%
Pro forma adjusted operating margin(8)	41.4%

Reconciliation of pro forma net income attributable to JHG to pro forma adjusted net income attributable to JHG
Pro forma net income attributable to JHG	$59.0
Employee compensation and benefits(2)	25.4
Long-term incentive plans(2)	13.2
Marketing(2)	14.4
Depreciation and amortization(3)	7.8
General, administration and occupancy(2)	50.2
Investment gains(5)	(10.2)
Interest expense(4)	0.7
Other non-operating expense, net(4)	2.6
Income tax provision(6)	(23.3)
Pro forma adjusted net income attributable to JHG	139.8
Less: allocation of earnings to participating stock-based awards	(4.0)
Pro forma adjusted net income attributable to JHG common shareholders	$135.8

Weighted-average diluted common shares outstanding — diluted (two class)	200.0
Pro forma diluted earnings per share (two class)(9)	$0.29
Pro forma adjusted diluted earnings per share (two class)(10)	$0.68

(1)   Distribution expenses are paid to financial intermediaries for the distribution of JHG’s investment products. JHG management believes that the deduction of third-party distribution, service and advisory expenses from revenue in the computation of net revenue reflects the nature of these expenses as revenue-sharing activities, as these costs are passed through to external parties that perform functions on behalf of, and distribute, the Group’s managed AUM.

(2)   Adjustments primarily represent deal and integration costs in relation to the Merger. JHG Management believes these costs do not represent the ongoing operations of the Group.

(3)   Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG Management believes these non-cash and acquisition related costs do not represent the ongoing operations of the Group.

(4)   Adjustments represent fair value movements on options issued to Dai-ichi and deferred consideration costs associated with acquisitions prior to the Merger. JHG Management believes these costs do not represent the ongoing operations of the Group.

(5)   Adjustment relates to the gain recognized on disposal of Volantis on April 1, 2017. JHG Management believes this gain does not represent the ongoing operations of the Group.

(6)   The tax impact of the adjustments are calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax deductible.

(7)   Pro forma operating income divided by pro forma revenue.

(8)   Pro forma adjusted operating income divided by pro forma adjusted revenue.

(9)   Pro forma net income attributable to JHG divided by weighted-average diluted common shares outstanding.

(10) Pro forma adjusted net income attributable to JHG divided by weighted-average diluted common shares outstanding.

Liquidity and Capital Resources

JHG’s capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide the Group with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”), that are subject to the FCA consolidated capital requirements.  JCIL is included on the basis of an Article 134 relationship under the Banking Consolidation Directive. The combined capital requirement is £270.7 million ($351.6 million), resulting in capital above the regulatory group’s regulatory requirement of £7.0 million ($9.1 million) as of June 30, 2017, based upon internal calculations and excluding unaudited current period profits.

Short-Term Liquidity and Capital Resources

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents held by the Group	$640.0	$279.0
Fees and other receivables	346.3	165.5
Investment securities held by the Group	274.1	79.6
Debt (including current portion)	$438.9	$—

Cash and cash equivalents consist primarily of cash at banks. Cash and cash equivalents and investment securities held by consolidated VIEs are not available for general corporate purposes and have been excluded from the table above.

The Group believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, principal, interest and conversion payments related to the 2018 Convertible Notes, dividend payments, income tax payments and integration costs in relation to the Merger. JHG may also use available cash for other general corporate purposes and acquisitions.

Convertible Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed the obligations of JCG under its 2018 Convertible Notes.

The 2018 Convertible Notes pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As a result of the Merger, the 2018 Convertible Notes could be converted, regardless of whether or not the conversion criteria were satisfied, for a period of 35 trading days in advance and 35 trading days following the Merger Closing Date. As the note holders had the option to convert as of June 30, 2017, the 2018 Convertible Notes were classified as current under current portion of long-term debt on the Group’s Consolidated Balance Sheets as of June 30, 2017. As of August 4, 2017, conversion notices amounting to $32.6 million of principal had been received. JHG intends to settle these conversion notices in cash during the third quarter of 2017.

Options

On the Closing Date of the Merger, JHG granted Dai-ichi 20 tranches of conditional options with each tranche allowing Dai-ichi to purchase 500,000 JHG ordinary shares at a strike price of £29.972 per share (the terms of such options having been adjusted in accordance with the terms of the Dai-ichi option agreement to take account of the effect of the share consolidation). The cash consideration of the options was £19.8 million ($25.7 million). The options can be exercised by Dai-ichi for the period from the Closing Date of the Merger until October 3, 2018.

Common Stock Repurchases

There were no share repurchases during the six month period ended June 30, 2017 or the year ended December 31, 2016. The Group has no commitments to repurchase additional capital stock. Any future repurchases of ordinary shares, Chess Depository Interests (“CDIs”) or Depository Interests (“DIs”) will depend upon prevailing market conditions, the Group’s liquidity requirements, contractual and legal restrictions, and other factors.

Dividends

The payment of cash dividends is within the discretion of the JHG Management and depends on many factors, including, but not limited to the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements. From the Closing Date, the Group intends to declare dividends quarterly in USD. Prior to this the Group declared dividends in GBP on a semi-annual basis, with an extraordinary first quarter 2017 dividend declared on April 19, 2017.

Dividends declared and paid during the six months ended June 30, 2017, representing the final 2016 and extraordinary first quarter 2017 dividends respectively were:

Dividend per share (£)	Date declared	Dividends paid (in US$ millions)	Date paid
0.0730	February 9, 2017	$102.6	May 19, 2017
0.0185	April 19, 2017	$26.0	May 19, 2017

On August 7, 2017, JHG’s Board of Directors declared a regular quarterly cash dividend of $0.32 per share. The quarterly dividend will be paid on September 1, 2017, to shareholders of record at the close of business on August 18, 2017.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of June 30, 2017, include principal and interest payments related to the 2025 Senior Notes, operating and capital lease payments, Perkins and INTECH senior profits interests awards, INTECH appreciation rights and phantom interests, INTECH non-controlling interests and contingent consideration related to the acquisitions of Geneva, Perennial, VelocityShares and Kapstream. JHG expects to fund its long-term commitments with existing cash, cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed JCG’s obligations under its 2025 Senior Notes. There are $300.0 million of Senior Notes due 2025 in issue, which pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Perkins Senior Profits Interests Awards

Perkins became a wholly owned subsidiary of the Group as a result of the Merger.

On November 18, 2013, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards fully vest on December 31, 2018, with the holders entitled to a total of 10% of Perkins’ annual taxable income. The entitlement to a percentage of Perkins’ annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% in 2019 after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins’ revenue. JHG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JHG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JHG or certain employees, as applicable, upon certain corporate or employment-related events affecting Perkins or certain employees.

INTECH

INTECH became a subsidiary of the Group as a result of the Merger.

INTECH ownership interests held by a founding member, representing approximately 1.1% aggregate ownership of INTECH, provide this founding member with an entitlement to retain their remaining INTECH interest until their death and provide the option to require JHG to purchase the ownership interests of INTECH at fair value.

INTECH has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests and are designed to give recipients an equity-like stake in INTECH. The grant date fair value of the appreciation rights is being amortized on a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from INTECH to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.21% of INTECH’s pre-incentive profits.

Contingent Consideration

For details of the contingent consideration in relation to the acquisition of Perennial and Geneva, please refer to the Group’s Prospectus.

As a result of the Merger, the Group is also committed to contingent consideration payments in respect of the historic acquisitions of Kapstream and VelocityShares made by JCG.

The outstanding Kapstream contingent cash consideration in respect of the initial acquisition of a 51% controlling interest is payable in June 2018 if certain Kapstream AUM reach defined targets. As of June 30, 2017, the total maximum payment is $4.0 million.

On January 31, 2017, JCG acquired the remaining 49% voting interest in Kapstream. The transaction included contingent consideration payable in the form of mutual fund share awards. The awards will be payable in three equal installments of $14.3 million on the first, second and third anniversary dates of the acquisition if certain revenue targets are reached and are indexed to the performance of the Kapstream Absolute Return Income Fund.

Outstanding contingent cash payments in relation to the historic acquisition of VelocityShares are contingent on certain VelocityShares’ ETPs reaching defined net revenue targets on the third and fourth anniversaries of the acquisition (in November 2017 and November 2018, respectively). These maximum contingent payments are for $8.0 million each. As of June 30, 2017, the total maximum payment over the remaining contingent consideration period (third and fourth anniversaries of the acquisition) is $16.0 million.

Defined benefit pension plan

The Group’s latest triennial valuation of its defined benefit pension plan has resulted in a deficit on a technical provision’s basis of $37.7 million (£29.0 million). The Group has agreed with the trustees of the plan to make contributions of $10.9 million (£8.4 million) per year for four years beginning in 2017 to recover the deficit.

The Group believes that it will have sufficient resources to satisfy its long-term liquidity requirements.

Off-Balance Sheet Arrangements

The contractual obligations relating to certain operating lease agreements outlined in Note 18—Commitments and Contingencies, on the Consolidated Financial Statements can be found in the Prospectus of Henderson Group plc for the year ended December 31, 2016 and the JCG contractual obligations outlined in Note 13—Commitments and Contingencies, of the Group’s 10-Q for the quarter ended June 30, 2017. The Group is not party to any off-balance sheet arrangements that may provide, or require the Group to provide, financing, liquidity, market or credit risk support that is not reflected in the Group’s Consolidated Financial Statements.

Other Sources of Liquidity

On February 10, 2016, a Group subsidiary entered into a one year revolving credit facility for £30.0 million to ensure that the Group had sufficient access to liquidity following repayment of the 2016 Senior Notes. On February 3, 2017, the Group subsidiary renewed this facility for an additional one year period. This facility terminated on May 30, 2017, on completion of the Merger. There were no amounts drawn down under the facility during its term and the subsidiary was in compliance with all covenants relating to the facility throughout, which included maintaining minimum equity of £150.0 million within the subsidiary and ensuring external borrowings did not exceed 30% of the subsidiary’s net worth.

On February 16, 2017, the Group entered into a five-year, $200.0 million unsecured, multi-currency revolving credit facility (“the JHG Facility”), with Bank of America Merrill Lynch International Limited as agent. The JHG Facility includes an option for JHG to request an increase to the overall amount of the JHG Facility of up to an additional $50.0 million. The JHG Facility has a maturity date of February 16, 2022 with two one year extension options which can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively.

The JHG Facility became effective on the Merger Closing Date and may be used for general corporate purposes. The JHG Facility bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread, which is based on JCG’s credit rating provided that if, following closing of the Merger, JHG obtains two or more credit ratings, then the credit rating in respect of JHG shall then be the relevant credit rating for the purposes of determining applicable margin.

The JHG Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, JHG was in compliance with all covenants and there were no borrowings under the JHG Facility.

Cash Flows

A summary of cash flow data for the six months ended June 30, 2017 and 2016 is as follows (in millions):

	Six months ended June 30,
	2017	2016
Cash flows provided by (used for):
Operating activities	$61.6	$83.5
Investing activities	564.3	(70.7)
Financing activities	(277.8)	(327.8)
Effect of foreign exchange rate changes on cash and cash equivalents	12.4	(19.3)
Net change in cash and cash equivalents	360.5	(334.3)
Cash and cash equivalents at beginning of period	323.2	583.7
Cash and cash equivalents at end of period	$683.7	$249.4

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Operating cash flows include the receipt of management fees and performance fees, offset by the payment of operating expenses and income taxes. Operating cash flows have decreased from $83.5 million in the six months ended June 30, 2016, to $61.6 million in the six months ended June 30, 2017, primarily due to changes in working capital items in the period including the payment of deal and integration costs in relation to the Merger.

Investing Activities

Cash provided by (used for) investing activities for the six months ended June 30, 2017 and June 30, 2016, is as follows (in millions):

	Six months ended June 30,
	2017	2016
Proceeds from disposal of investment securities-seed capital, net	$22.9	$5.3
Proceeds from disposal of investment securities - VIEs, net	139.9	—
Cash acquired from acquisition	417.2	—
Dividends received from equity-method investments	—	0.3
Net cash paid on settled hedges	(7.3)	(16.5)
Purchases of:
—investment securities-seed capital	—	(50.2)
—other purchases	(8.4)	(9.6)
Cash provided by (used for) investing activities	$564.3	$(70.7)

Cash inflows from investing activities were $564.3 million during the six months ended June 30, 2017 (six months ended June 30, 2016: cash outflows of $70.7 million) primarily due to the Group acquiring cash of $417.2 million in respect of the Merger on May 30, 2017, together with the Group receiving proceeds from disposal of investments within consolidated VIEs of $139.9 million.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2017 and 2016, is as follows (in millions):

	Six months ended June 30,
	2017	2016
Dividends paid to shareholders	$(128.6)	$(115.9)
Repayment of long-term borrowings	—	(215.0)
Third party sales (redemptions) in consolidated seeded investment products	(148.8)	40.7
Purchase of common stock for stock-based compensation plans	(39.1)	(46.1)
Proceeds from issuance of option	25.7	—
Proceeds from settlement of convertible note hedge	59.3	—
Settlement of stock warrant	(47.8)	—
Other financing activities	1.5	8.5
Cash used for financing activities	$(277.8)	$(327.8)

Cash outflows from financing activities were $277.8 million in the six months ended June 30, 2017 (six months ended June 30, 2016: $327.8 million) primarily reflecting dividends paid of $128.6 million and third party redemptions from consolidated seed investments of $148.8 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Group’s revenue and expenses are denominated in currencies other than USD resulting in exposure to the consolidated financial statements. Currency exposure is primarily due to non-USD AUM and non-USD operations, which cause variability in revenue and operating expenses.

Item 4.   Controls and Procedures

As of June 30, 2017, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Co-Chief Executive Officer, Andrew J. Formica Co-Chief Executive Officer and Roger Thompson, Executive Vice President and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil, Mr. Formica and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2017 that has materially affected, or is reasonably likely to materially affect, JHG’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13 — Commitments and Contingencies.

Item 1A. Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Registration Statement for the year ended December 31, 2016.

Items 2, 3 and 4.

Not applicable.

Item 5. Chief Operating and Strategy Officer Departure

On August 8, 2017, JHG announced that Jennifer McPeek, JHG’s Chief Operating and Strategy Officer, has announced her intention to leave JHG to pursue personal projects.  Ms. McPeek has been an outstanding contributor to JCG as Chief Financial Officer and for JHG as Chief Operating and Strategy Officer.  Ms. McPeek will remain with the company until October 31, 2017.

Item 6.   Exhibits

3.1	Memorandum of Association, incorporated herein by reference from Exhibit 3.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017

3.2	Articles of Association, incorporated herein by reference from Exhibit 3.2 to JHG’s Current Report on Form 8-K, dated May 30, 2017

4.1

Indenture dated as of November 6, 2001 (the “Base Indenture”), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), incorporated herein by reference from Exhibit 4.1 to JCG’s Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)

4.2

Third Supplemental Indenture to the Base Indenture, dated June 19, 2013, between Janus Capital Group Inc. and The Bank of New York Mellon Trust Company N.A., incorporated herein by reference from Exhibit 4.5.4 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)

4.3

Fourth Supplemental Indenture to the Base Indenture, dated as of May 30, 2017, among Janus Capital Group Inc., Henderson Group plc and The Bank of New York Mellon Trust Company N.A., incorporated herein by reference from Exhibit 4.3 to JHG’s Current Report on Form 8-K, dated May 30, 2017

4.4

Officers’ Certificate pursuant to the Base Indenture establishing the terms of the JCG 2018 Convertible Notes, incorporated herein by reference from Exhibit 4.10.1 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)

4.5

Fifth Supplemental Indenture to the Base Indenture, dated as of May 30, 2017, among Janus Capital Group Inc., Henderson Group plc and The Bank of New York Mellon Trust Company N.A., incorporated herein by reference from Exhibit 4.5 to JHG’s Current Report on Form 8-K, dated May 30, 2017

4.6	Form of JCG 2018 Convertible Notes, incorporated herein by reference from Exhibit 4.10.1 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-15253)

4.7	Form of Global Notes for the JCG 2025 Senior Notes, incorporated herein by reference from Exhibit 4.2 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)

10.1

Facility Agreement, dated 16 February 2017, for US$200,000,000 Revolving Credit Facility for Henderson Group plc arranged by Bank of America Merrill Lynch International Limited as Coordinator, Bookrunner and Mandated Lead Arranger with Bank of America Merrill Lynch International Limited as Facility Agent, incorporated herein by reference from Exhibit 1.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017

10.2	Instrument of Indemnity, incorporated herein by reference from Exhibit 10.16 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)

10.3

Second Amended and Restated 2010 Long-Term Incentive Stock Plan, effective May 30, 2017, incorporated herein by reference from Exhibit 4.12 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)

10.4

Second Amended and Restated 2005 Long Term Incentive Stock Plan, effective May 30, 2017, incorporated herein by reference from Exhibit 4.11 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)

10.5

Second Amended and Restated 2012 Employment Inducement Award Plan, effective May 30, 2017 incorporated herein by reference from Exhibit 4.9 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)

10.6

Second Amended and Restated Employee Stock Purchase Plan, effective May 30, 2017, incorporated herein by reference from Exhibit 4.13 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)

10.7	Janus Henderson Group plc Fourth Amended and Restated Mutual Fund Share Investment Plan, effective May 30, 2017 is attached to this Form 10-Q as Exhibit 10.7

10.8	Janus Henderson Group plc Amended and Restated 2013 Management Incentive Compensation Plan, effective January 1, 2013 is attached to this Form 10-Q as Exhibit 10.8

10.9	Janus Henderson Group plc Second Amended and Restated Income Deferral Program, effective May 30, 2017 is attached to this Form 10-Q as Exhibit 10.9

10.10	Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017 is attached to this Form 10-Q as Exhibit 10.10

15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1

31.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant

31.2	Certification of Andrew J. Formica Co-Chief Executive Oficer of Registrant

31.3	Certification of Roger Thompson, Executive Vice President and Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3

Certification of Roger Thompson, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Insurance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2017

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Andrew J. Formica
Andrew J. Formica,
Director and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

JANUS HENDERSON GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.7	Janus Henderson Group plc Fourth Amended and Restated Mutual Fund Share Investment Plan, effective May 30, 2017 is attached to this Form 10-Q as Exhibit 10.7	10

10.8	Janus Henderson Group plc Amended and Restated 2013 Management Incentive Compensation Plan, effective January 1, 2013 is attached to this Form 10-Q as Exhibit 10.8	10

10.9	Janus Henderson Group plc Second Amended and Restated Income Deferral Program, effective May 30, 2017 is attached to this Form 10-Q as Exhibit 10.9	10

10.10	Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017 is attached to this Form 10-Q as Exhibit 10.10	10

15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1	15

31.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant	31

31.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant	31

31.3	Certification of Roger Thompson, Executive Vice President and Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.3	Certification of Roger Thompson, Executive Vice President and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101