Form 10-Q
period 2017-09-30
JANUS HENDERSON GROUP PLC
filed 2017-11-09
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐                                           No ☒

As of November 6, 2017, there were 200,406,138 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$650.1	$279.0
Investment securities	276.4	79.6
Fees and other receivables	370.9	165.5
OEIC and unit trust receivables	208.1	142.1
Assets of consolidated VIEs:
Cash and cash equivalents	49.6	44.2
Investment securities	437.4	313.7
Other current assets	10.9	8.1
Other current assets	70.3	28.5
Total current assets	2,073.7	1,060.7

Non-current assets:
Property, equipment and software, net	74.3	41.2
Intangible assets, net	3,210.3	401.3
Goodwill	1,498.2	741.5
Retirement benefit asset, net	206.3	180.2
Other non-current assets	24.4	8.5
Total assets	$7,087.2	$2,433.4

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$289.1	$141.7
Current portion of accrued compensation, benefits and staff costs	275.5	147.0
Current portion of long-term debt	83.3	—
OEIC and unit trust payables	199.1	137.9
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	23.2	26.2
Total current liabilities	870.2	452.8

Non-current liabilities:
Accrued compensation, benefits and staff costs	29.3	8.7
Long-term debt	322.7	—
Deferred tax liabilities, net	1,098.2	70.7
Retirement benefit obligations, net	6.8	11.9
Other non-current liabilities	96.8	39.0
Total liabilities	2,424.0	583.1

Commitments and contingencies (See Note 13)

REDEEMABLE NONCONTROLLING INTERESTS	210.8	158.0

EQUITY
Common stock ($1.50 par and £0.125 par, 480,000,000 and 2,194,910,776 shares authorized; 200,406,138 and 1,131,842,109 shares issued and outstanding, respectively)	300.6	234.4
Additional paid-in-capital	3,823.7	1,237.9
Treasury shares (4,149,461 and 38,848,749 shares held, respectively)	(159.2)	(155.1)
Accumulated other comprehensive loss, net of tax	(299.5)	(434.5)
Retained earnings	743.6	764.8
Total shareholders’ equity	4,409.2	1,647.5
Nonredeemable noncontrolling interests	43.2	44.8
Total equity	4,452.4	1,692.3
Total liabilities, redeemable noncontrolling interests and equity	$7,087.2	$2,433.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Management fees	$477.7	$217.7	$971.2	$658.9
Performance fees	(2.1)	9.3	70.4	38.0
Shareowner servicing fees	30.2	—	40.1	—
Other revenue	31.6	18.0	70.0	59.6
Total revenue	537.4	245.0	1,151.7	756.5

Operating expenses:
Employee compensation and benefits	176.7	65.7	370.7	200.3
Long-term incentive plans	50.9	20.2	114.6	71.5
Distribution expenses	82.8	50.7	190.6	162.6
Investment administration	11.7	10.9	31.6	35.4
Marketing	8.1	2.6	21.4	9.7
General, administrative and occupancy	54.2	25.0	146.6	73.9
Depreciation and amortization	14.8	5.8	30.5	17.0
Total operating expenses	399.2	180.9	906.0	570.4

Operating income	138.2	64.1	245.7	186.1

Interest expense	(4.7)	(0.5)	(7.8)	(6.1)
Investment gains (losses), net	6.1	(2.0)	15.0	(4.1)
Other non-operating income (expenses), net	8.7	0.5	8.0	(2.1)
Income before taxes	148.3	62.1	260.9	173.8
Income tax provision	(46.1)	(8.5)	(74.6)	(25.4)
Net income	102.2	53.6	186.3	148.4
Net loss (income) attributable to noncontrolling interests	(2.7)	(0.2)	(2.5)	2.8
Net income attributable to JHG	$99.5	$53.4	$183.8	$151.2

Earnings per share attributable to JHG common shareholders:
Basic	$0.49	$0.48	$1.20	$1.36
Diluted	$0.49	$0.46	$1.19	$1.30

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$41.6	$(39.5)	$116.1	$(174.1)
Net unrealized gains (losses) on available-for-sale securities	0.2	0.9	(0.2)	0.4
Actuarial gains	—	—	—	0.1
Other comprehensive income (loss), net of tax	41.8	(38.6)	115.9	(173.6)
Other comprehensive loss (income) attributable to noncontrolling interests	2.8	(0.5)	19.1	(7.7)
Other comprehensive income (loss) attributable to JHG	$44.6	$(39.1)	$135.0	$(181.3)

Total comprehensive income (loss)	$144.0	$15.0	$302.2	$(25.2)
Total comprehensive loss (income) attributable to noncontrolling interests	0.1	(0.7)	16.6	(4.9)
Total comprehensive income (loss) attributable to JHG	$144.1	$14.3	$318.8	$(30.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2017	2016
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$186.3	$148.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.5	17.0
Stock-based compensation plan expense	57.3	30.1
Losses from equity-method investments	—	3.2
Investment gains (losses), net	(15.0)	4.1
Contributions to pension plans in excess of costs recognized	(14.7)	(1.9)
Other, net	(5.1)	5.5
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(4.8)	(0.1)
Other assets	(88.1)	(26.7)
Other accruals and liabilities	71.8	(53.4)
Net operating activities	218.2	126.2
Investing activities:
Cash acquired from acquisition	417.2	—
Proceeds from:
Investment securities - VIEs, net	102.6	—
Investment securities - seed capital, net	23.9	5.4
Dividends received from equity-method investments	0.2	0.7
Purchases of:
Investment securities - VIEs, net	—	(53.8)
Property, equipment and software	(9.1)	(13.2)
Investment income received by consolidated funds	—	5.0
Cash movement on deconsolidation of consolidated funds	—	(5.3)
Net cash paid on settled hedges	(16.3)	(41.3)
Proceeds from sale of Volantis	0.5	—
Net investing activities	519.0	(102.5)
Financing activities:
Proceeds from settlement of convertible note hedge	59.3	—
Settlement of stock warrant	(47.8)	—
Proceeds from issuance of options	25.7	—
Proceeds from stock-based compensation plans	2.4	8.3
Purchase of common stock for stock-based compensation plans	(44.3)	(45.9)
Dividends paid to shareholders	(192.3)	(162.0)
Repayment of long-term debt	(50.2)	(208.9)
Distributions to noncontrolling interests	(0.8)	—
Third-party sales (redemptions) in consolidated seeded investment products, net	(122.7)	48.8
Principal payments under capital lease obligations	(0.4)	—
Net financing activities	(371.1)	(359.7)
Cash and cash equivalents:
Effect of foreign exchange rate changes	10.4	(24.0)
Net change	376.5	(360.0)
At beginning of period	323.2	583.7
At end of period	$699.7	$223.7

Supplemental cash flow information:
Cash paid for interest	$8.0	$7.5
Cash paid for income taxes, net of refunds	$55.7	$22.9

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$650.1	$183.4
Cash and cash equivalents held in consolidated VIEs	49.6	40.3
Total cash and cash equivalents	$699.7	$223.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number	Common	paid-in-	Treasury	comprehensive	Retained	noncontrolling	Total
	of shares	stock	capital	shares	loss	earnings	interests	equity
Balance at December 31, 2015	1,131.8	$234.4	$1,237.9	$(175.3)	$(189.6)	$759.5	$44.1	$1,911.0
Net income	—	—	—	—	—	151.2	(2.8)	148.4
Other comprehensive income (loss)	—	—	—	—	(181.3)	—	7.7	(173.6)
Dividends paid to shareholders	—	—	—	—	—	(162.0)	—	(162.0)
Purchase of common stock for stock-based compensation plans	—	—	—	(45.9)	—	—	—	(45.9)
Vesting of stock-based compensation plans	—	—	—	67.4	—	(67.4)	—	—
Stock-based compensation plan expense	—	—	—	—	—	30.1	—	30.1
Proceeds from stock-based compensation plans	—	—	—	—	—	8.3	—	8.3
Balance at September 30, 2016	1,131.8	$234.4	$1,237.9	$(153.8)	$(370.9)	$719.7	$49.0	$1,716.3

Balance at December 31, 2016	1,131.8	$234.4	$1,237.9	$(155.1)	$(434.5)	$764.8	$44.8	$1,692.3
Share consolidation	(1,018.6)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	183.8	1.6	185.4
Other comprehensive income (loss)	—	—	—	—	135.0	—	(19.1)	115.9
Dividends paid to shareholders	—	—	—	—	—	(192.3)	—	(192.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Fair value adjustments to Intech redeemable noncontrolling interests	—	—	—	—	—	(0.2)	—	(0.2)
Derivative instruments acquired on acquisition	—	—	31.4	—	—	—	—	31.4
Noncontrolling interests recognized on acquisition	—	—	—	—	—	—	16.5	16.5
Redemptions of convertible debt and settlement of derivative instruments	—	—	(6.4)	—	—	—	—	(6.4)
Tax impact of convertible debt redemptions and settlement of derivative instruments	—	—	(5.7)	—	—	—	—	(5.7)
Purchase of common stock for stock-based compensation plans	—	—	—	(44.3)	—	—	—	(44.3)
Issuance of common stock	87.2	130.8	2,551.2	—	—	—	—	2,682.0
Redenomination and reduction of par value of stock	—	(64.6)	64.6	—	—	—	—	—
Acquisition adjustment in relation to unvested awards	—	—	(81.3)	—	—	—	—	(81.3)
Vesting of stock-based compensation plans	—	—	(17.8)	40.2	—	(22.4)	—	—
Stock-based compensation plan expense	—	—	47.4	—	—	9.9	—	57.3
Proceeds from stock-based compensation plans	—	—	2.4	—	—	—	—	2.4
Balance at September 30, 2017	200.4	$300.6	$3,823.7	$(159.2)	$(299.5)	$743.6	$43.2	$4,452.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG” or “the Group”), previously Henderson Group plc (“Henderson”), the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of JHG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes included in the Henderson annual financial statements for the year ended December 31, 2016, which can be found in JHG’s prospectus dated March 21, 2017, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-216824) (the “Prospectus”). Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date and are included in the notes to the condensed consolidated financial statements.

The Group had $9.9 million and $30.1 million of stock-based compensation costs and nil and $8.3 million of proceeds from stock-based compensation plans included in retained earnings during the nine-month periods ended September 30, 2017, and September 30, 2016, respectively. Prior to the Group’s Extraordinary General Meeting (“EGM”) on April 26, 2017, the Group’s articles of association did not allow the Group to recognize these items in additional paid-in-capital. A change in the Group’s articles of association was approved at the EGM and from April 26, 2017, all costs in relation to stock-based compensation will be recognized in additional paid-in-capital. The accumulated balance in relation to stock-based compensation plans within retained earnings as of September 30, 2017, and December 31, 2016, was $(105.4) million and $(92.9) million, respectively.

Share Redenomination and Consolidation

On April 26, 2017, Henderson redenominated its ordinary shares from Great British pound (“GBP”) to U.S. dollar (“USD”), resulting in a change in par value from £0.125 to $0.1547 per share. At that time, Henderson had 1,131,842,110 shares in issue and as a result the ordinary share nominal capital became $175.1 million. The difference between the revised ordinary share nominal capital balance of $175.1 million and the previously stated ordinary share nominal capital balance of $234.4 million (converted at the historic exchange rate rather than the rate required for the redenomination under Jersey company law) was recognized as a component of additional paid-in-capital. Consequently, the additional paid-in-capital balance was adjusted from $1,237.9 million to $1,297.2 million.

Additionally, in accordance with a special resolution passed by the shareholders on May 3, 2017, the par value of the shares of Henderson was reduced to $0.15 per share, from $0.1547 per share, and the total ordinary share nominal capital became $169.8 million. In accordance with that resolution, the reduction in the total ordinary share nominal capital of $5.3 million was credited to the additional paid-in-capital account, which moved from $1,297.2 million to $1,302.5 million.

On April 26, 2017, the shareholders approved a 10-to-1 share consolidation, which took effect on May 30, 2017. As a result of the share consolidation, the number of shares in issue was reduced by a factor of 10, and the par value of the shares became $1.50.

Merger with Janus Capital Group Inc.

On May 30, 2017 (the “Closing Date”), Henderson and Janus Capital Group Inc. (“JCG”), a U.S.-based asset manager, announced the completion of an all-stock merger of equals (“the Merger”). The Merger is expected to accelerate the Group’s strategic objectives for growth, diversification and the creation of a global active investment manager. Based on an evaluation of the Merger agreement provisions, Henderson was determined to be the acquirer for accounting purposes. The historical financial statements and notes included herein represent Henderson.

Prior to the Merger, Henderson’s functional currency was GBP. After consideration of numerous factors, management concluded that the post-Merger functional currency of JHG is USD.

The Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2017, includes JCG results from the Closing Date. See Note 2 — Acquisitions, for more information on the Merger.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Group is evaluating the effect of adopting this new accounting standard, including the amending Accounting Standards Update (“ASU”). Management is currently reviewing the terms and conditions of its revenue contracts. While this review is ongoing, the Group does not expect a significant change in the timing of revenue recognition for its management fees, performance fees, servicing fees and its other revenue upon adoption of the new guidance. However, the Group’s evaluation is not complete.

In March 2016, the FASB issued an amendment to its principal-versus-agent guidance in the FASB’s new revenue standard. The key provisions of the amendment are assessing the nature of the entity’s promise to the customer, identifying the specified goods or services, and applying the control principle and indicators of control. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. In addition, entities are required to adopt the amendment by using the same transition method they used to adopt the new revenue standard. The Group’s principal-versus-agent assessment is focused on treatment of distribution fees collected from mutual fund assets and whether such fees should be reported as revenue (1) on a gross basis or (2) on a net basis, where such fees are reduced by distribution fees paid by the Group to intermediaries. Presently, certain distribution and servicing fees are presented on a gross basis, while others are presented on a net basis, with respective presentations dictated by the terms of the underlying distribution and servicing agreements. While the Group’s assessment is ongoing and not complete, management currently anticipates presenting all distribution and servicing fees on a gross basis upon adoption of the new guidance.

Financial Instruments

In January 2016, the FASB issued amendments to its financial instruments standard, including changes relating to the accounting for equity investments and the presentation and disclosure requirements for financial instruments. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amended guidance also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market value) and form of financial asset (e.g., loans, securities). The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Although the Group is evaluating the effect of adopting this new accounting standard, management does not expect the adoption to have a material impact on its results of operations or cash flows.

Leases

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

Statements of Cash Flows

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statements of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Although the Group is evaluating the effect of adopting this new accounting standard, management does not expect the adoption to have a material impact on the Consolidated Statements of Cash Flows.

In November 2016, the FASB issued an ASU to clarify guidance on the classification and presentation of restricted cash in the statements of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Although the Group is evaluating the effect of adopting this new accounting standard, management does not expect the adoption to have a material impact on the Consolidated Statements of Cash Flows.

Goodwill Impairment Testing

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU is effective for annual and interim impairment tests for periods beginning after December 15, 2021. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. The Group will complete its annual goodwill impairment tests according to the new guidance.

Hedge Accounting

In August 2017, the FASB issued an ASU that amends hedge accounting. The ASU expands the strategies eligible for hedge accounting, changes how companies assess hedge effectiveness and will require new disclosures and presentation. The ASU is effective on January 1, 2019, for calendar year-end companies; however, early adoption is permitted. The Group is evaluating the effect of adopting this new accounting standard.

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

Intangible Assets

Acquired intangible assets include the value of investment advisory agreements for mutual funds, separate accounts and exchange traded products (“ETPs”). Also included are the values of acquired trademarks, which include trademarks for Janus Capital Management LLC (“Janus”), Intech Investment Management LLC (“Intech”), Kapstream Capital Pty Limited (“Kapstream”), Perkins Investment Management LLC (“Perkins”) and VS Holdings Inc. (“VelocityShares”). Preliminary estimates of acquired intangible assets and their weighted-average estimated useful lives are presented in the following table (in millions):

		Estimated useful
	Estimated	life (weighted-
	fair value	average in years)
Investment management contracts:
Mutual funds	$2,155.0	Indefinite
Separate accounts	202.0	15
Exchange traded notes	33.0	15
Exchange traded funds	14.0	Indefinite
Trademarks	381.0	Indefinite
Total	$2,785.0

The following table presents movements in intangible assets during the period (in millions):

				Foreign
	December 31,			currency	September 30,
	2016	Merger	Amortization	translation	2017
Indefinite-lived intangible assets:
Investment management agreements	$334.8	$2,169.0	$—	$38.1	$2,541.9
Trademarks	—	381.0	—	0.3	381.3
Definite-lived intangible assets:
Client relationships	126.9	235.0	—	7.3	369.2
Accumulated amortization	(60.4)	—	(15.7)	(6.0)	(82.1)
Net intangible assets	$401.3	$2,785.0	$(15.7)	$39.7	$3,210.3

Amortization expense was $7.0 million and $15.7 million for the three and nine months ended September 30, 2017, respectively, and $3.7 million and $11.1 million for the same periods in 2016. Expected future amortization expense is summarized below (in millions):

Year ended December 31,	Amount
2017 (remainder of year)	$7.4
2018	29.7
2019	29.7
2020	29.7
2021	26.8
2022	18.3
Thereafter	145.5
Total	$287.1

Debt

The fair value of JHG’s debt was valued using broker quotes and recent trading activity, which are considered fair value Level 2 inputs.

The acquired 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) may be wholly or partially settled in cash, and thereby the liability and conversion feature components are accounted for separately. The $115.2 million liability component at the Closing Date was determined by discounting future contractual cash flows at a 1.9% rate, which is consistent with the estimated market interest rate for similar senior notes with no conversion option. The liability component will accrete up to the face value of $116.6 million, through interest expense, over the remaining term of the notes. The $42.9 million equity component was determined as the difference between the liability component and the fair value of the notes at the Closing Date.

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) were recorded at their fair value of $323.7 million at the time of the Merger. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2017, of $22.7 million, which will be amortized over the remaining life of the notes through interest expense. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets.

Deferred Tax Liabilities, Net

Deferred income taxes primarily relate to deferred income tax balances acquired from JCG and the deferred tax impact of fair value adjustments to the assets and liabilities acquired from JCG, including intangible assets and long-term debt. Deferred income taxes were provisionally estimated based on statutory tax rates in the jurisdictions of the legal entities where the acquired assets and liabilities are taxed. Tax rates used are continually assessed, and updates to deferred income tax estimates are based on any changes to provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.

Pro Forma Results of Operations

The following table presents summarized unaudited supplemental pro forma operating results as if the Merger had occurred at the beginning of each of the periods presented (in millions):

	Nine months ended September 30,
	2017	2016
Revenues	$1,590.6	$1,515.8
Net income attributable to JHG	$232.9	$267.0

The only adjustment made was the inclusion of the JCG results for the periods presented.

JCG Results of Operations

Revenue (inclusive of revenue from certain mandates transferred to JCG from Henderson after the Merger) and net income of JCG from the Closing Date through the end of the third quarter of 2017 included in JHG’s Condensed Consolidated Statements of Comprehensive Income are presented in the following table (in millions):

Closing Date -
September 30, 2017
Revenues	$421.3
Net income attributable to JCG	$88.2

Options

On the Closing Date of the Merger, JHG sold 20 tranches of conditional options to Dai-ichi Life Holdings Inc. (“Dai-ichi”), with each tranche allowing Dai-ichi to purchase 500,000 JHG ordinary shares at a strike price of £29.972 per share (the terms of such options having been adjusted in accordance with the terms of the Dai-ichi Option Agreement to take account of the effect of the share consolidation). The cash consideration received for the options was £19.8 million ($25.7 million). The options can be exercised by Dai-ichi during the period from the Closing Date of the Merger until October 3, 2018. As of September 30, 2017, the fair value of the options was $17.5 million.

Contingent Consideration

Acquisitions prior to the Merger included contingent consideration. Refer to Note 5 — Fair Value Measurements for a detailed discussion of the terms of the contingent consideration.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of September 30, 2017, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Consolidated VIE assets and liabilities, presented after intercompany eliminations, at September 30, 2017, and December 31, 2016, are as follows (in millions):

	September 30,	December 31,
	2017	2016
Investment securities	$437.4	$313.7
Cash and cash equivalents	49.6	44.2
Other current assets	10.9	8.1
Accounts payable and accrued liabilities	(23.2)	(26.2)
Total	474.7	339.8
Redeemable noncontrolling interests in consolidated VIEs	(186.4)	(158.0)
Nonredeemable noncontrolling interests in consolidated VIEs	(27.0)	(44.8)
JHG’s net interest in consolidated VIEs	$261.3	$137.0

Unconsolidated Variable Interest Entities

At September 30, 2017, and December 31, 2016, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $1.1 million and nil, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	September 30,	December 31,
	2017	2016
Investment securities	$14.1	$5.1
Cash and cash equivalents	0.7	—
Other current assets	0.3	—
Accounts payable and accrued liabilities	(0.1)	—
Total	15.0	5.1
Redeemable noncontrolling interests in consolidated VREs	(3.2)	—
JHG’s net interest in consolidated VREs	$11.8	$5.1

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At September 30, 2017, and December 31, 2016, JHG’s carrying value of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was $54.2 million and $4.9 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 4 — Investment Securities

JHG’s investment securities as of September 30, 2017, and December 31, 2016, are summarized as follows (in millions):

	September 30,	December 31,
	2017	2016
Trading securities:
Seeded investment products:
Consolidated VIEs	$417.8	$288.0
Consolidated VREs	14.1	5.1
Unconsolidated VIEs and VREs	50.5	4.5
Separate accounts	73.1	—
Pooled investment funds	26.8	—
Total seeded investment products	582.3	297.6
Investments related to deferred compensation plans	96.3	66.5
Other investments	10.8	3.1
Total trading securities	689.4	367.2
Available-for-sale securities:
Seeded investment products:
Consolidated VIEs	19.6	25.7
Unconsolidated VIEs and VREs	4.8	0.4
Total available-for-sale securities	24.4	26.1
Total investment securities	$713.8	$393.3

Trading Securities

Net unrealized gains on trading securities held as of September 30, 2017 and 2016, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Trading securities held at period end	$19.7	$8.5	$15.2	$18.7

Available-for-Sale Securities

The following is a summary of available-for-sale securities as of September 30, 2017, and December 31, 2016 (in millions):

		Gross unrealized		Foreign
		investment		currency
	Cost	Gains	Losses	translation	Fair value
September 30, 2017:
Available-for-sale securities	$19.8	$3.2	$—	$1.4	$24.4
December 31, 2016:
Available-for-sale securities	$15.1	$3.4	$—	$7.6	$26.1

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

JHG was party to the following derivative instruments as of September 30, 2017, and December 31, 2016 (in millions):

	Notional value
	September 30, 2017	December 31, 2016
Futures	$184.6	$14.7
Credit default swaps	129.0	—
Index swaps	49.9	34.2
Total return swaps	68.6	59.5
Foreign currency forward contracts	85.1	170.1

The derivative instruments are not designated as hedges for accounting purposes, with the exception of foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net in JHG’s Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income (loss), net of tax in JHG’s Condensed Consolidated Statements of Comprehensive Income.

The value of the individual derivative contracts are recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The Group has entered into netting arrangements with certain counterparties. The impacts of any potential netting are shown below.

The following tables illustrate the effect of offsetting derivative instruments on JHG’s Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016 (in millions):

	September 30, 2017
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral pledged	Net amounts
Assets:
Futures	$3.4	$(1.1)	$—	$2.3
Foreign currency forward contracts	1.0	—	—	1.0
Total assets	$4.4	$(1.1)	$—	$3.3

Liabilities:
Futures	$(1.2)	$1.1	$—	$(0.1)
Total return swaps	(1.0)	—	0.8	(0.2)
Index swaps	(1.9)	—	1.9	—
Credit default swaps	(3.0)	—	1.0	(2.0)
Total liabilities	$(7.1)	$1.1	$3.7	$(2.3)

	December 31, 2016
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral pledged	Net amounts
Liabilities:
Total return swaps	$(1.1)	$—	$1.1	$—
Index swaps	(0.8)	—	0.5	(0.3)
Foreign currency forward contracts	(3.2)	—	—	(3.2)
Total liabilities	$(5.1)	$—	$1.6	$(3.5)

The Group recognized the following net foreign currency translation gains on hedged seed investments denominated in currencies other than the Group’s functional currency and net losses associated with foreign currency forward contracts under net investment hedge accounting for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Foreign currency translation	$1.1	$6.3	$1.8	$20.7
Foreign currency forward contracts	(1.1)	(6.3)	(1.8)	(20.7)
Total	$—	$—	$—	$—

The foreign currency translation gains and losses on foreign currency forward contracts associated with the net investment hedge are recognized in other comprehensive income (loss), net of tax in JHG’s Condensed Consolidated Statements of Comprehensive Income.

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Group’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on JHG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in JHG’s Condensed Consolidated Statements of Comprehensive Income.

JHG’s consolidated seeded investment products were party to the following derivative instruments as of September 30, 2017, and December 31, 2016 (in millions):

	Notional value
	September 30, 2017	December 31, 2016
Futures	$288.7	$22.3
Contracts for differences	16.5	9.2
Credit default swaps	5.4	1.8
Total return swaps	39.7	—
Interest rate swaps	3.3	8.3
Options	291.5	184.8
Swaptions	0.2	1.7
Foreign currency forward contracts	159.4	120.0

The following table illustrates the effect of offsetting derivative instruments within consolidated seeded investment products on JHG’s Condensed Consolidated Balance Sheets as of September 30, 2017 (in millions):

	September 30, 2017
		Gross amounts
		offset by	Gross amounts
		derivative	offset by cash
	Gross amounts	instruments	collateral pledged	Net amounts
Assets:
Futures	$3.0	$(1.6)	$—	$1.4
Contracts for differences	0.5	—	—	0.5
Interest rate swaps	0.1	(0.1)	—	—
Total return swaps	0.2	(0.2)	—	—
Credit default swaps	0.1	—	—	0.1
Options	1.3	(0.3)	—	1.0
Foreign currency forward contracts	0.7	(0.3)	0.9	1.3
Swaptions	0.3	—	—	0.3
Total assets	$6.2	$(2.5)	$0.9	$4.6
Liabilities:
Futures	$(1.6)	$1.6	$—	$—
Contracts for differences	—	—	—	—
Interest rate swaps	(0.2)	0.1	—	(0.1)
Total return swaps	(0.2)	0.2	—	—
Credit default swaps	(0.2)	—	—	(0.2)
Options	(0.4)	0.3	—	(0.1)
Foreign currency forward contracts	(1.4)	0.3	0.1	(1.0)
Swaptions	(0.3)	—	—	(0.3)
Total liabilities	$(4.3)	$2.5	$0.1	$(1.7)

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

As of September 30, 2017, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. This type of arrangement did not exist as of December 31, 2016. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of September 30, 2017, the notional values of the agreements totaled $3.9 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of September 30, 2017, the fair value of the credit default swap contracts selling protection was $0.1 million.

Investment Gains (Losses), Net

Investment gains (losses), net in JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Seeded investment products	$15.1	$2.9	$14.2	$7.2
Fair value movements on derivatives	(9.1)	(4.9)	(9.4)	(12.2)
Gain on sale of Volantis	—	—	10.2	—
Other	0.1	—	—	0.9
Investment gains (losses), net	$6.1	$(2.0)	$15.0	$(4.1)

On April 1, 2017, the Group completed the sale of its alternative UK small cap team (“Volantis”). Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.  During the nine months ended September 30, 2017, a $10.2 million gain was recognized in investment gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income, representing the net present value of estimated future cash flows.

Cash Flows

Cash flows related to investment securities for the nine months ended September 30, 2017 and 2016, are summarized as follows (in millions):

	Nine months ended September 30,
	2017		2016
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Trading securities	$(72.7)	$189.4	$(53.8)	$—
Available-for-sale securities	(0.3)	10.1	—	5.4
Total cash flows	$(73.0)	$199.5	$(53.8)	$5.4

Note 5 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2017 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$367.3	$—	$—	$367.3
Investment securities:
Consolidated VIEs - trading	199.4	171.4	47.0	417.8
Other - trading	170.5	101.1	—	271.6
Consolidated VIEs - available-for-sale	19.6	—	—	19.6
Other - available-for-sale	4.8	—	—	4.8
Total investment securities	394.3	272.5	47.0	713.8
Seed hedge derivatives	4.4	—	—	4.4
Derivatives in consolidated seeded investment products	1.8	2.8	—	4.6
Volantis contingent consideration	—	—	10.8	10.8
Total assets	$767.8	$275.3	$57.8	$1,100.9

Liabilities:
Derivatives in consolidated seeded investment products	$0.4	$2.3	$—	$2.7
Financial liabilities in consolidated seeded investment products	12.6	—	—	12.6
Seed hedge derivatives	4.2	2.9	—	7.1
Current portion of long-term debt(1)	—	83.4	—	83.4
Long-term debt(1)	—	322.7	—	322.7
Deferred bonuses	—	—	53.5	53.5
Contingent consideration	—	—	76.6	76.6
Dai-ichi options	—	—	17.5	17.5
Total liabilities	$17.2	$411.3	$147.6	$576.1

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$189.6	$189.6
Intech	—	—	21.2	21.2
Total redeemable noncontrolling interests	$—	$—	$210.8	$210.8

(1)         Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2016 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment securities:
Consolidated VIEs - trading	$128.2	$117.1	$42.7	$288.0
Other - trading	66.1	13.1	—	79.2
Consolidated VIEs - available-for-sale	20.3	5.4	—	25.7
Other - available-for-sale	0.4	—	—	0.4
Total investment securities	215.0	135.6	42.7	393.3
Derivatives in consolidated seeded investment products	3.4	0.6	—	4.0
Total assets	$218.4	$136.2	$42.7	$397.3

Liabilities:
Derivatives in consolidated seeded investment products	$1.3	$2.2	$—	$3.5
Financial liabilities in consolidated seeded investment products	16.2	—	—	16.2
Contingent consideration	—	—	25.5	25.5
Deferred bonuses	—	—	42.9	42.9
Seed hedge derivatives	—	5.1	—	5.1
Total liabilities	$17.5	$7.3	$68.4	$93.2

Total redeemable noncontrolling interests in consolidated seeded investment products	$—	$—	$158.0	$158.0

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

Level 3 Fair Value Measurements

Investment Products

As of September 30, 2017, and December 31, 2016, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Contingent Consideration

Acquisition of Geneva

The consideration payable on the acquisition of Geneva Capital Management LLC (“Geneva”) in 2014 included two contingent tranches of up to $54.5 million and $25.0 million, payable over six years. No fair value adjustment was necessary in the period ended September 30, 2017. As of September 30, 2017, and December 31, 2016, the contingent consideration had a fair value of $21.8 million and $20.3 million, respectively, and was included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

The fair value of the Geneva contingent consideration is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period and by determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in assets under management (“AUM”) based on performance and industry trends.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included contingent consideration payable in 2017 and 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the entire contingent consideration period is $11.8 million as of September 30, 2017. In addition, there is a maximum amount of $41.2 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue. Fair value adjustments to the consideration during the three months ended September 30, 2017, resulted in a $1.8 million decrease to the liability. As of September 30, 2017, and December 31, 2016, the contingent consideration and earn-out had a combined fair value of $7.1 million and $5.2 million, respectively, which is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

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

The purchase of the remaining 49% had contingent consideration of up to $43.9 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration will be payable in three equal installments on the anniversary dates and is indexed to the performance of a certain fund. Upon achieving the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding.

No fair value adjustment was necessary in the period ended September 30, 2017. As of September 30, 2017, the aggregate contingent consideration had a fair value of $43.0 million; $18.2 million is included in accounts payable and accrued liabilities, and $24.8 million is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets. As of September 30, 2017, the total maximum payment over the remaining contingent consideration period is $48.4 million. The total maximum payment includes fair value adjustments associated with the consideration, which is indexed to the performance of a certain fund.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets.

Acquisition of VelocityShares

JCG’s acquisition of VelocityShares in 2014 included contingent consideration. The remaining contingent consideration is payable on the third and fourth anniversaries of the acquisition, in amounts up to $8.0 million each. The payments are contingent on certain VelocityShares’ ETPs reaching defined net revenue targets. As of September 30, 2017, the total maximum payment over the remaining contingent consideration period is $16.0 million.

Fair value adjustments to the consideration during the three months ended September 30, 2017, resulted in a $1.9 million decrease to the liability. As of September 30, 2017, the contingent consideration had a fair value of

$4.7 million; $3.5 million is included in accounts payable and accrued liabilities, and $1.2 million is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

The fair value of the VelocityShares contingent consideration is calculated at each reporting date by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period and by determining whether net forecasted ETP revenue targets are achieved. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted gross revenues and certain expense items, which are deducted from these revenues.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of Volantis. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

The fair value of the Volantis contingent consideration is estimated at each reporting date by forecasting revenues over the contingency period of three years. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in AUM based on performance and industry trends. Increases in forecast revenue increase the fair value of the consideration, while decreases in forecast revenue decrease the fair value. The forecasted share of revenues is then discounted back to the valuation date using an 11.8% discount rate. As of September 30, 2017, the fair value of the Volantis contingent consideration was $10.8 million.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in JHG products.

Dai-ichi Options

As of September 30, 2017, the fair value of the options sold to Dai-ichi was $17.5 million. The fair value was determined using a Black-Sholes option pricing model. The Black-Sholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income (expense), net in JHG’s Condensed Consolidated Statements of Comprehensive Income.

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

Redeemable Noncontrolling Interests in Consolidated Seeded Investment Products

Redeemable noncontrolling interests are measured at fair value. Their fair values are primarily driven by the fair value of the investments in consolidated funds. The fair value of redeemable noncontrolling interests may also fluctuate from period to period based on changes in the Group’s relative ownership percentage of seed investments.

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the three and nine months ended September 30, 2017 and 2016, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning of period fair value	$57.4	$51.9	$42.7	$58.2
Balance acquired from the Merger	—	—	3.0	—
Additions	0.7	—	10.9	0.4
Settlements and transfers to Level 2	(0.8)	—	(0.8)	—
Movements recognized in net income	2.5	—	1.7	2.3
Movements recognized in other comprehensive income	(2.0)	(1.5)	0.3	(10.5)
End of period fair value	$57.8	$50.4	$57.8	$50.4

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three and nine months ended September 30, 2017 and 2016, are as follows (in millions):

	Three months ended September 30,
	2017				2016
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests
Beginning of period fair value	$76.0	$50.3	$26.9	$172.0	$22.1	$38.0	$138.5
Additions	—	—	—	—	(1.0)	—	—
Changes in ownership	—	—	—	18.2	—	—	11.3
Net movement in bonus deferrals	—	3.2	—	—	—	7.7	—
Fair value adjustments	(0.5)	—	(10.3)	0.9	—	—	—
Unrealized gains (losses)	—	—	—	16.2	—	—	2.7
Amortization of Intech appreciation rights	—	—	—	1.1	—	—	—
Distributions	—	—	—	(0.2)	—	—	—
Foreign currency translation	1.1	—	0.9	2.6	(0.5)	(0.9)	(7.2)
End of period fair value	$76.6	$53.5	$17.5	$210.8	$20.6	$44.8	$145.3

	Nine months ended September 30,
	2017				2016
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests
Beginning of period fair value	$25.5	$42.9	$—	$158.0	$19.5	$35.7	$82.9
Balances acquired from the Merger	45.4	—	—	42.9	—	—	—
Additions	—	—	25.7	—	3.4	—	—
Changes in ownership	—	—	—	13.1	—	—	56.2
Net movement in bonus deferrals	—	8.2	—	—	—	13.3	—
Fair value adjustments	2.8	—	(9.1)	1.2	—	—	—
Unrealized gains (losses)	—	—	—	(7.6)	—	—	21.2
Amortization of Intech appreciation rights	—	—	—	1.5	—	—	—
Distributions	—	—	—	(0.3)	—	—	—
Foreign currency translation	2.9	2.4	0.9	2.0	(2.3)	(4.2)	(15.0)
End of period fair value	$76.6	$53.5	$17.5	$210.8	$20.6	$44.8	$145.3

Significant Unobservable Inputs

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 asset, the Group’s private equity investment included within consolidated VIEs, as of September 30, 2017, and December 31, 2016, were as follows (in millions):

As of September 30, 2017	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs - trading	$44.8	Discounted cash flow	Discount rate EBITDA multiple Price-earnings ratio	12.0% - 30.0% (16.3)% 8.7 - 11.0 (9.1) 17.2 - 24.0 (18.4)

As of December 31, 2016	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs - trading	$42.7	Discounted cash flow	Discount rate EBITDA multiple Price-earnings ratio	12.0% - 30.0% (16.3)% 8.7 - 11.0 (9.1) 17.2 - 24.0 (18.4)

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

Transfers are recognized at the end of each reporting period. Transfers between Level 1, Level 2 and Level 3 classifications for the nine months ended September 30, 2017, were immaterial.

Note 6 — Debt

Debt as of September 30, 2017, and December 31, 2016, consisted of the following (in millions):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$322.7	$322.7	$—	$—
0.750% Convertible Senior Notes due 2018	83.3	83.4	—	—
Total debt	406.0	406.1	—	—
Less: Current portion of long-term debt	83.3	83.4	—	—
Total long-term debt	$322.7	$322.7	$—	$—

4.875% Senior Notes Due 2025

As a result of the Merger, the Group recognized 2025 Senior Notes with a nominal value of $300.0 million, which pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The 2025 Senior Notes were recorded at their fair value of $323.7 million at the time of the Merger. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2017, of $22.7 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets.

0.750% Convertible Senior Notes Due 2018

As a result of the Merger, the Group recognized 2018 Convertible Notes with a nominal value of $116.6 million. The 2018 Convertible Notes pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018. The 2018 Convertible Notes had a fair value of $158.1 million at the time of the Merger. The 2018 Convertible Notes may be wholly or partially settled in cash at the election of JHG and thereby the liability and conversion feature components of the notes were accounted for separately. The $115.2 million liability component at the Closing Date was determined by discounting future contractual cash flows at a 1.9% rate, which is consistent with the estimated market interest rate for similar senior notes with no conversion option. The $42.9 million equity component was determined as the difference between the liability component and the fair value of the notes at the Closing Date. The fair value as of September 30, 2017, in the table above represents the fair value of the liability component. Upon closing of the Merger, JHG fully and unconditionally guaranteed the obligations of JCG in relation to the 2018 Convertible Notes and 2025 Senior Notes.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. During the three months ended September 30, 2017, $32.6 million of principal was redeemed and settled with cash for a total cash outlay of $50.2 million. As of September 30, 2017, the face value of the 2018 Convertible Notes was $84.0 million. As of October 1, 2017, the 2018 Convertible Notes met the conversion criteria and are convertible during the fourth quarter 2017 at a conversion rate of 44.7007 shares of JHG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to a conversion price of approximately $22.37 per share of common stock.

Convertible Note Hedge and Warrants

Prior to the Merger, JCG entered into convertible note hedge and warrant transactions. The instruments were intended to reduce the potential for future dilution to shareholders by effectively increasing the initial conversion price of the 2018 Convertible Notes. The convertible note hedge and warrants were terminated by the Group in June 2017, and JHG received $59.3 million and paid $47.8 million to settle the contracts. The net proceeds from the settlements were recorded in additional paid-in-capital on the Group’s Condensed Consolidated Balance Sheets.

Credit Facility

At September 30, 2017, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited, as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2017, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2017, or from inception of the Credit Facility. The Credit Facility has a maturity date of February 16, 2022.

Note 7 — Income Taxes

The Group’s effective tax rates for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective tax rate	31.1%	13.7%	28.6%	14.6%

The increase in the effective tax rate for the three and nine months ended September 30, 2017, compared to the same periods in 2016, is primarily due to the inclusion of JCG, which is generally taxed at higher rates in the U.S. The three and nine months ended September 30, 2016, included a significant tax benefit resulting from an adjustment to the Group’s deferred tax balances to reflect the enacted future reduction in the UK tax rate from 18% to 17%. In addition, the nine months ended September 30, 2016, included a significant tax benefit relating to the exercise of stock-based compensation awards, and the effective tax rate for the nine months ended September 30, 2017, was impacted by non-tax deductible deal costs in connection with the Merger.

As of September 30, 2017, and December 31, 2016, JHG had $6.4 million and $2.5 million, respectively, of unrecognized tax benefits held for uncertain tax positions. The increase in the unrecognized tax benefits was primarily a result of the inclusion of a $5.1 million tax reserve acquired from the Merger partially offset by $1.5 million as a result of settlements with the relevant authorities and statute closures. Management estimates that the existing liability for uncertain tax positions could decrease by up to $1.1 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 8 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2017, and December 31, 2016, consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Consolidated seeded investment products	$189.6	$158.0
Intech:
Appreciation rights	17.1	—
Founding member ownership interests	4.1	—
Total redeemable noncontrolling interests	$210.8	$158.0

Consolidated Seeded Investment Products

Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request. Redeemable noncontrolling interests in consolidated seed investment products may fluctuate from period to period and are impacted by changes in JHG’s relative ownership, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments is redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from the assets of JHG.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Opening balance	$152.2	$138.5	$158.0	$82.9
Balance acquired from the Merger	—	—	23.2	—
Changes in market value	16.8	2.7	(6.7)	21.2
Changes in ownership	18.2	11.3	13.1	56.2
Foreign currency translation	2.4	(7.2)	2.0	(15.0)
Closing balance	$189.6	$145.3	$189.6	$145.3

Changes in ownership reflect third-party investment in consolidated seeded investment products, additional seed capital investment or seed capital redemptions.

Intech

Intech became a subsidiary of the Group as a result of the Merger. Intech ownership interests held by a founding member had an estimated fair value of $4.1 million as of September 30, 2017, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests until his death and has the option to require JHG to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of September 30, 2017, and December 31, 2016, are as follows (in millions):

	September 30,	December 31,
	2017	2016
Nonredeemable noncontrolling interests in:
Seed capital investments	$27.0	$44.8
Intech	16.2	—
Total nonredeemable noncontrolling interests	$43.2	$44.8

Note 9 — Long-Term Incentive Compensation

The Group granted $6.2 million and $64.5 million in long-term incentive awards during the three and nine months ended September 30, 2017, respectively, which generally vest and will be recognized on a graded vesting method over a three- or four-year period. In addition, the Group issued 4.4 million shares of replacement awards to certain employees on the Closing Date of the Merger.

Long-term incentive compensation expense for the three and nine months ended September 30, 2017, was $50.9 million and $114.6 million, respectively, and $20.2 million and $71.5 million, respectively, during the same periods in 2016.

Note 10 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Henderson Group Pension Scheme (“HGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three and nine month periods ended September 30, 2017 and 2016, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$(0.3)	$(0.3)	$(0.9)	$(1.0)
Interest cost	(5.5)	(5.6)	(16.0)	(17.8)
Expected return on plan assets	6.2	6.0	18.1	19.0
Net periodic benefit credit	$0.4	$0.1	$1.2	$0.2

Note 11 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2017 and 2016, are as follows (in millions):

	Three months ended September 30,
	2017				2016
		Available-	Retirement			Available-	Retirement
	Foreign	for-sale	benefit		Foreign	for-sale	benefit
	currency	securities	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(380.5)	$4.3	$32.1	$(344.1)	$(353.6)	$4.6	$17.2	$(331.8)
Total other comprehensive income (loss)	41.6	0.2	—	41.8	(39.5)	0.9	—	(38.6)
Less: other comprehensive loss (income) attributable to noncontrolling interests	2.8	—	—	2.8	(0.5)	—	—	(0.5)
Ending balance	$(336.1)	$4.5	$32.1	$(299.5)	$(393.6)	$5.5	$17.2	$(370.9)

	Nine months ended September 30,
	2017				2016
		Available-	Retirement			Available-	Retirement
	Foreign	for-sale	benefit		Foreign	for-sale	benefit
	currency	securities	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(471.3)	$4.7	$32.1	$(434.5)	$(211.8)	$5.1	$17.1	$(189.6)
Total other comprehensive income (loss)	116.1	(0.2)	—	115.9	(174.1)	0.4	0.1	(173.6)
Less: other comprehensive loss (income) attributable to noncontrolling interests	19.1	—	—	19.1	(7.7)	—	—	(7.7)
Ending balance	$(336.1)	$4.5	$32.1	$(299.5)	$(393.6)	$5.5	$17.2	$(370.9)

The components of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2017 and 2016, are as follows (in millions):

	Three months ended September 30,
	2017			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$41.6	$—	$41.6	$(39.5)	$—	$(39.5)
Net unrealized gains on available-for-sale securities	0.2	—	0.2	0.9	—	0.9
Total other comprehensive income (loss)	$41.8	$—	$41.8	$(38.6)	$—	$(38.6)

	Nine months ended September 30,
	2017			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$116.1	$—	$116.1	$(174.2)	$0.1	$(174.1)
Net unrealized gains (losses) on available-for-sale securities	(0.2)	—	(0.2)	0.4	—	0.4
Retirement benefit asset, net	—	—	—	0.1	—	0.1
Total other comprehensive income (loss)	$115.9	$—	$115.9	$(173.7)	$0.1	$(173.6)

Note 12 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to JHG	$99.5	$53.4	$183.8	$151.2
Less: Allocation of earnings to participating stock-based awards	2.8	1.2	4.8	3.4
Net income attributable to JHG common shareholders	$96.7	$52.2	$179.0	$147.8

Weighted-average common shares outstanding - basic	196.5	109.3	148.7	109.0
Dilutive effect of:
Non-participating stock-based awards	1.7	4.5	1.8	4.8
Weighted-average common shares outstanding - diluted	198.2	113.8	150.5	113.8

Earnings per share:
Basic	$0.49	$0.48	$1.20	$1.36
Diluted (two class)	$0.49	$0.46	$1.19	$1.30

The share numbers in the table above have been updated to reflect the share consolidation on April 26, 2017. Refer to Note 1 — Basis of Presentation, for additional information on the share consolidation. The potential dilutive effect of redemptions of the Group’s 2018 Convertible Notes has been excluded from the calculations above. Redemptions to date have been settled wholly in cash, and the Group has the ability and intent to settle future redemptions wholly in cash.

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Unvested nonparticipating stock awards	0.7	—	0.8	—
Dai-ichi options	10.0	—	4.5	—

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements. From the Closing Date, the Group intends to declare dividends quarterly in USD; prior to the Merger, the Group declared dividends in GBP on a semi-annual basis, with an extraordinary first quarter 2017 dividend declared on April 19, 2017.

The following is a summary of cash dividends paid for the three and nine months ended September 30, 2017 and 2016, in GBP and USD:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Dividends paid per share - pre Merger - in GBP	£—	£0.0320	£0.0915	£0.1040
Dividends paid per share - post Merger - in USD	$0.3200	$—	$0.3200	$—

The pre-Merger share numbers in the table above have not been updated to reflect the share consolidation on April 26, 2017. Refer to Note 1 — Basis of Presentation, for additional information on the share consolidation.

Note 13 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of September 30, 2017, there were no material changes in the commitments and contingencies as reported in Henderson’s annual consolidated financial statements and notes included in the Prospectus, except as noted below. The rental commitments disclosed in the table below are in addition to the commitments disclosed in the Prospectus.

Operating and Capital Leases

As of September 30, 2017, future minimum rental commitments under non-cancelable operating and capital leases (in addition to the amounts reported in the Prospectus) are as follows (in millions):

Year ended December 31,	Amount
2017 (remainder of year)	$4.2
2018	15.1
2019	11.7
2020	9.4
2021	8.3
Thereafter	27.6
Total	$76.3

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on JHG’s consolidated financial statements.

Note 14 — Subsequent Events

BNP Paribas Securities Services

On October 19, 2017, the Group signed an agreement with BNP Paribas Securities Services (“BNP Paribas”). Under the terms of this agreement, BNP Paribas will assume responsibility for the majority of JHG’s back office (including fund administration and fund accounting), middle office and custody functions in the U.S. BNP Paribas will pay JHG net consideration of approximately $36 million for the operations upon closing, which is anticipated for March 2018.

0.750% Convertible Senior Notes Due 2018

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of October 1, 2017, the 2018 Convertible Notes met the conversion criteria and are convertible during the fourth quarter 2017 at a conversion rate of 44.7007 shares of JHG common stock per

$1,000 principal amount of the 2018 Convertible Notes, which is equivalent to a conversion price of approximately $22.37 per share of common stock.

During the period from October 1, 2017 to November 6, 2017, an additional $6.6 million in principal was redeemed and settled with cash for a total cash outlay of $10.0 million, and additional conversion notices amounting to $10.9 million in principal had been received. JHG intends to settle the conversion notices with cash during the fourth quarter 2017.

Dividend

On November 8, 2017, JHG’s Board of Directors declared a cash dividend of $0.32 per share. The dividend will be paid on December 1, 2017, to shareholders of record at the close of business on November 20, 2017.

Report of Independent Registered Public Accounting Firm

To the Directors of Janus Henderson Group plc

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries as of 30 September 2017, and the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended 30 September 2017 and 30 September 2016 and the condensed consolidated statements of cash flows and condensed consolidated statements of changes in equity for the nine month periods ended 30 September 2017 and 30 September 2016. This interim financial information is the responsibility of the Company’s management.

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

9 November 2017

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JANUS HENDERSON GROUP PLC

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of Janus Henderson Group plc (the “Company”) and its consolidated subsidiaries (collectively, the “Group” or “JHG”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and future results could differ materially from historical performance. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate”, “forecast”, “seeks”, “targets”, “outlook” and similar words and expressions and future or conditional verbs such as “will”, “should”, “would”, “may”, “could” and variations or negatives of these words, are generally forward-looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward-looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s prospectus dated March 21, 2017, as filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-216824) (the “Prospectus”) and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. In particular, any discussion of potential merger synergies is forward looking and uncertain. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions and known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

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

Business Overview

JHG is an independent global asset manager, specializing in active investment across all major asset classes. JHG actively manages a broad range of investment products for institutional and retail investors across five capabilities: Equities, Quantitative Equities, Fixed Income, Multi-Asset and Alternatives.

On the Closing Date, JCG and Henderson completed a merger of equals. As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of Henderson, which was renamed to Janus Henderson Group plc. For purposes of this section, each reference to the “Group” or “JHG” refers to Janus Henderson Group plc and its consolidated subsidiaries.

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

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based upon a percentage of the market value of AUM and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Group’s operating results. Additionally, AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

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

THIRD QUARTER 2017 SUMMARY

Third Quarter 2017 Highlights

•                Strong investment performance across all time periods, with 75%, 77% and 87% of AUM outperforming benchmarks on a 1-, 3-, and 5-year basis, respectively, as of September 30, 2017.

•                Third quarter 2017 net inflows of $0.7 billion, with positive flows across Equities, Alternatives and Fixed Income.

•                Announcement of expansion into the US of our long-standing strategic partnership with BNP Paribas, supporting the Group’s global operating model.

•                Increase of forecasted Merger-related annual cost synergy run-rate to at least $125 million, up from $110 million.

•                Increase of Assets under management (“AUM”) to $360.5 billion, up 5% from the second quarter 2017.

•                Third quarter 2017 diluted earnings per share of $0.49, or $0.56 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

Financial Summary

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue in the third quarter of 2017 was $537.4 million, an increase of $292.4 million, or 119%, from the third quarter of 2016. This increase was driven primarily by legacy JCG revenues of $284.1 million in the third quarter of 2017. Average AUM (excluding JCG) increased by 10% and positively affected management fees during the third quarter 2017, compared to the same period in 2016. These increases are partially offset by lower average management fee margins, and lower performance fees.

Total operating expenses in the third quarter of 2017 were $399.2 million, an increase of $218.3 million, or 121%, compared to operating expenses in the third quarter of 2016. Legacy JCG operations contributed $179.3 million to operating expenses in the third quarter 2017 and total deal and integration costs in the third quarter of 2017 contributed $21.2 million to the increase.

In the third quarter of 2017, JHG achieved operating income of $138.2 million, an increase of $74.1 million, or 116%, compared to the third quarter of 2016. The Group’s operating margin was 25.7% in the third quarter 2017, compared to 26.2% in the third quarter of 2016. Legacy JCG operations contributed $104.9 million to operating income in the third quarter 2017. This was partially offset by $21.2 million of deal and integration costs related to the Merger.

Net income attributable to JHG in the third quarter of 2017 was $99.5 million, an increase of $46.1 million, or 86%, compared to the same period in 2016. Legacy JCG operations contributed $62.1 million to net income attributable to JHG in the third quarter of 2017. This was partially offset by $22.0 million of deal and integration costs related to the Merger.

The Group’s ordinary dividend in respect of the third quarter of 2017 totaled $0.32 per share.

Investment Performance of Assets Under Management

In the third quarter of 2017, total Group investment performance improved significantly. On a three-year basis, 77% of AUM outperformed the relevant benchmark, demonstrating the Group’s ability to deliver exceptional long-term investment performance for clients. On a one-year basis, performance improved, with 75% of AUM outperforming the relevant benchmarks, compared to 69% of assets at the end of the second quarter 2017.

The following table is a summary of investment performance as of September 30, 2017:

Percentage of assets under management outperforming benchmark (1)	1 year	3 years	5 years
Equities	61%	73%	82%
Fixed Income	92%	91%	97%
Quantitative Equities	85%	61%	87%
Multi-Asset	95%	87%	90%
Alternatives	91%	100%	100%
Total Group	75%	77%	87%

(1) Includes JCG performance

Assets Under Management

The Group’s AUM as of September 30, 2017, was $360.5 billion, an increase of $235.8 billion, or 189%, from December 31, 2016, driven primarily by net acquisitions of $205.8 billion representing JCG’s AUM of $206.5 billion, offset by disposals of $0.7 billion. Positive market movements in the period contributed $19.6 billion and the weakening of the USD resulted in favorable foreign exchange movements of $10.5 billion. This was partially offset by net outflows of $0.1 billion, which includes flows from JCG from the Closing Date.

Group AUM increased $15.6 billion, or 5%, since June 30, 2017, driven primarily by positive markets and foreign exchange movements, which added $10.8 billion and $4.1 billion, respectively, as well as net sales in the period of $0.7 billion.

During the 2017 quarterly and year-to-date periods presented, the USD weakened against all major currencies. As of September 30, 2017, approximately 37% of the Group’s AUM was non-USD denominated, resulting in a favorable currency effect, particularly in products exposed to GBP.

JHG’s exchange traded notes (“ETNs”) are not included within AUM as JHG is not the named adviser or subadviser to ETNs. ETN assets totaled $3.5 billion and $3.1 billion as of September 30, 2017 and June 30, 2017, respectively.

Asset and flows by capability for the three and nine months ended September 30, 2017 and 2016 (includes JCG activity from the Closing Date), are as follows (in billions):

By capability	Closing AUM Dec. 31, 2016(1)	Sales	Redemptions(2)	Net sales (redemptions)	Markets	FX(3)	Acquisitions & disposals	Closing AUM Sept. 30, 2017
Equities	$63.6	$21.8	$(21.1)	$0.7	$13.7	$4.6	$99.7	$182.3
Fixed Income	34.7	12.0	(10.7)	1.3	1.2	3.6	38.6	79.4
Quantitative Equities	—	0.9	(2.9)	(2.0)	2.9	0.1	48.0	49.0
Multi-Asset	8.9	1.8	(2.5)	(0.7)	1.2	0.8	20.0	30.2
Alternatives	17.5	5.4	(4.8)	0.6	0.6	1.4	(0.5)	19.6
TOTAL	$124.7	$41.9	$(42.0)	$(0.1)	$19.6	$10.5	$205.8	$360.5

By capability	Closing AUM June 30, 2017	Sales	Redemptions(2)	Net sales (redemptions)	Markets	FX(3)	Acquisitions & disposals	Closing AUM Sept. 30, 2017
Equities	$173.4	$9.6	$(9.0)	$0.6	$6.5	$1.8	$—	$182.3
Fixed Income	77.2	5.3	(4.9)	0.4	0.4	1.4	—	79.4
Quantitative Equities	46.5	0.7	(1.2)	(0.5)	2.9	0.1	—	49.0
Multi-Asset	29.4	0.9	(1.2)	(0.3)	0.8	0.3	—	30.2
Alternatives	18.4	1.8	(1.3)	0.5	0.2	0.5	—	19.6
TOTAL	$344.9	$18.3	$(17.6)	$0.7	$10.8	$4.1	$—	$360.5

By capability	Closing AUM Dec. 31, 2015(1)	Sales	Redemptions(2)	Net sales (redemptions)	Markets	FX(3)	Acquisitions & disposals	Closing AUM Sept. 30, 2016
Equities	$68.6	$11.1	$(14.6)	$(3.5)	$1.7	$(2.1)	$—	$64.7
Fixed Income	36.5	8.1	(7.3)	0.8	3.5	(2.6)	—	38.2
Multi-Asset	10.4	0.4	(1.2)	(0.8)	1.0	(1.2)	—	9.4
Alternatives	20.1	6.3	(6.4)	(0.1)	—	(1.2)	—	18.8
TOTAL	$135.6	$25.9	$(29.5)	$(3.6)	$6.2	$(7.1)	$—	$131.1

By capability	Closing AUM June 30, 2016(1)	Sales	Redemptions(2)	Net sales (redemptions)	Markets	FX(3)	Acquisitions & disposals	Closing AUM Sept. 30, 2016
Equities	$61.8	$4.0	$(4.6)	$(0.6)	$3.8	$(0.3)	$—	$64.7
Fixed Income	36.8	2.6	(2.2)	0.4	1.5	(0.5)	—	38.2
Multi-Asset	9.3	0.1	(0.4)	(0.3)	0.6	(0.2)	—	9.4
Alternatives	19.1	1.2	(1.5)	(0.3)	0.2	(0.2)	—	18.8
TOTAL	$127.0	$7.9	$(8.7)	$(0.8)	$6.1	$(1.2)	$—	$131.1

(1)   AUM as of December 31, 2016 and 2015 and as of June 30, 2016, has been reclassified between capabilities following the completion of the merger.

(2)   Redemptions include the impact of client transfers which could cause a positive balance on occasion.

(3)   FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location as of September 30, 2017 (in billions):

By client type	Closing AUM September 30, 2017
Intermediary	$156.7
Institutional	143.3
Self-Directed	60.5
Total	$360.5

By client location	Closing AUM September 30, 2017
Americas	$186.6
EMEA	116.8
Asia-Pacific	57.1
Total	$360.5

Valuation of Assets Under Management

The fair value of AUM is based on the value of the underlying cash and investment securities of the funds, trusts and segregated mandates. A significant proportion of these securities are listed or quoted on a recognized securities exchange or market and are regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Investments including, but not limited to, over-the-counter derivative contracts, (which are dealt in or through a clearing firm), exchange or financial institution will be valued by reference to the most recent official settlement price quoted by the appointed market vendor and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgment is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. A Fair Value Pricing Committee is responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

Third-party administrators hold a key role in the collection and validation of prices used in the valuation of the securities. Daily price validation is completed using techniques such as day-on-day tolerance movements, invariant prices, excessive movement checks and intra-vendor tolerance checks. The JHG Data Management Team performs oversight of this process and completes annual due diligence on the processes of third parties.

JHG leverages the expertise of its fund management teams across the business to cross-invest assets and create value for its clients. Where cross investment occurs, assets and flows are identified and the duplication is removed.

Results of Operations

Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue (in millions):
Management fees	$477.7	$217.7	$971.2	$658.9
Performance fees	(2.1)	9.3	70.4	38.0
Shareowner servicing fees	30.2	—	40.1	—
Other revenue	31.6	18.0	70.0	59.6
Total revenue	$537.4	$245.0	$1,151.7	$756.5

Management fees

Management fees increased by $260.0 million, or 119%, during the three months ended September 30, 2017, compared to the same period in 2016 with three months of legacy JCG management fees of $246.2 million as the largest driver. Average AUM (excluding JCG) increased by 10% and positively affected management fees during the third quarter of 2017, compared to the same period in 2016, contributing $20.5 million to the increase. Favorable foreign currency translation of $2.3 million also contributed to the change over the three-month periods. These increases are partially offset by lower average margins, which decreased management fees. Lower margins are primarily from a change in product mix (i.e., switch in share classes as a result of the Retail Distribution Review (“RDR”) within Europe to a lower fee share class, which increases the visibility to the underlying client on the fees retained by intermediaries) which is partially offset by a decrease in distribution expenses.

Management fees increased by $312.3 million, or 47%, during the nine months ended September 30, 2017, compared to the same period in 2016 with four months of legacy JCG management fees of $320.1 million as the primary driver of the increase. Average AUM (excluding JCG) increased by 5% and positively affected management fees during the nine months ended September 30, 2017, compared to the same period in 2016, contributing $22.0 million of the increase. These increases are partially offset by foreign currency translation of $26.0 million, which adversely impacted management fees due to unfavorable movements in exchange rates.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three- and nine-month periods ended September 30, 2017 and 2016 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Performance fees (in millions):
SICAVs	$1.8	$8.6	$39.8	$18.2
UK OEICs & Unit Trusts	—	(0.3)	16.9	7.7
Offshore Absolute Return	1.2	(0.4)	5.2	3.8
Segregated Mandates	0.2	(0.3)	2.6	3.3
Private Accounts	1.9	—	6.8	—
Investment Trusts	0.7	1.5	9.1	3.4
Mutual Funds	(8.1)	—	(10.5)	—
Other	0.2	0.2	0.5	1.6
Total performance fees	$(2.1)	$9.3	$70.4	$38.0

For the three and nine months ended September 30, 2017, performance fees decreased $11.4 million and increased $32.4 million compared to the same periods for 2016, respectively. Certain performance fees are recognized on a quarterly or annual basis; the fees recognized annually can cause meaningful fluctuations in performance fee revenue on a quarterly basis. The negative performance fees recognized in the three months ended September 30, 2016, represent adjustments to positive performance fees recognized in the second quarter 2016.

The decrease for the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to the recognition of negative legacy JCG performance fees of $6.2 million and lower Société d’Investissement À Capital Variable (“SICAV”) fees.

The increase for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to an increase in SICAV performance fees. Performance fees for UK Open Ended Investment Companies (“OEICs”) and Unit Trusts also increased in the period. These increases are partially offset by $3.7 million of net negative performance fees related to legacy JCG.

Shareowner servicing fees

Shareowner servicing fees is primarily composed of mutual fund servicing fees. The activity in the three- and nine-month periods ended September 30, 2017, relates to legacy JCG.

Other revenue

Other revenue increased by $13.6 million and $10.4 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, respectively. Legacy JCG was the largest driver contributing $13.9 million and $16.0 million to the three- and nine-month periods ended September 30, 2017, respectively. Unfavorable foreign currency translation also impacted the nine-month period ended September 30, 2017, partially offsetting the increase due to legacy JCG.

Operating Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses (in millions):
Employee compensation and benefits	$176.7	$65.7	$370.7	$200.3
Long-term incentive plans	50.9	20.2	114.6	71.5
Distribution expenses	82.8	50.7	190.6	162.6
Investment administration	11.7	10.9	31.6	35.4
Marketing	8.1	2.6	21.4	9.7
General, administrative and occupancy	54.2	25.0	146.6	73.9
Depreciation and amortization	14.8	5.8	30.5	17.0
Total operating expenses	$399.2	$180.9	$906.0	$570.4

Employee compensation and benefits

During the three- and nine-month periods ended September 30, 2017, employee compensation and benefits increased $111.0 million and $170.4 million, respectively, compared to the equivalent periods in 2016. This increase was primarily driven by legacy JCG, which contributed $82.2 million and $105.4 million to the three- and nine-month periods ended September 30, 2017, respectively. Deal and integration costs of $14.1 million and $37.7 million for the three- and nine-month periods ended September 30, 2017, respectively, also contributed to the year-over-year variance. An increase in variable compensation plans as a result of an increase in revenue, combined with plan changes in 2017, contributed $17.3 million and $30.7 million to the three- and nine-month periods ended September 30, 2017, compared to the same periods in 2016. The nine-month period was also impacted by favorable foreign currency translation in 2017 and certain compensation linked to performance fees, which increased in 2017.

Long-term incentive plans

Long-term incentive plans increased by $30.7 million and $43.1 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to the equivalent periods in 2016. The increases were primarily driven by legacy JCG, which contributed $27.7 million and $37.7 million in the three- and nine-month periods ended September 30,2017, respectively. In addition, deal and integration costs of $2.1 million and $15.6 million for the three- and nine-month periods ended September 30, 2017, respectively, contributed to the year-over-year variance. The nine-month period ended September 30, 2017, was also affected by lower social security expenses and foreign currency translation, which favorably affected expenses by $4.5 million and $6.0 million, respectively, compared to the same period in 2016. Management anticipates the compensation-to-revenue ratio, on an adjusted basis, for the remainder of 2017 to be in the mid-forties.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary sourced AUM. For the three- and nine-month periods ended September 30, 2017, distribution expenses increased by $32.1 million and $28.0 million, respectively. The increases were primarily driven by legacy JCG, which contributed $33.2 million and $43.0 million in the three- and nine-month periods, respectively. Foreign currency translation had a nominal impact on three-month period but favorably impacted the nine-month period in 2017 by $3.9 million. The remaining change for the three- and nine-month periods is due to the UK OEIC and SICAV product mix, as discussed above in the management fees section.

Marketing

Marketing expenses for the three- and nine-month periods ended September 30, 2017, increased by $5.5 million and $11.7 million, respectively, compared to the equivalent periods in 2016. The increases were primarily driven by legacy JCG and Merger-related costs. Legacy JCG contributed $4.5 million and $5.7 million to the three- and nine-month periods ended September 30, 2017, respectively. Expenses in relation to the Merger, primarily fund proxy costs, contributed $0.7 million and $6.1 million to the three- and nine-month periods ended September 30, 2017, respectively.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $29.2 million and $72.7 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. Deal and integration costs related to the Merger, including legal and advisory fees, contributed $4.3 million and $46.5 million in the three- and nine-month periods ended September 30, 2017, respectively. Legacy JCG (exclusive of deal and integration costs) contributed $23.9 million and $31.1 million to the three- and nine-month periods ended September 30, 2017, respectively. The nine-month period ended September 30, 2017, also benefited from a $6.9 million credit in relation to a sales tax refund dating from April 2013.

Depreciation and amortization

Depreciation and amortization expense increased by $9.0 million and $13.5 million for the three- and nine-month periods ended September 30, 2017, respectively, compared to the equivalent periods in 2016. This was primarily due to additional depreciation and amortization as a result of the Merger.

Non-operating income and expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Non-operating income and expenses (in millions):
Interest expense	$(4.7)	$(0.5)	$(7.8)	$(6.1)
Investment gains (losses), net	$6.1	$(2.0)	$15.0	$(4.1)
Other non-operating income (expenses), net	$8.7	$0.5	$8.0	$(2.1)

Interest expense

Interest expense increased by $4.2 million and $1.7 million for the three- and nine-month periods ended September 30, 2017, respectively, compared to the equivalent periods in 2016. Legacy JCG contributed $3.7 million and $5.0 million to the three- and nine-month periods ended September 30, 2017, including amortization associated with the uplift of the debt due to the Merger. The nine-month period ended September 30, 2016, also included $3.6 million of interest expense in relation to the Group’s loan notes, which were repaid in March 2016.

Investment gains (losses), net

The components of investment gains (losses), net for the three- and nine-month periods ended September 30, 2017 and 2016, (in millions) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Investment gains (losses), net (in millions):
Gains (losses) on investment securities and derivatives	$6.0	$(2.0)	$4.8	$(5.0)
Gain on sale of Volantis	—	—	10.2	—
Other	0.1	—	—	0.9
Investment gains (losses), net	$6.1	$(2.0)	$15.0	$(4.1)

Investment gains (losses), net improved $8.1 million and $19.1 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to the equivalent periods in 2016. Legacy JCG contributed ($0.1) million and $0.8 million to the three- and nine-month periods ended September 30, 2017. The nine-month period was also impacted by the sale of Volantis, which resulted in the recognition of a $10.2 million gain in the nine months ended September 30, 2017. The remaining variance for the three- and nine-month periods is due to fair value adjustments associated with investment securities and derivatives.

Other non-operating income (expenses), net

Other non-operating income (expenses), net increased $8.2 million and $10.1 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to fair value adjustments related to the Dai-ichi option. The fair value of the Dai-ichi option decreased by $10.3 million and $9.1 million during the three- and nine-month periods ended September 30, 2017, respectively, primarily due to time decay.

Income Tax Provision

The Group’s effective tax rates for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective tax rate	31.1%	13.7%	28.6%	14.6%

The increase in the effective tax rate for the three and nine months ended September 30, 2017, compared to the same periods in 2016 is primarily due to the inclusion of legacy JCG, which is generally taxed at higher rates in the U.S. The three and nine months ended September 30, 2016, included a significant tax benefit resulting from an adjustment to the Group’s deferred tax balances to reflect the enacted future reduction in the UK tax rate from 18% to 17%. In addition, the nine months ended September 30, 2016, included a significant tax benefit relating to the exercise of stock-based compensation awards, and the effective tax rate for the nine months ended September 30, 2017, was impacted by non-tax deductible deal costs in connection with the Merger.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, in the opinion of JHG management, the profitability of the Group and its ongoing operations is best evaluated using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share for the three-month period ended September 30, 2017 (in millions, except per share and operating margin data):

Three months ended September 30, 2017
Reconciliation of revenue to adjusted revenue
Revenue	$537.4
Distribution expenses(1)	(82.8)
Adjusted revenue	$454.6

Reconciliation of operating income to adjusted operating income
Operating income	$138.2
Employee compensation and benefits(2)	15.3
Long-term incentive plans(2)	2.8
Marketing(2)	0.7
General, administrative and occupancy(2)	4.4
Depreciation and amortization(3)	7.0
Adjusted operating income	$168.4

Operating margin(4)	25.7%
Adjusted operating margin(5)	37.0%

Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$99.5
Employee compensation and benefits(2)	15.3
Long-term incentive plans(2)	2.8
Marketing(2)	0.7
General, administrative and occupancy(2)	4.4
Depreciation and amortization(3)	7.0
Interest expense(6)	1.3
Other non-operating income (expenses), net(6)	(12.7)
Income tax provision(7)	(4.1)
Adjusted net income attributable to JHG	114.2
Less: allocation of earnings to participating stock-based awards	(3.2)
Adjusted net income attributable to JHG common shareholders	$111.0

Weighted-average common shares outstanding - diluted (two class)	198.2
Diluted earnings per share (two class)(8)	$0.49
Adjusted diluted earnings per share (two class)(9)	$0.56

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

(2)            Adjustments primarily represent deal and integration costs in relation to the Merger. The costs primarily represent severance costs, legal costs and consulting fees. JHG management believes these costs do not represent the ongoing operations of the Group.

(3)            Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs do not represent the ongoing operations of the Group.

(4)            Operating margin is operating income divided by revenue.

(5)            Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)            Adjustments primarily represent fair value movements on options issued to Dai-ichi and deferred consideration costs associated with acquisitions prior to the Merger. JHG management believes these costs do not represent the ongoing operations of the Group.

(7)            The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)            Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)            Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Quarterly analysis

The following provides analysis of the Group’s adjusted revenue and adjusted operating expense for the three-month period ended September 30, 2017, as compared to pro forma adjusted revenue and adjusted operating expense for the three-month period ended September 30, 2016 (in millions). Pro forma adjusted figures for the third quarter of 2016 assume the Merger had occurred on July 1, 2016.

	Three months ended September 30, 2017	Pro forma three months ended September 30, 2016
Adjusted revenue	$454.6	$419.2
Adjusted operating expense	$286.2	$273.4

Adjusted revenue increased $35.4 million, or 8%, due largely to higher AUM. Adjusted operating expenses increased $12.8 million, or 5%, due to increased employee compensation and benefits expense of $8.6 million, which is in line with an increase in adjusted revenue. There were no other significant movements contributing to the variances.

The following is a reconciliation of revenue and operating expense to adjusted revenue and adjusted operating expense for the three-month periods ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30, 2017	Pro forma three months ended September 30, 2016
Reconciliation of revenue to adjusted revenue
Revenue	$537.4	$503.9
Distribution expenses(1)	(82.8)	(84.7)
Adjusted revenue	$454.6	$419.2

Reconciliation of operating expense to adjusted operating expense
Operating expense	$399.2	$374.6
Employee compensation and benefits(2)	(15.3)	(0.8)
Long-term incentive plans(2)	(2.8)	—
Distribution expenses(1)	(82.8)	(84.7)
Marketing(2)	(0.7)	—
General, administrative and occupancy(2)	(4.4)	(7.9)
Depreciation and amortization(3)	(7.0)	(7.8)
Adjusted operating expense	$286.2	$273.4

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

(2)            Adjustments primarily represent deal and integration costs in relation to the Merger. The costs primarily represent severance costs, legal costs and consulting fees. JHG management believes these costs do not represent the ongoing operations of the Group.

(3)            Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs do not represent the ongoing operations of the Group.

LIQUIDITY AND CAPITAL RESOURCES

JHG’s capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide the Group with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of September 30, 2017, and December 31, 2016 (in millions):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents held by the Group	$650.1	$279.0
Fees and other receivables	$370.9	$165.5
Investment securities held by the Group	$276.4	$79.6
Debt	$406.0	$—

Cash and cash equivalents consist primarily of cash at banks and in money market funds. Cash and cash equivalents and investment securities held by consolidated VIEs are not available for general corporate purposes and have been excluded from the table above.

The Group believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, principal, interest and redemption payments related to the 2018 Convertible Notes, dividend payments, income tax payments, contingent consideration payments and integration costs in relation to the Merger. JHG may also use available cash for other general corporate purposes and acquisitions.

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA-supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included on the basis of an Article 134 relationship under the Banking Consolidation Directive. The consolidated capital requirement is £270.7 million ($363.2 million), resulting in capital above the regulatory group’s regulatory requirement of £48.0 million ($64.4 million) as of September 30, 2017, based upon internal calculations and excluding current year profits that have not been externally verified. Other capital requirements are not significant.

Short-Term Liquidity and Capital Resources

Convertible Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed the obligations of JCG under its 2018 Convertible Notes, which pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. During the three months ended September 30, 2017, $32.6 million of principal was redeemed and settled with cash. As of September 30, 2017, the face value of the 2018 Convertible Notes was $84.0 million. As of October 1, 2017, the 2018 Convertible Notes met the conversion criteria and are convertible during the fourth quarter of 2017 at a conversion rate of 44.7007 shares of JHG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to a conversion price of approximately $22.37 per share of common stock.

During the period from October 1, 2017 to November 6, 2017, an additional $6.6 million in principal was redeemed and settled with cash for a total cash outlay of $10.0 million, and additional conversion notices amounting to $10.9 million in principal had been received. JHG intends to settle the conversion notices with cash during the fourth quarter of 2017.

Options Sold to Dai-Ichi

On the Closing Date of the Merger, JHG sold 20 tranches of conditional options to Dai-ichi, with each tranche allowing Dai-ichi to purchase 500,000 JHG ordinary shares at a strike price of £29.972 per share (the terms of such options having been adjusted in accordance with the terms of the Dai-ichi Option Agreement to take account of the effect of the share consolidation). The cash consideration received for the options was £19.8 million ($25.7 million). As of September 30, 2017, the fair value of the options was $17.5 million. The options can be exercised by Dai-ichi during the period from the Closing Date of the Merger until October 3, 2018.

Common Stock Repurchases

There were no share repurchases during the nine-month period ended September 30, 2017, or the year ended December 31, 2016. The Group has no commitments to repurchase additional capital stock. Any future repurchases of ordinary shares, depositary interests or CDIs will depend upon prevailing market conditions, the Group’s liquidity requirements, contractual and legal restrictions, Board approval and other factors.

Dividends

The payment of cash dividends is within the discretion of the Group’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements. From the Closing Date, the Group intends to declare dividends quarterly in USD. Prior to this, the Group declared dividends in GBP on a semi-annual basis, with an extraordinary first quarter 2017 dividend declared on April 19, 2017.

Dividends declared and paid during the nine months ended September 30, 2017, representing the final 2016 and quarterly 2017 dividends, were:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
£0.0730	February 9, 2017	$102.6	May 19, 2017
£0.0185	April 19, 2017	$26.0	May 19, 2017
$0.3200	August 7, 2017	$63.7	September 1, 2017

On November 8, 2017, JHG’s Board of Directors declared a cash dividend of $0.32 per share. The quarterly dividend will be paid on December 1, 2017, to shareholders of record at the close of business on November 20, 2017.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2017, include principal and interest payments related to the 2025 Senior Notes, operating and capital lease payments, Perkins and Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech non-controlling interests and contingent consideration related to the acquisitions of Geneva, Perennial, VelocityShares and Kapstream. JHG expects to fund its long-term commitments with existing cash, cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed JCG’s obligations under its 2025 Senior Notes. The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

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

Intech ownership interests held by a founding member, representing approximately 1.1% aggregate ownership of Intech, provide this founding member with an entitlement to retain his remaining Intech interest until his death and provide the option to require JHG to purchase the ownership interests of Intech at fair value.

Intech has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. The grant date fair value of the appreciation rights is being amortized on a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.21% of Intech’s pre-incentive profits.

Contingent Consideration

The total maximum contingent amount payable related to Perennial and Geneva over the entire contingent period is $53.0 million and $79.5 million, respectively, as of September 30, 2017. For additional details of the contingent consideration in relation to the acquisition of Perennial and Geneva, please refer to Note 5 — Fair Value Measurements.

As a result of the Merger, the Group is also committed to contingent consideration payments in respect of the historic JCG acquisitions of Kapstream and VelocityShares.

The outstanding Kapstream contingent cash consideration in respect to the initial acquisition of a 51% controlling interest is payable in the third quarter of 2018 if certain Kapstream AUM reach defined targets. As of September 30, 2017, the total maximum payment remaining is $4.1 million.

On January 31, 2017, JCG acquired the remaining 49% voting interest in Kapstream. The transaction included contingent consideration of up to $43.9 million payable in the form of mutual fund share awards. The awards will be payable in three equal installments on the first, second and third anniversary dates of the acquisition if certain revenue targets are reached and are indexed to the performance of the Kapstream Absolute Return Income Fund.

Outstanding contingent cash payments in relation to the historic acquisition of VelocityShares are contingent on certain VelocityShares’ ETPs reaching defined net revenue targets on the third and fourth anniversaries of the acquisition (in November 2017 and November 2018, respectively). The maximum contingent payments are $8.0 million each. As of September 30, 2017, the total maximum payment over the remaining contingent consideration period is $16.0 million.

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a deficit on a technical provision’s basis of $38.9 million (£29.0 million). The Group has agreed with the trustees of the plan to make contributions of $11.3 million (£8.4 million) per year for four years beginning in 2017 to recover the deficit.

The Group believes that it will have sufficient resources to satisfy its long-term liquidity requirements.

Off-Balance Sheet Arrangements

The contractual obligations relating to certain operating lease agreements as of December 31, 2016, are outlined in Note 18—Commitments and Contingencies of the Prospectus of Henderson Group plc. The JCG contractual obligations are outlined in Note 13—Commitments and Contingencies, of the Group’s 10-Q for the quarter ended September 30, 2017. The Group is not party to any off-balance sheet arrangements that may provide, or require the Group to provide, financing, liquidity, market or credit risk support that is not reflected in the Group’s Consolidated Financial Statements.

Other Sources of Liquidity

On February 16, 2017, the Group entered into a five-year, $200.0 million unsecured, multi-currency revolving Credit Facility, with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The Credit Facility has a maturity date of February 16, 2022, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively.

The Credit Facility became effective on the Closing Date and may be used for general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, JHG was in compliance with all covenants and there were no borrowings under the Credit Facility.

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2017 and 2016, is as follows (in millions):

	Nine months ended
	September 30,
	2017	2016
Cash flows provided by (used for):
Operating activities	$218.2	$126.2
Investing activities	519.0	(102.5)
Financing activities	(371.1)	(359.7)
Effect of foreign exchange rate changes on cash and cash equivalents	10.4	(24.0)
Net change in cash and cash equivalents	376.5	(360.0)
Cash balance at beginning of period	323.2	583.7
Cash balance at end of period	$699.7	$223.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. The payment of incentive compensation during the first quarter creates a significant outflow in operating activities compared to other quarters during the year.

Investing Activities

Cash provided by (used for) investing activities for the nine months ended September 30, 2017 and 2016, is as follows (in millions):

	Nine months ended
	September 30,
	2017	2016
Proceeds from disposal of investment securities - seed capital, net	$23.9	$5.4
Proceeds from disposal of investment securities - VIEs, net	102.6	—
Cash acquired from acquisition	417.2	—
Dividends received from equity-method investments	0.2	0.7
Net cash paid on settled hedges	(16.3)	(41.3)
Purchases of investment securities - VIEs, net	—	(53.8)
Other	(8.6)	(13.5)
Cash provided by (used for) investing activities	$519.0	$(102.5)

Cash inflows from investing activities were $519.0 million during the nine months ended September 30, 2017 (nine months ended September 30, 2016: cash outflows of $102.5 million), primarily due to the Group acquiring cash of $417.2 million in respect of the Merger, together with the Group receiving proceeds from disposal of investments within consolidated VIEs of $102.6 million. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2017 and 2016, is as follows (in millions):

	Nine months ended
	September 30,
	2017	2016
Dividends paid to shareholders	$(192.3)	$(162.0)
Repayment of long-term debt	(50.2)	(208.9)
Third-party sales (redemptions) in consolidated seeded investment products, net	(122.7)	48.8
Purchase of common stock for stock-based compensation plans	(44.3)	(45.9)
Proceeds from issuance of option	25.7	—
Proceeds from settlement of convertible note hedge	59.3	—
Settlement of stock warrant	(47.8)	—
Other financing activities	1.2	8.3
Cash used for financing activities	$(371.1)	$(359.7)

Cash outflows from financing activities were $371.1 million in the nine months ended September 30, 2017 (nine months ended September 30, 2016: $359.7 million) primarily reflecting dividends paid of $192.3 million, third-party redemptions from consolidated seed investments of $122.7 million, repayment of a portion of the 2018 Convertible Notes and other activity as outlined in the table above.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Group’s revenue and expenses are denominated in currencies other than USD resulting in exposure in the consolidated financial statements. Currency exposure is primarily due to non-USD AUM and non-USD operations, which cause variability in revenue and operating expenses.

Item 4.     Controls and Procedures

As of September 30, 2017, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Co-Chief Executive Officer, Andrew J. Formica, Co-Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil, Mr. Formica and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2017 that has materially affected, or is reasonably likely to materially affect, JHG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13 — Commitments and Contingencies.

Item 1A.     Risk Factors

The Group has had no material changes in its risk factors from those previously reported in the Registration Statement.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.     Exhibits

31.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant

31.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant

31.3	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Insurance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

JANUS HENDERSON GROUP INC.

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

31.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant	31

31.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant	31

31.3	Certification of Roger Thompson, Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Andrew J. Formica, Co-Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.3	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017

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