Form 10-Q
period 2018-03-31
JANUS HENDERSON GROUP PLC
filed 2018-05-09
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, there were 200,406,138 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$611.4	$760.1
Investment securities	287.6	280.4
Fees and other receivables	339.9	419.6
OEIC and unit trust receivables	244.8	239.9
Assets of consolidated VIEs:
Cash and cash equivalents	54.0	34.1
Investment securities	432.2	419.7
Other current assets	19.7	12.9
Other current assets	62.6	75.9
Total current assets	2,052.2	2,242.6

Non-current assets:
Property, equipment and software, net	69.4	70.6
Intangible assets, net	3,205.6	3,204.8
Goodwill	1,548.5	1,533.9
Retirement benefit asset, net	211.2	199.3
Other non-current assets	17.1	21.5
Total assets	$7,104.0	$7,272.7

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$290.6	$292.9
Current portion of accrued compensation, benefits and staff costs	206.4	398.7
Current portion of long-term debt	9.5	57.2
OEIC and unit trust payables	242.0	234.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	21.8	21.5
Total current liabilities	770.3	1,005.1

Non-current liabilities:
Accrued compensation, benefits and staff costs	27.5	23.0
Long-term debt	321.3	322.0
Deferred tax liabilities, net	754.3	752.6
Retirement benefit obligations, net	4.7	4.6
Other non-current liabilities	81.3	99.6
Total liabilities	1,959.4	2,206.9

Commitments and contingencies (See Note 13)

REDEEMABLE NONCONTROLLING INTERESTS	217.7	190.3

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 200,406,138 shares issued and outstanding)	300.6	300.6
Additional paid-in-capital	3,786.0	3,842.9
Treasury shares (5,297,473 and 4,071,284 shares held, respectively)	(198.9)	(155.8)
Accumulated other comprehensive loss, net of tax	(251.4)	(301.8)
Retained earnings	1,255.9	1,151.4
Total shareholders’ equity	4,892.2	4,837.3
Nonredeemable noncontrolling interests	34.7	38.2
Total equity	4,926.9	4,875.5
Total liabilities, redeemable noncontrolling interests and equity	$7,104.0	$7,272.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2018	2017
Revenue:
Management fees	$502.9	$201.0
Performance fees	(3.9)	14.8
Shareowner servicing fees	31.5	—
Other revenue	57.2	17.2
Total revenue	587.7	233.0

Operating expenses:
Employee compensation and benefits	146.7	70.4
Long-term incentive plans	40.0	16.4
Distribution expenses	117.3	50.6
Investment administration	11.4	10.2
Marketing	8.5	3.2
General, administrative and occupancy	72.2	25.1
Depreciation and amortization	15.4	6.3
Total operating expenses	411.5	182.2

Operating income	176.2	50.8

Interest expense	(3.8)	(1.1)
Investment losses, net	(0.7)	(0.9)
Other non-operating income, net	38.9	1.3
Income before taxes	210.6	50.1
Income tax provision	(47.4)	(7.5)
Net income	163.2	42.6
Net loss attributable to noncontrolling interests	2.0	—
Net income attributable to JHG	$165.2	$42.6

Earnings per share attributable to JHG common shareholders:
Basic	$0.82	$0.38
Diluted	$0.82	$0.38

Other comprehensive income, net of tax:
Foreign currency translation gains	$52.7	$23.3
Net unrealized losses on available-for-sale securities	—	(0.4)
Other comprehensive income, net of tax	52.7	22.9
Other comprehensive loss attributable to noncontrolling interests	0.2	0.4
Other comprehensive income attributable to JHG	$52.9	$23.3

Total comprehensive income	$215.9	$65.5
Total comprehensive loss attributable to noncontrolling interests	2.2	0.4
Total comprehensive income attributable to JHG	$218.1	$65.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended
	March 31,
	2018	2017
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$163.2	$42.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.4	6.3
Stock-based compensation plan expense	16.4	7.9
Losses from equity-method investments, net	—	0.2
Investment gains (losses), net	0.7	—
Gain from BNP transaction	(23.0)	—
Dai-ichi option fair value adjustments	(22.8)	—
Contributions to pension plans in excess of costs recognized	(4.6)	0.8
Other, net	(13.8)	(1.6)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	2.3	42.7
Other assets	119.5	7.1
Other accruals and liabilities	(191.6)	(36.4)
Net operating activities	61.7	69.6
Investing activities:
Purchases of:
Investment securities, net	(21.3)	(5.0)
Property, equipment and software	(6.5)	(2.0)
Proceeds from BNP transaction, net	36.5	—
Investment income received by consolidated funds	—	1.5
Net cash paid on settled hedges	2.9	(8.7)
Net investing activities	11.6	(14.2)
Financing activities:
Proceeds from stock-based compensation plans	0.2	—
Purchase of common stock for stock-based compensation plans	(82.7)	(16.5)
Dividends paid to shareholders	(63.1)	—
Repayment of long-term debt	(81.6)	—
Payment of Contingent consideration	(18.8)	—
Distributions to noncontrolling interests	(0.2)	—
Third-party sales (redemptions) in consolidated seeded investment products, net	38.4	(8.7)
Principal payments under capital lease obligations	(0.4)	—
Net financing activities	(208.2)	(25.2)
Cash and cash equivalents:
Effect of foreign exchange rate changes	6.1	8.2
Net change	(128.8)	38.4
At beginning of period	794.2	323.2
At end of period	$665.4	$361.6

Supplemental cash flow information:
Cash paid for interest	$7.4	$0.3
Cash paid for income taxes, net of refunds	$26.4	$10.3

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$611.4	$327.6
Cash and cash equivalents held in consolidated VIEs	54.0	34.0
Total cash and cash equivalents	$665.4	$361.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number	Common	paid-in-	Treasury	comprehensive	Retained	noncontrolling	Total
	of shares	stock	capital	shares	loss	earnings	interests	equity
Balance at December 31, 2016	1,131.8	$234.4	$1,237.9	$(155.1)	$(434.5)	$764.8	$44.8	$1,692.3
Net income	—	—	—	—	—	42.6	—	42.6
Other comprehensive income (loss)	—	—	—	—	23.3	—	(0.4)	22.9
Purchase of common stock for stock-based compensation plans	—	—	—	(16.5)	—	—	—	(16.5)
Vesting of stock-based compensation plans	—	—	—	2.4	—	(2.4)	—	—
Stock-based compensation plan expense	—	—	—	—	—	7.9	—	7.9
Balance at March 31, 2017	1,131.8	$234.4	$1,237.9	$(169.2)	$(411.2)	$812.9	$44.4	$1,749.2

Balance at December 31, 2017	200.4	$300.6	$3,842.9	$(155.8)	$(301.8)	$1,151.4	$38.2	$4,875.5
Cumulative-effect adjustment	—	—		—	(2.5)	2.7	—	0.2
Balance at December 31, 2017 - Adjusted	200.4	$300.6	$3,842.9	$(155.8)	$(304.3)	$1,154.1	$38.2	$4,875.7
Net income	—	—	—	—	—	165.2	(3.4)	161.8
Other comprehensive income	—	—	—	—	52.9	—	—	52.9
Dividends paid to shareholders	—	—	—	—	—	(63.1)	—	(63.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.3)	—	(0.3)
Redemptions of convertible debt	—	—	(33.9)	—	—	—	—	(33.9)
Purchase of common stock for stock-based compensation plans	—	—	(37.3)	(45.4)	—	—	—	(82.7)
Vesting of stock-based compensation plans	—	—	(2.3)	2.3	—	—	—	—
Stock-based compensation plan expense	—	—	16.4	—	—	—	—	16.4
Proceeds from stock-based compensation plans	—	—	0.2	—	—	—	—	0.2
Balance at March 31, 2018	200.4	$300.6	$3,786.0	$(198.9)	$(251.4)	$1,255.9	$34.7	$4,926.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG” or “the Group”), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of JHG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in JHG’s Annual Report on Form 10-K for the year ended December 31, 2017. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date and are included in the notes to the condensed consolidated financial statements.

On May 30, 2017, JHG completed a merger of equals with Janus Capital Group Inc. (“JCG”) (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

Recent Accounting Pronouncements Adopted

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

The Group adopted the new revenue recognition standard, along with the updated principal-versus-agent guidance, effective January 1, 2018, using the retrospective method, which required adjustments to be reflected as of January 1, 2016. In connection with the adoption of this guidance, the Group determined that the new guidance does not change the timing of when the Group recognizes revenue. However, management did conclude that certain distribution and servicing fees earned from its U.S. mutual funds associated with mutual fund transfer agent, accounting, shareholder servicing and participant recordkeeping activities could no longer be reported net of the expenses paid to third-party intermediaries that perform such services. Under the new guidance, the Group is deemed to have control over the distribution and servicing activities before they are transferred to the U.S. mutual funds. As such, distribution and servicing fees collected from the Group’s U.S. mutual funds will be reported separately from distribution and servicing fees paid to third-party intermediaries on the Group’s Condensed Consolidated Statements of Comprehensive Income. The adoption of the standard increased other revenue and distribution expenses on the Group’s Condensed Consolidated Statements of Comprehensive Income by $25.8 million during the three months ended March 31, 2018. The adoption of the standard did not have an impact to net income attributable to JHG on the Group’s Condensed Consolidated Statements of Comprehensive Income.

The Group did not have significant distribution and servicing fees and expenses related to U.S. mutual funds prior to its acquisition of Janus Capital Group Inc. on May 30, 2017, and as such, there was not a significant impact of adopting the new revenue guidance to the Group’s Condensed Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2017.

The Group’s revenue recognition policy, revised as of January 1, 2018, is detailed below.

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

On January 1, 2018, the Group adopted the financial instruments accounting standard on a modified retrospective basis. The accounting standard required the Group to reclassify a $2.5 million unrealized gain related to available-for-sale securities in accumulated other comprehensive income to retained earnings as a beginning of period cumulative-effect adjustment. As of January 1, 2018, the balance in accumulated comprehensive income related to available-for-sale securities is zero and gains and losses associated with all equity securities are recognized in investment losses, net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Retirement Benefit Plans

In March 2017, the FASB issued an Accounting Standards Update (“ASU”) that requires the bifurcation of net periodic pension costs. The service cost component will be presented with other employee compensation costs in operating income, while the other components of net periodic pension costs will be presented separately outside of operations. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Group anticipates the impact to be approximately $5.3 million of other components excluding service costs recognized outside of operating expenses on an annualized basis.

Statements of Cash Flows

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statements of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The adoption of the new accounting standard did not have a material impact on the Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

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

Revenue Recognition Policy — Updated January 1, 2018

Revenue is measured and recognized based on the five step process outlined in US GAAP. Revenue is determined based on the transaction price negotiated with the customer, net of rebates. Management fees, performance fees, shareowner servicing fees and other revenue are derived from providing professional services to manage investment products.

Management fees are earned over time as services are provided and are generally based upon a percentage of the market value of assets under management (“AUM”). These fees are calculated as a percentage of either the daily, month end or quarter end average asset balance in accordance with contractual agreements.

Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Performance fees are generated on certain management contracts when performance hurdles or other specified criteria are achieved.  Performance fees for all fund ranges and separate accounts are recognized when it is probable that a significant reversal of revenue recognized will not occur in future periods. There are no performance fee contracts where revenue can be clawed back. There are no cumulative revenues recognized that would be reversed if all of the existing investments became worthless.

Management fees are primarily received monthly or quarterly while performance fees are usually received monthly, quarterly or annually by the Group, although the frequency of receipt varies between agreements. Management and performance fee revenue not yet received is recognized within fees and other receivables in the Consolidated Balance Sheets.

Shareowner servicing fees are earned for services rendered related to transfer agent and administrative activities performed for investment products. These services are transferred over time and are generally based on upon a percentage of the market value of AUM.

Other revenue includes distribution and servicing fees earned from U.S. mutual funds associated with mutual fund transfer agent, accounting, shareholder servicing and participant recordkeeping activities. These services are transferred over time and are generally based on upon a percentage of the market value of AUM.

U.S. Mutual Fund Performance Fees

The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of the fund compared to a specified benchmark index. Under the performance based fee structure, the investment advisory fee paid by each fund consists of two components: (1) a base fee calculated by applying the contractual fixed rate of the advisory fee to the fund’s average daily net assets during the previous month, plus or minus (2) a performance fee adjustment calculated by applying a variable rate of up to 0.15% to the fund’s average daily net assets during the performance measurement period. The performance measurement period begins as a trailing period ranging from 12 to 18 months, and each subsequent month is added to each successive performance measurement period until a 36 month period is achieved. At that point, the measurement period becomes a rolling 36 month period.

The addition of performance fees to all funds without such fees is subject to the approval of both a majority of the shareholders of such Funds and the Funds’ Independent Board of Trustees.

Principal versus Agent

The Group utilizes third party intermediaries to fulfill certain performance obligations in its revenue agreements. Generally, JHG is deemed to be the principal in these arrangements, because the Group controls the investment management and other related services before they are transferred to customers. Such control is evidenced by the Group’s primary responsibility to customers, the ability to negotiate the third party contract price and select and direct third party service providers, or a combination of these factors. Therefore, distribution and service fee revenues and the related third party distribution and service expenses are reported on a gross basis.

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of March 31, 2018, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Unconsolidated Variable Interest Entities

At March 31, 2018, and December 31, 2017, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was nil and $6.2 million, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	March 31,	December 31,
	2018	2017
Investment securities	$23.5	$18.9
Cash and cash equivalents	4.9	5.9
Other current assets	0.6	0.6
Accounts payable and accrued liabilities	(1.7)	(2.2)
Total	27.3	23.2
Redeemable noncontrolling interests in consolidated VREs	(9.9)	(6.6)
JHG’s net interest in consolidated VREs	$17.4	$16.6

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At March 31, 2018, and December 31, 2017, JHG’s carrying value of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was $43.0 million and $50.0 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 3 — Investment Securities

JHG’s investment securities as of March 31, 2018, and December 31, 2017, are summarized as follows (in millions):

	March 31,	December 31,
	2018	2017
Investment securities
Seeded investment products:
Consolidated VIEs	$432.2	$419.7
Consolidated VREs	23.5	18.9
Unconsolidated VIEs and VREs	43.0	56.2
Separate accounts	74.8	75.6
Pooled investment funds	27.0	27.5
Total seeded investment products	600.5	597.9
Investments related to deferred compensation plans	106.0	94.0
Other investments	13.3	8.2
Total investment securities	$719.8	$700.1

All investment securities as of March 31, 2018 and December 31, 2017, are classified as equity securities. Net unrealized gains on investment securities held as of March 31, 2018 and 2017, are summarized as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Investment securities held at period end	$(7.9)	$2.5

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

JHG was party to the following derivative instruments as of March 31, 2018, and December 31, 2017 (in millions):

	Notional value
	March 31, 2018	December 31, 2017
Futures	$175.6	$190.6
Credit default swaps	116.0	117.5
Index swaps	53.1	76.7
Total return swaps	81.7	70.3
Foreign currency forward contracts	151.4	118.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment losses, net in JHG’s Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income, net of tax, in JHG’s Condensed Consolidated Statements of Comprehensive Income.

The value of the individual derivative contracts are recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets and are immaterial individually and in aggregate.

The Group recognized the following net foreign currency translation gains on hedged seed investments denominated in currencies other than the Group’s functional currency and net losses associated with foreign currency forward contracts under net investment hedge accounting for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended
	March 31,
	2018	2017
Foreign currency translation	$(0.5)	$0.6
Foreign currency forward contracts	0.5	(0.6)
Total	$—	$—

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Group’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on JHG’s Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment losses, net in JHG’s Condensed Consolidated Statements of Comprehensive Income.

JHG’s consolidated seeded investment products were party to the following derivative instruments as of March 31, 2018, and December 31, 2017 (in millions):

	Notional value
	March 31, 2018	December 31, 2017
Futures	$428.7	$241.2
Contracts for differences	10.7	10.2
Credit default swaps	13.5	15.0
Total return swaps	4.9	36.7
Interest rate swaps	28.1	58.3
Options	224.5	144.3
Swaptions	3.4	2.7
Foreign currency forward contracts	82.4	135.9

As of March 31, 2018, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of March 31, 2018, the notional values of the agreements totaled $13.0 million. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of March 31, 2018, the fair value of the credit default swap contracts selling protection was $0.1 million.

Investment Losses, Net

Investment losses, net in JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended
	March 31,
	2018	2017
Seeded investment products	$(8.0)	$1.2
Fair value movements on derivatives	7.2	(2.1)
Other	0.1	—
Investment losses, net	$(0.7)	$(0.9)

Cash Flows

Cash flows related to investment securities for the three months ended March 31, 2018 and 2017, are summarized as follows (in millions):

	Three months ended March 31,
	2018		2017
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Investment securities	$(52.3)	$31.0	$(5.1)	$0.1

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$133.7	$—	$—	$133.7
Investment securities:
Consolidated VIEs	124.1	270.2	37.9	432.2
Other investment securities	179.0	108.6	—	287.6
Total investment securities	303.1	378.8	37.9	719.8
Seed hedge derivatives	5.1	—	—	5.1
Derivatives in consolidated seeded investment products	4.5	5.4	—	9.9
Volantis contingent consideration	—	—	9.3	9.3
Total assets	$446.4	$384.2	$47.2	$877.8

Liabilities:
Derivatives in consolidated seeded investment products	$2.1	$6.2	$—	$8.3
Financial liabilities in consolidated seeded investment products	8.0	—	—	8.0
Seed hedge derivatives	2.6	2.2	—	4.8
Current portion of long-term debt(1)	—	9.6	—	9.6
Long-term debt(1)	—	312.6	—	312.6
Deferred bonuses	—	—	79.5	79.5
Contingent consideration	—	—	59.2	59.2
Dai-ichi options	—	—	4.3	4.3
Total liabilities	$12.7	$330.6	$143.0	$486.3

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$202.9	$202.9
Intech	—	—	14.8	14.8
Total redeemable noncontrolling interests	$—	$—	$217.7	$217.7

(1)         Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2017 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$422.5	$—	$—	$422.5
Investment securities:
Consolidated VIEs	131.0	251.4	37.3	419.7
Other investment securities	185.7	94.5	0.2	280.4
Total investment securities	316.7	345.9	37.5	700.1
Seed hedge derivatives	0.9	—	—	0.9
Derivatives in consolidated seeded investment products	2.9	3.6	—	6.5
Contingent consideration	—	—	9.0	9.0
Total assets	$743.0	$349.5	$46.5	$1,139.0

Liabilities:
Derivatives in consolidated seeded investment products	$1.8	$2.5	$—	$4.3
Financial liabilities in consolidated seeded investment products	11.6	—	—	11.6
Seed hedge derivatives	5.9	4.2	—	10.1
Current portion of long-term debt(1)	—	57.3	—	57.3
Long-term debt(1)	—	323.4	—	323.4
Deferred bonuses	—	—	64.7	64.7
Contingent consideration	—	—	76.6	76.6
Dai-ichi options	—	—	26.1	26.1
Total liabilities	$19.3	$387.4	$167.4	$574.1

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$174.9	$174.9
Intech	—	—	15.4	15.4
Total redeemable noncontrolling interests	$—	$—	$190.3	$190.3

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

Level 3 Fair Value Measurements

Investment Products

As of March 31, 2018, and December 31, 2017, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Contingent Consideration

Acquisition of Geneva

The consideration payable on the acquisition of Geneva Capital Management LLC (“Geneva”) in 2014 included two contingent tranches of up to $45.0 million and $25.0 million, payable over seven years. No fair value adjustment was necessary in the period ended March 31, 2018. As of March 31, 2018, and December 31, 2017,

the contingent consideration had a fair value of $19.7 million and $19.3 million, respectively, and was included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

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

Acquisition of Perennial

The consideration payable on the acquisition of Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included contingent consideration payable in 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the remaining contingent consideration period is $5.8 million as of March 31, 2018. In addition, there is a maximum amount of $40.3 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue. Fair value adjustments to the consideration during the three months ended March 31, 2018, resulted in a $0.2 million increase to the liability. As of March 31, 2018, and December 31, 2017, the contingent consideration and earn-out had a combined fair value of $7.1 million and $7.0 million, respectively, which is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets.

The fair value of the Perennial contingent consideration and earn-out is calculated at each reporting date by forecasting Perennial revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue.

Acquisition of Kapstream

JCG’s acquisition of Kapstream was a two-stage acquisition. The original acquisition of 51% in July 2015 had contingent consideration payable at 18 and 36 months after acquisition if certain Kapstream AUM reached defined targets.

The purchase of the remaining 49% had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration will be payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. Upon achieving the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018, the first anniversary of the acquisition, Kapstream reached defined revenue targets and the Group paid $15.3 million in February 2018.

No fair value adjustment was necessary during the three months ended March 31, 2018. As of March 31, 2018, the aggregate contingent consideration had a fair value of $29.7 million; $17.5 million is included in accounts payable and accrued liabilities, and $12.2 million is included in other non-current liabilities on JHG’s Condensed Consolidated Balance Sheets. As of March 31, 2018, the total maximum payment over the remaining contingent consideration period is $33.1 million. The total maximum payment includes fair value adjustments associated with the consideration, which is indexed to the performance of a certain fund.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets.

Acquisition of VelocityShares

JCG’s acquisition of VelocityShares in 2014 included contingent consideration. The payment is contingent on certain VelocityShares’ exchange-traded products (“ETPs”) reaching defined net revenue targets. VelocityShares reached defined net revenue targets in November 2017, and the Group paid $3.6 million in January 2018. As of March 31, 2018, the total maximum payment over the remaining contingent consideration period (fourth anniversary of the acquisition) is $8.0 million. Fair value adjustments to the consideration during the three months ended March 31, 2018, resulted in a $0.1 million increase to the liability. As of March 31, 2018, the contingent consideration had a fair value of $2.7 million, which is included in accounts payable and accrued liabilities on JHG’s Condensed Consolidated Balance Sheets.

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

The fair value of the Volantis contingent consideration is estimated at each reporting date by forecasting revenues over the contingency period of three years. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in AUM based on performance and industry trends. Increases in forecast revenue increase the fair value of the consideration, while decreases in forecast revenue decrease the fair value. The forecasted share of revenues is then discounted back to the valuation date using an 11.8% discount rate. As of March 31, 2018, the fair value of the Volantis contingent consideration was $9.3 million.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in JHG products. The significant unobservable inputs are investment designations and vesting periods.

Dai-ichi Options

As of March 31, 2018, the fair value of the options sold to Dai-ichi Life Holdings Inc. (“Dai-ichi”) was $4.3 million. The fair value was determined using a Black-Scholes option pricing model. The Black-Scholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income, net in JHG’s Condensed Consolidated Statements of Comprehensive Income.

Redeemable Noncontrolling Interests in Intech

Redeemable noncontrolling interests in Intech Investment Management LLC (“Intech”) are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of Intech has occurred. The fair value of Intech is determined using a valuation methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables and adjustments related to investment performance and changes in AUM.

Redeemable Noncontrolling Interests in Consolidated Seeded Investment Products

Redeemable noncontrolling interests are measured at fair value. Their fair values are primarily driven by the fair value of the investments in consolidated funds. The significant unobservable inputs are investment designations and vesting periods. The fair value of redeemable noncontrolling interests may also fluctuate from period to period based on changes in the Group’s relative ownership percentage of seed investments.

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the three months ended March 31, 2018 and 2017, are as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Beginning of period fair value	$46.5	$42.7
Additions	—	—
Settlements and transfers to Level 2	(0.4)	—
Movements recognized in net income	0.8	—
Movements recognized in other comprehensive income	0.3	—
Foreign currency translation	—	0.5
End of period fair value	$47.2	$43.2

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three months ended March 31, 2018 and 2017, are as follows (in millions):

	Three months ended March 31,
	2018				2017
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Redeemable noncontrolling interests
Beginning of period fair value	$76.6	$64.7	$26.1	$190.3	$25.5	$42.9	$158.0
Additions	—	—	—	—	—	—	—
Changes in ownership	—	—	—	27.1	—	—	(5.4)
Net movement in bonus deferrals	—	14.8	—	—	—	11.1	—
Unrealized gains (losses)	—	—	—	1.1	—	—	(7.3)
Fair value adjustments	2.0	—	(22.8)	0.4	1.5	—	—
Amortization of Intech appreciation rights	—	—	—	(0.9)	—	—	—
Distributions	(18.8)	—	—	(0.1)	—	—	—
Foreign currency translation	(0.6)	—	1.0	(0.2)	0.3	0.5	0.7
End of period fair value	$59.2	$79.5	$4.3	$217.7	$27.3	$54.5	$146.0

Significant Unobservable Inputs

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 assets, the Group’s private equity investment included within consolidated VIEs, as of March 31, 2018 and December 31, 2017, were as follows (in millions):

As of March 31, 2018	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs	$37.8	Discounted cash flow	Discount rate	12.0% - 15.0% (14.3)%
			EBITDA multiple	11.6 - 15.1 (14.3)
			Price-earnings ratio	22.6 - 61.3 (52.4)

As of December 31, 2017	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs	$37.3	Discounted cash flow	Discount rate	12.0% - 15.0% (14.3)%
			EBITDA multiple	11.6 - 15.1 (14.3)
			Price-earnings ratio	22.6 - 61.3 (52.4)

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

Transfers are recognized at the end of each reporting period. Transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2018, are as follows:

	March 31,
	2018	2017
Transfers from Level 1 to Level 2	$42.7	$—

Note 5 — Goodwill and Intangible Assets

The following table presents movements in intangible assets and goodwill during the period (in millions):

			Foreign
	December 31,		currency		March 31,
	2017	Amortization	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$8.9	$—	$2,552.8
Trademarks	381.2	—	(0.1)	—	381.1
Definite-lived intangible assets:
Client relationships	369.4	—	0.7	—	370.1
Accumulated amortization	(89.7)	(7.4)	(1.3)	—	(98.4)
Net intangible assets	$3,204.8	$(7.4)	$8.2	$—	$3,205.6

Goodwill	$1,533.9	$—	$24.1	$(9.5)	$1,548.5

Transaction with BNP Paribas Securities Services

On March 31, 2018, the Group and BNP Paribas Securities Services (“BNP Paribas”) completed a transaction transferring JHG’s back-office (including fund administration and fund accounting), middle-office and custody functions in the U.S. to BNP Paribas. As part of the transaction, more than 100 JHG employees, based in Denver, Colorado, have transitioned to BNP Paribas and BNP Paribas became the fund services provider for JHG’s U.S. regulated mutual funds. Gross consideration of $40.0 million received for the transaction resulted in the recognition of a $23.0 million gain in other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income. JHG also allocated $9.5 million of goodwill to the transaction which resulted in a $9.5 million goodwill write-off, disclosed in the disposal column in the table above.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Year ended December 31,	Amount
2018 (remainder of year)	$22.2
2019	29.6
2020	29.6
2021	26.8
2022	18.3
Thereafter	145.2
Total	$271.7

Note 6 — Debt

Debt as of March 31, 2018, and December 31, 2017, consisted of the following (in millions):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$321.3	$312.6	$322.0	$323.4
0.750% Convertible Senior Notes due 2018	9.5	9.6	57.2	57.3
Total debt	330.8	322.2	379.2	380.7
Less: Current portion of long-term debt	9.5	9.6	57.2	57.3
Total long-term debt	$321.3	$312.6	$322.0	$323.4

4.875% Senior Notes Due 2025

The Group’s 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of March 31, 2018, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.The 2025 Senior Notes include unamortized debt premium, net at March 31, 2018, of $21.3 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2025 Senior Notes.

0.750% Convertible Senior Notes Due 2018

The Group’s 0.750% Convertible Notes due 2018 (“2018 Convertible Notes”) have a principal value of $9.6 million as of March 31, 2018, pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018. The fair value as of March 31, 2018, in the table above represents the fair value of the liability component. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2018 Convertible Notes.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of April 1, 2018, the 2018 Convertible Notes met the conversion criteria and are convertible during the second quarter 2018 at a conversion rate of 44.9238 shares of JHG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to a conversion price of approximately $22.26 per share of common stock. In addition, the 2018 Convertible Notes are convertible from April 15, 2018 to July 15, 2018 (maturity date), regardless of the conversion criteria.

During the three months ended March 31, 2018, $47.9 million of principal was redeemed and settled with cash for a total cash outlay of $81.6 million. The difference between the principal redeemed and the cash paid primarily represented the fair value of the conversion feature.

Credit Facility

At March 31, 2018, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”); or in relation to any loan in Australian dollars (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2018, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at March 31, 2018, or during the three months ended March 31, 2018. The maturity date of the Credit Facility is February 16, 2023.

Note 7 — Income Taxes

The Group’s effective tax rates for the three months ended March 31, 2018 and 2017, are as follows:

	Three months ended
	March 31,
	2018	2017
Effective tax rate	22.5%	15.1%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which made broad and complex changes to the U.S. tax code. Among other things, the Act reduced the U.S. federal corporation tax rate to 21% and implemented a new system of taxation for non-U.S. earnings, including a one-time transition tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Other significant changes included U.S. taxes on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries and base erosion anti-abuse transactions, and new limitations on the deductibility of interest expense and executive compensation.

As of March 31, 2018, the Group has not completed its accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed.  Therefore, any amounts recorded are estimates and, as permitted by Staff Accounting Bulletin 118 (“SAB 118”), the Group will continue to assess the impacts of the Act and may record additional estimated amounts or adjustments to estimates during the year. The final effects of the Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the Act, analysis of the Act, or any updates or changes to estimates that we have utilized. The Group expects to complete the accounting for these impacts as the analysis is finalized, but in no event later than one year from the enactment date of the Act.

The increase from the statutory rate for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to the inclusion of JCG, which was not included as of March 31, 2017 and pays taxes in a higher tax rate jurisdiction in the U.S.  The decrease from the statutory rate for the three months ended March 31, 2017 was primarily due to a tax benefit from the reversal of a reserve upon an audit settlement with the U.K. tax authorities.

As of March 31, 2018, and December 31, 2017, JHG had $10.6 million and $10.2 million of unrecognized tax benefits held for uncertain tax positions, respectively. Management estimates that the existing liability for uncertain tax positions could decrease by up to $0.7 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 8 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2018, and December 31, 2017, consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Consolidated seeded investment products	$202.9	$174.9
Intech:
Appreciation rights	10.2	11.0
Founding member ownership interests	4.6	4.4
Total redeemable noncontrolling interests	$217.7	$190.3

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended
	March 31,
	2018	2017
Opening balance	$174.9	$158.0
Changes in market value	1.1	(7.3)
Changes in ownership	27.1	(5.4)
Foreign currency translation	(0.2)	0.7
Closing balance	$202.9	$146.0

Changes in ownership reflect third-party investment in consolidated seeded investment products, additional seed capital investment or seed capital redemptions.

Intech

Intech ownership interests held by a founding member had an estimated fair value of $4.6 million as of March 31, 2018, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests until his death and has the option to require JHG to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2018, and December 31, 2017, are as follows (in millions):

	March 31,	December 31,
	2018	2017
Nonredeemable noncontrolling interests in:
Seed capital investments	$21.3	$24.9
Intech	13.4	13.3
Total nonredeemable noncontrolling interests	$34.7	$38.2

Note 9 — Long-Term Incentive and Employee Compensation

The Group granted $110.1 million in long-term incentive awards during the three months ended March 31, 2018, which generally vest and will be recognized on a graded vesting method over a three or four year period. The shares underlying certain 2018 grants were purchased on the open market during the three months ended March 31, 2018 at a cost of $81.0 million.

During the three months ended March 31, 2018, the Group recorded a $12.1 million bonus adjustment related to paying more of the 2017 bonus in stock versus cash. The adjustment favorably impacted the employee compensation and benefits line on JHG’s Condensed Consolidated Statements of Comprehensive Income.

Note 10 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Henderson Group Pension Scheme (“HGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three months ended March 31, 2018 and 2017, include the following (in millions):

	Three months ended
	March 31,
	2018	2017
Service cost	$(0.3)	$(0.3)
Interest cost	(4.8)	(5.2)
Expected return on plan assets	6.1	5.9
Net periodic benefit credit	$1.0	$0.4

Note 11 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017, are as follows (in millions):

	Three months ended March 31,
	2018				2017
		Available-	Retirement			Available-	Retirement
	Foreign	for-sale	benefit		Foreign	for-sale	benefit
	currency	securities	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(325.3)	$2.5	$21.0	$(301.8)	$(471.3)	$4.7	$32.1	$(434.5)
Cumulative-effect adjustment	—	(2.5)	—	(2.5)	—	—	—	—
Adjusted beginning balance	(325.3)	—	21.0	(304.3)	(471.3)	4.7	32.1	(434.5)
Other comprehensive income (loss)	52.7	—	—	52.7	23.3	(0.4)	—	22.9
Less: other comprehensive income attributable to noncontrolling interests	0.2	—	—	0.2	0.4	—	—	0.4
Ending balance	$(272.4)	$—	$21.0	$(251.4)	$(447.6)	$4.3	$32.1	$(411.2)

On January 1, 2018, the Group adopted the financial instruments accounting standard on a modified retrospective basis. The accounting standard required the Group to reclassify a $2.5 million unrealized gain related to available-for-sale securities in accumulated other comprehensive income to retained earnings as a beginning of period cumulative-effect adjustment. As of January 1, 2018, the balance in accumulated comprehensive income related to available-for-sale securities is zero, and gains and losses associated with all equity securities are recognized in investment losses, net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

The components of other comprehensive income, net of tax for the three months ended March 31, 2018 and 2017, are as follows (in millions):

	Three months ended March 31,
	2018			2017
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$52.7	$—	$52.7	$23.3	$—	$23.3
Net unrealized losses on available-for-sale securities	—	—	—	(0.4)	—	(0.4)
Total other comprehensive income	$52.7	$—	$52.7	$22.9	$—	$22.9

Note 12 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2018 and 2017 (in millions, except per share data):

	Three months ended
	March 31,
	2018	2017
Net income attributable to JHG	$165.2	$42.6
Less: Allocation of earnings to participating stock-based awards	(4.2)	(0.9)
Net income attributable to JHG common shareholders	$161.0	$41.7

Weighted-average common shares outstanding - basic	195.9	109.2
Dilutive effect of:
Non-participating stock-based awards	1.0	1.4
Weighted-average common shares outstanding - diluted	196.9	110.6

Earnings per share:
Basic	$0.82	$0.38
Diluted (two class)	$0.82	$0.38

The March 31, 2017 share numbers in the table above have been updated to reflect the share consolidation on April 26, 2017. The potential dilutive effect of redemptions of the Group’s 2018 Convertible Notes has been excluded from the calculations above. Redemptions to date have been settled wholly in cash, and the Group has the ability and intent to settle future redemptions wholly in cash.

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2018	2017
Unvested nonparticipating stock awards	0.4	0.8
Dai-ichi options	10.0	—

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements.

The following is a summary of cash dividends paid during the three months ended March 31, 2018:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.32	February 5, 2018	$63.1	March 2, 2018

On May 8, 2018, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on June 1, 2018, to shareholders of record at the close of business on May 21, 2018.

Note 13 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of March 31, 2018, there were no material changes in the commitments and contingencies as reported in JHG’s Annual Report on Form 10-K for the year ended December 31, 2017.

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters.

Richard Pease v. Henderson Administration Limited

The outcome of a court case involving an ex-employee concluded in the first quarter 2018. The case related to the fees the Group should receive after a fund was transferred to an ex-employee and the ex-employee’s entitlement to deferred and forfeited remuneration. The judgment given in the case resulted in the Group recognizing a $12.2 million charge in general, administrative and occupancy on JHG’s Condensed Consolidated Statements of Comprehensive Income after the judge held that the ex-employee’s contract gave him an entitlement to deferred and forfeited remuneration.  The amount also represents legal costs relating to the case. The Group is considering whether to appeal the judgment.

Eisenberg v. Credit Suisse AG and Janus Index, Halbert v. Credit Suisse AG and Janus Index and Qui v. Credit Suisse AG and Janus Index

On March 15, 2018, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Janus Index & Calculation Services LLC (“Janus Index”), a subsidiary of the Group, on behalf of a proposed class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018 and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Index). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs allege Credit Suisse and Janus Index disseminated and/or approved materially false and misleading intraday indicative values for XIV, causing inflated values of XIV at market close on February 5, 2018. On April 17, 2018, a second lawsuit was filed against Janus Index and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Index). On May 4, 2018, a third lawsuit was filed in the United States District Court for the Southern District of New York against Credit Suisse and Janus Index. The Halbert and Qui allegations generally mirror the Eisenberg complaint, although the Halbert claim is not a class action lawsuit.

The Group believes the claims in these lawsuits are without merit and is strongly defending the actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

We have reviewed the accompanying condensed consolidated balance sheets of Janus Henderson Group plc and its subsidiaries as of 31 March 2018, and the related condensed consolidated statements of comprehensive income, of cash flows and of changes in equity for the three-month periods ended 31 March 2018 and 31 March 2017. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) or in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of 31 December 2017, and the related consolidated statement of changes in equity, of comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated 27 February 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of 31 December 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

London, UK

9 May 2018

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Group’s Annual Report on Form 10-K for the year ended December 31, 2017, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Janus Henderson Group plc”, and “Quantitative and Qualitative Disclosures about Market Risk”, and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions and known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

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

On May 30, 2017, JHG completed a merger of equals with JCG (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

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

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based upon a percentage of the market value of assets under management (“AUM”) and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Group’s operating results. Additionally, AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

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

FIRST QUARTER 2018 SUMMARY

First Quarter 2018 Highlights

•      Strong investment performance across all time periods, with 79%, 68% and 84% of AUM outperforming benchmarks on a one-, three-, and five-year basis, respectively, as of March 31, 2018.

•      Increase of AUM to $371.9 billion, up 0.3% from the year ended 2017, supported by favorable foreign currency translation and markets, partially offset by net outflows.

•      First quarter 2018 diluted earnings per share of $0.82, or $0.71 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

•      Exceeded $90 million run rate cost synergies ahead of end-of-May target.

•      First quarter 2018 dividend of $0.36 per share, an increase of $0.04, or 13%, increase from the fourth quarter 2017 dividend.

Financial Summary

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the first quarter of 2018 was $587.7 million, an increase of $354.7 million, or 152%, from the first quarter of 2017. This increase was driven primarily by JCG revenues of $326.6 million in the first quarter of 2018. Average AUM (excluding JCG) increased by 19% and positively affected management fees during the first quarter of 2018 compared to the same period in 2017. These increases are partially offset by lower average management fee margins and lower performance fees.

Total operating expenses for the first quarter of 2018 were $411.5 million, an increase of $229.3 million, or 126%, compared to operating expenses in the first quarter of 2017. JCG operations contributed $219.4 million to operating expenses in the first quarter of 2018. The remaining increase is due to a number of non-significant items discussed in Results of Operations.

Operating income for the first quarter of 2018, was $176.2 million, an increase of $125.4 million, or 247%, compared to the first quarter of 2017. The Group’s operating margin was 30.0% in the first quarter of 2018 compared to 21.8% in the first quarter of 2017. JCG operations contributed $107.2 million to operating income in the first quarter of 2018.

Net income attributable to JHG in the first quarter of 2018 was $165.2 million, an increase of $122.6 million, or 288%, compared to the same period in 2017. JCG operations contributed $90.7 million to net income attributable to JHG in the first quarter of 2018. Other non-operating income, net (excluding JCG) increased $16.1 million from the first quarter 2017, primarily due to a gain recognized from the BNP Paribas transaction.

The Group’s ordinary dividend in respect of the first quarter of 2018 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2018:

Percentage of assets under management outperforming benchmark	1 year	3 years	5 years
Equities	68%	59%	76%
Fixed Income	96%	96%	97%
Quantitative Equities	91%	46%	88%
Multi-Asset	83%	87%	90%
Alternatives	95%	76%	100%
Total Group	79%	68%	84%

Assets Under Management

The Group’s AUM as of March 31, 2018, was $371.9 billion, an increase of $1.1 billion, or 0.3%, from December 31, 2017, driven primarily by favorable foreign exchange movements of $3.2 billion due to the weakening of the U.S. dollar (“USD”) and positive market movements of $0.6 billion, partially offset by net redemptions of $2.7 billion.

JHG’s non-USD AUM is primarily denominated in Great British Pound (“GBP”), euro (“EUR”) and Australian Dollar (“AUD”). During the first quarter of 2018, the USD weakened against the GBP and EUR and strengthened against the AUD. As of March 31, 2018, approximately 36% of the Group’s AUM was non USD-denominated, resulting in a net favorable currency effect, particularly in products exposed to GBP.

JHG’s exchange traded notes (“ETNs”) are not included within the AUM as JHG is not the named adviser or subadviser to ETNs. ETN assets totaled $2.3 billion as of March 31, 2018.

Asset and flows by capability for the three months ended March 31, 2018 and 2017 are as follows (in billions):

By capability	Closing AUM Dec. 31, 2017	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Closing AUM March 31, 2018
Equities	$189.7	$9.9	$(11.7)	$(1.8)	$1.4	$1.4	$190.7
Fixed Income	80.1	5.3	(5.6)	(0.3)	(0.6)	0.8	80.0
Quantitative Equities	49.9	1.7	(1.4)	0.3	0.1	0.1	50.4
Multi-Asset	31.6	1.3	(1.2)	0.1	(0.3)	0.4	31.8
Alternatives	19.5	1.5	(2.5)	(1.0)	—	0.5	19.0
TOTAL	$370.8	$19.7	$(22.4)	$(2.7)	$0.6	$3.2	$371.9

By capability	Closing AUM Dec. 31, 2016(3)	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Closing AUM March 31, 2017(3)
Equities	$63.6	$4.0	$(5.7)	$(1.7)	$3.5	$0.8	$66.2
Fixed Income	34.7	3.0	(2.6)	0.4	0.6	0.7	36.4
Multi-Asset	9.0	0.1	(0.3)	(0.2)	0.2	0.1	9.1
Alternatives	17.4	1.3	(2.0)	(0.7)	0.3	0.2	17.2
TOTAL	$124.7	$8.4	$(10.6)	$(2.2)	$4.6	$1.8	$128.9

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of March 31, 2018 (in billions):

By client type	Closing AUM March 31, 2018
Intermediary	$164.2
Institutional	145.5
Self-Directed	62.2
Total	$371.9

By client location	Closing AUM March 31, 2018
Americas	$194.0
EMEA	119.2
Asia-Pacific	58.7
Total	$371.9

(1) Redemptions include the impact of client transfers which could cause a positive balance on occasion.

(2) FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3) AUM as of December 31, 2016 and as of March 31, 2017, has been reclassified between capabilities following the completion of the Merger.

Valuation of Assets Under Management

The fair value of AUM is based on the value of the underlying cash and investment securities of the funds, trusts and segregated mandates. A significant proportion of these securities are listed or quoted on a recognized securities exchange or market and are regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Investments including, but not limited to, over the counter derivative contracts, (which are dealt in or through a clearing firm), exchanges or financial institutions will be valued by reference to the most recent official settlement price quoted by the appointed market vendor and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

For certain funds, third-party administrators hold a key role in the collection and validation of prices used in the valuation of the securities. Daily price validation is completed using techniques such as day on day tolerance movements, invariant prices, excessive movement checks and intra vendor tolerance checks. The JHG Data Management Team performs oversight of this process and completes annual due diligence on the processes of third-parties.

In other cases, the Group performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant day to day price changes require additional research, which may include a review of all news pertaining to the issue and issuer and any corporate actions. All fixed income prices are reviewed by JHG’s fixed income trading desk to incorporate market activity information available to JHG’s traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

JHG leverages the expertise of its fund management teams across the business to cross invest assets and create value for its clients. Where cross investment occurs, assets and flows are identified and the duplication is removed.

Results of Operations

Revenue

	Three months ended
	March 31,
	2018	2017
Revenue (in millions):
Management fees	$502.9	$201.0
Performance fees	(3.9)	14.8
Shareowner servicing fees	31.5	—
Other revenue	57.2	17.2
Total revenue	$587.7	$233.0

Management fees

Management fees increased by $301.9 million, or 150%, during the three months ended March 31, 2018, compared to the same period in 2017, with the inclusion of JCG management fees of $261.9 million as the largest driver. Favorable markets and foreign currency translation increased management fees by $18.0 million and $20.7 million, respectively, during the quarter ended March 31, 2018, compared to the same period in the prior year. These increases are partially offset by lower average margins, which decreased management fees. Lower margins are primarily from a change in product mix, primarily from a switch in share classes as a result of the Retail Distribution Review (“RDR”) within Europe to a lower fee share class, and are partially offset by a decrease in distribution expenses.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended
	March 31,
	2018	2017
Performance fees (in millions):
SICAVs	$1.0	$8.4
UK OEICs & Unit Trusts	—	3.2
Offshore Absolute Return	0.4	2.0
Segregated Mandates	2.5	0.9
Investment Trusts	—	—
Mutual Funds	(7.8)	—
Other	—	0.3
Total performance fees	$(3.9)	$14.8

For the three months ended March 31, 2018, performance fees decreased $18.7 million, or 126%, compared to the same period in 2017. The decrease for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to a decrease in SICAV and UK OEICs and Unit Trusts performance fees. The inclusion of JCG net performance fees also contributed $4.5 million to the decrease.

Shareowner servicing fees

Shareowner servicing fees is primarily composed of mutual fund servicing fees. The activity in the three-month period ended March 31, 2018, relates to JCG.

Other revenue

Other revenue increased by $40.0 million during the three months ended March 31, 2018, compared to the same period in 2016. JCG was the largest driver, contributing $37.7 million to the three-month period ended March 31, 2018. Included in the $37.7 million JCG amount is a $25.8 million increase as a result of gross presentation of distribution and servicing fees due to the adoption of the new revenue recognition standard. This increase is offset by an equivalent increase in distribution expenses.

Operating Expenses

	Three months ended
	March 31,
	2018	2017
Operating expenses (in millions):
Employee compensation and benefits	$146.7	$70.4
Long-term incentive plans	40.0	16.4
Distribution expenses	117.3	50.6
Investment administration	11.4	10.2
Marketing	8.5	3.2
General, administrative and occupancy	72.2	25.1
Depreciation and amortization	15.4	6.3
Total operating expenses	$411.5	$182.2

Employee compensation and benefits

During the three-month period ended March 31, 2018, employee compensation and benefits increased $76.3 million compared to the equivalent periods in 2017. This increase was primarily driven by the inclusion of JCG, which contributed $79.6 million to the three-month period ended March 31, 2018. In addition, a $12.1 million bonus adjustment, related to paying more of the 2017 bonus in stock versus cash, favorably impacted the three months ended March 31, 2018 while foreign currency translation and integration costs of $8.4 million and $2.9 million, respectively, had an adverse effect on the quarter ended March 31, 2018.

Long-term incentive plans

Long-term incentive plans increased by $23.6 million during the three-month period ended March 31, 2018,  compared to the equivalent period in 2017. The increase was primarily driven by JCG, which contributed $20.9 million in the three-month period ended March 31, 2018. Foreign currency translation of $2.0 million had an adverse impact on the three-month period ended March 31, 2018.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary sourced AUM. For the three-month period ended March 31, 2018, distribution expenses increased by $66.7 million. The increase was primarily driven by JCG, which contributed $75.7 million in the three-month period. Included in the $75.7 million JCG amount is a $25.8 million increase due to the adoption of the new revenue recognition standard. The increase due to the adoption of the new revenue recognition standard is offset by an equivalent increase in other revenue. These increases are partially offset by a switch in share classes as a result of the RDR within Europe to a lower fee share class as discussed in management fees section.

Investment administration

Investment administration expenses, which represent back-office operations, increased $1.2 million during the three-month period ended March 31, 2018, compared to the same period in 2017. The increase was primarily due to unfavorable foreign currency translation of $1.2 million for the three-month period ended March 31, 2018.

Marketing

Marketing expenses for the three-month period ended March 31, 2018, increased by $5.3 million compared to the same period in 2017. The increase was primarily driven by JCG which contributed $4.8 million to the three-month period ended March 31, 2018.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $47.1 million during the three-month period ended March 31, 2018, compared to the same period in 2017. The increase was primarily driven by JCG, which contributed $29.5 million to the three-month period ended March 31, 2018. The outcome of a court case adversely impacted general, administrative and occupancy by $12.2 million during the quarter ended March 31, 2018. Research costs related to the Markets in Financial Instruments Directive II (“MiFID II”) and foreign currency translation of $6.6 million in total, also adversely impacted the three months ended March 31, 2018, compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization expenses increased by $9.1 million for the three-month period ended March 31, 2018, compared to the same period in 2017. This increase was primarily due to amortization of intangibles recognized as a result of the Merger.

Non-operating income and expenses

	Three months ended
	March 31,
	2018	2017
Non-operating income and expenses (in millions):
Interest expense	$(3.8)	$(1.1)
Investment losses, net	$(0.7)	$(0.9)
Other non-operating income, net	$38.9	$1.3

Interest expense

Interest expense increased by $2.7 million for the three-month period ended March 31, 2018, compared to the equivalent period in 2017. The increase is primarily due to the inclusion of the 0.750% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) and the 4.875% Senior Notes due 2025 (“2025 Senior Notes”) as a result of the Merger.

Investment losses, net

The components of investment losses, net for the three months ended March 31, 2018 and 2017, are as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Investment losses, net (in millions):
Losses on investment securities and derivatives, net	$(0.8)	$(1.0)
Other	0.1	0.1
Investment losses, net	$(0.7)	$(0.9)

Other non-operating income, net

Other non-operating income, net increased $37.6 million during the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a $23.0 million gain recognized during the three months ended March 31, 2018 on the disposal of the Group’s back-office, middle-office and custody functions in the U.S.

Fair value adjustments related to the Dai-ichi option also contributed to the increase. The fair value of the Dai-ichi options decreased $22.8 million during the three-month period ended March 31, 2018, primarily due to a decrease in JHG’s stock price and time decay. Foreign currency translation partially offset these increases due to the GBP strengthening against the USD.

Income tax provision

The Group’s effective tax rates for the three months ended March 31, 2018 and 2017, are as follows:

	Three months ended
	March 31,
	2018	2017
Effective tax rate	22.5%	15.1%

The increase from the statutory rate for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to the inclusion of JCG, which was not included as of March 31, 2017 and pays taxes in a higher tax rate jurisdiction in the U.S.  The decrease from the statutory rate for the three months ended March 31, 2017 was primarily due to a tax benefit from the reversal of a reserve upon an audit settlement with the U.K. tax authorities.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, in the opinion of JHG management, the profitability of the Group and its ongoing operations is best evaluated using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share for the three-month period ended March 31, 2018 (in millions, except per share and operating margin data):

Three months ended March 31, 2018
Reconciliation of revenue to adjusted revenue
Revenue	$587.7
Distribution expenses(1)	(117.3)
Adjusted revenue	$470.4

Reconciliation of operating income to adjusted operating income
Operating income	$176.2
Employee compensation and benefits(2)	2.9
Long-term incentive plans(2)	0.1
Marketing(2)	0.1
General, administrative and occupancy(2)	2.1
Depreciation and amortization(3)	7.4
Adjusted operating income	$188.8

Operating margin(4)	30.0%
Adjusted operating margin(5)	40.1%

Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$165.2
Employee compensation and benefits(2)	2.9
Long-term incentive plans(2)	0.1
Marketing(2)	0.1
General, administrative and occupancy(2)	2.1
Depreciation and amortization(3)	7.4
Interest expense(6)	0.7
Other non-operating income (expenses), net(6)	(44.8)
Income tax provision(7)	9.9
Adjusted net income attributable to JHG	143.6
Less: allocation of earnings to participating stock-based awards	(3.6)
Adjusted net income attributable to JHG common shareholders	$140.0

Weighted-average common shares outstanding - diluted (two class)	196.9
Diluted earnings per share (two class)(8)	$0.82
Adjusted diluted earnings per share (two class)(9)	$0.71

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

(2)    Adjustments primarily represent integration costs in relation to the Merger. The costs represent severance costs, legal costs and consulting fees. JHG management believes these costs do not represent the ongoing operations of the Group.

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

(6)    Adjustments primarily represent the gain on the sale of JHG’s back-office (including fund administration and fund accounting), middle-office and custody functions in the U.S. to BNP Paribas, fair value movements on options issued to Dai-ichi and deferred consideration costs associated with acquisitions prior to the Merger. JHG management believes these costs do not represent the ongoing operations of the Group.

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

Quarterly analysis

The following provides analysis of the Group’s adjusted revenue and adjusted operating expense for the three-month period ended March 31, 2018, as compared to pro forma adjusted revenue and adjusted operating expense for the three-month period ended March 31, 2017 (in millions). Pro forma adjusted figures for the first quarter of 2017 assume the Merger had occurred on January 1, 2017.

	Three months ended March 31, 2018	Pro forma three months ended March 31, 2017
Adjusted revenue	$470.4	$406.0
Adjusted operating expense	$281.6	$262.4

Adjusted revenue increased $64.4 million, or 16%, due largely to higher AUM. Adjusted operating expenses increased $19.2 million, or 7%, due to increased general, administrative and occupancy due to $12.2 million associated with the outcome of a court case and research costs related to MiFID II. There were no other significant movements contributing to the variances.

The following is a reconciliation of revenue and operating expense to adjusted revenue and adjusted operating expense for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31, 2018	Pro forma three months ended March 31, 2017
Reconciliation of revenue to adjusted revenue
Revenue	$587.7	$513.4
Distribution expenses(1)	(117.3)	(107.4)
Adjusted revenue	$470.4	$406.0

Reconciliation of operating expense to adjusted operating expense
Operating expense	$411.5	$407.5
Employee compensation and benefits(2)	(2.9)	(3.6)
Long-term incentive plans(2)	(0.1)	—
Distribution expenses(1)	(117.3)	(107.4)
Marketing(2)	(0.1)	(14.5)
General, administrative and occupancy(2)	(2.1)	(12.0)
Depreciation and amortization(3)	(7.4)	(7.6)
Adjusted operating expense	$281.6	$262.4

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

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of March 31, 2018, and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents held by the Group	$606.5	$754.2
Fees and other receivables	$339.9	$419.6
Investment securities held by the Group	$287.6	$280.4
Debt	$330.8	$379.2

Cash and cash equivalents consist primarily of cash at banks and in money market funds. Cash and cash equivalents and investment securities held by consolidated VIEs and VREs are not available for general corporate purposes and have been excluded from the table above.

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

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA-supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included on the basis of an Article 134 relationship under the Banking Consolidation Directive. The combined capital requirement is £275.3 million ($385.7 million), resulting in capital above the regulatory group’s regulatory requirement of £44.1 million ($61.8 million) as of March 31, 2018, based upon internal calculations and excluding unaudited current year profits. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Convertible Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed the obligations of JCG under its 2018 Convertible Notes, which pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. As of April 1, 2018, the 2018 Convertible Notes met the conversion criteria and are convertible during the second quarter 2018 at a conversion rate of 44.9238 shares of JHG common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to a conversion price of approximately $22.26 per share of common stock. In addition, the 2018 Convertible Notes are convertible from April 15, 2018 to July 15, 2018 (maturity date), regardless of the conversion criteria.

During the three months ended March 31, 2018, $47.9 million of principal was redeemed and settled with cash for a total cash outlay of $81.6 million.

Options Sold to Dai-ichi

As of March 31, 2018, the fair value of the options sold to Dai-ichi was $4.3 million. The fair value was determined using a Black-Scholes option pricing model. The Black-Scholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income, net in JHG’s Condensed Consolidated Statements of Comprehensive Income. The exercise period of the options extends to October 3, 2018.

Common Stock Repurchases

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on-market or by the issue of ordinary shares. See Part 2, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock Purchases.

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on-market purchases of up to 10% of the issued share capital of the Group. The Group did not make any on-market or off-market share purchases during the three months ended March 31, 2018 in connection with any share buyback program and as of the date of this report, there were no current on-market or off-market buybacks of the Group’s securities.

Dividends

The payment of cash dividends is within the discretion of the Group’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2018, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.32	February 5, 2018	$63.1	March 2, 2018

On May 8, 2018, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on June 1, 2018, to shareholders of record at the close of business on May 21, 2018.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of March 31, 2018, include principal and interest payments related to the 2025 Senior Notes, operating and capital lease payments, defined benefit pension plan contributions, Perkins and Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech non-controlling interests and contingent consideration related to the acquisitions of Geneva, Perennial, VelocityShares and Kapstream. JHG expects to fund its long-term commitments with existing cash, cash generated from operations or by accessing capital and credit markets as necessary.

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

Intech has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. The grant date fair value of the appreciation rights is being amortized on a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.07% of Intech’s pre-incentive profits.

Contingent Consideration

The total maximum contingent amount payable related to Perennial and Geneva over the entire contingent period is $46.1 million and $70.4 million, respectively, as of March 31, 2018. For additional details of the contingent consideration in relation to the acquisition of Perennial and Geneva, please refer to Note 4 — Fair Value Measurements.

The Group is also committed to contingent consideration payments in respect of the historic JCG acquisitions of Kapstream and VelocityShares.

The outstanding Kapstream contingent cash consideration in respect to the initial acquisition of a 51% controlling interest is payable in the third quarter of 2018 if certain Kapstream AUM reach defined targets. As of March 31, 2018, the total maximum payment remaining is $4.0 million.

On January 31, 2017, JCG acquired the remaining 49% voting interest in Kapstream. The transaction included contingent consideration of up to $43.0 million. The contingent consideration will be payable in three equal installments on the first, second and third anniversary dates of the acquisition if certain revenue targets are reached and are indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. On January 31, 2018, the first anniversary of the acquisition, Kapstream reached defined revenue targets, and the Group paid $15.3 million in February 2018.

Outstanding contingent cash payments in relation to the historic acquisition of VelocityShares are contingent on certain VelocityShares’ ETPs reaching defined net revenue targets on the third and fourth anniversaries of the acquisition (in November 2017 and November 2018, respectively). VelocityShares ETPs reached defined net revenue targets in November 2017, the third anniversary of the acquisition, and the Group paid contingent consideration of $3.6 million in January 2018. As of March 31, 2018, the remaining maximum payment for the fourth and final contingent consideration payment is $8.0 million.

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a deficit on a technical provision’s basis of £29.0 million ($40.6 million). The Group agreed with the trustees of the plan to make contributions of £8.4 million ($11.8 million) per year for four years beginning in 2017 to recover the deficit.

The Group believes that it will have sufficient resources to satisfy its long-term liquidity requirements.

Off-Balance Sheet Arrangements

Other than certain lease agreements, JHG is not party to any off-balance sheet arrangements that may provide, or require the Group to provide, financing, liquidity, market or credit risk support that is not reflected in JHG’s consolidated financial statements.

Other Sources of Liquidity

At March 31, 2018, JHG had a $200 million unsecured, revolving credit facility (“Credit Facility”), with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The Credit Facility has a maturity date of February 16, 2022, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively. The revised maturity date of the Credit Facility is February 16, 2023.

The Credit Facility may be used for general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, JHG was in compliance with all covenants and there were no borrowings under the Credit Facility.

Cash Flows

A summary of cash flow data for the three months ended March 31, 2018 and 2017, is as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Cash flows provided by (used for):
Operating activities	$61.7	$69.6
Investing activities	11.6	(14.2)
Financing activities	(208.2)	(25.2)
Effect of foreign exchange rate changes on cash and cash equivalents	6.1	8.2
Net change in cash and cash equivalents	(128.8)	38.4
Cash balance at beginning of period	794.2	323.2
Cash balance at end of period	$665.4	$361.6

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. First quarter cash flows from operations are seasonally low due annual bonus payments.

Investing Activities

Cash provided by (used for) investing activities for the three months ended March 31, 2018 and 2017, is as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Purchases and sales of investment securities, net	$(21.3)	$(5.0)
Purchase of property, equipment and software	(6.5)	(2.0)
Proceeds from BNP transaction	36.5	—
Investment income received by consolidated funds		1.5
Net cash received (paid) on settled hedges	2.9	(8.7)
Cash provided by (used for) investing activities	$11.6	$(14.2)

Cash inflows from investing activities were $11.6 million during the three months ended March 31, 2018, primarily due to proceeds received from the BNP transaction partially offset by purchases of investment securities.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2018 and 2017, is as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Dividends paid to shareholders	$(63.1)	$—
Repayment of long-term debt	(81.6)	—
Third-party sales (redemptions) in consolidated seeded investment products, net	38.4	(8.7)
Purchase of common stock for stock-based compensation plans	(82.7)	(16.5)
Contingent consideration	(18.8)	—
Other financing activities	(0.4)	—
Cash used for financing activities	$(208.2)	$(25.2)

Cash outflows from financing activities were $208.2 million in the three months ended March 31, 2018 primarily reflecting the purchase of common stock for stock-based compensation plans, repayment of a portion of the 2018 Convertible Notes, dividends paid of $63.1 million, payment of contingent consideration associated with Kapstream and VelocityShares of $18.8 million and third-party redemptions from consolidated seed investments of $38.4 million.

Item 3.                              Quantitative and Qualitative Disclosures About Market Risk

The Group has had no material changes in its exposures to market risks from that previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.                              Controls and Procedures

As of March 31, 2018, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Co-Chief Executive Officer, Andrew J. Formica, Co-Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil, Mr. Formica and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2018 that has materially affected, or is reasonably likely to materially affect, JHG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                              Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13 — Commitments and Contingencies.

Item 1A.                     Risk Factors

The Group has had no material changes in its risk factors from those previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on-market or by the issue of ordinary shares. The following table presents JHG ordinary shares purchased on-market by month during the three months ended March 31, 2018 in satisfaction of employee awards and entitlements.

			Total number of	Approximate dollar value of
	Total number	Average	shares purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under the
Period	purchased	per share	announced program	programs (end of month)
January	5,783	$41.0	—	—
February	1,130,501	35.74	—	—
March	1,196,671	34.37	—	—
Total	2,332,955	$35.05	—

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on-market purchases of up to 10% of the issued share capital of the Group. The Group did not make any on-market or off-market share purchases during the three months ended March 31, 2018 in connection with any share buyback program and as of the date of this report, there were no current on-market or off-market buybacks of the Group’s securities.

Items 3, 4 and 5.

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

JANUS HENDERSON GROUP plc

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

Date: May 9, 2018

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