Form 10-Q
period 2018-06-30
JANUS HENDERSON GROUP PLC
filed 2018-07-31
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐  No ☒

As of July 27, 2018, there were 200,406,138 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$669.8	$760.1
Investment securities	313.4	280.4
Fees and other receivables	335.7	419.6
OEIC and unit trust receivables	183.7	239.9
Assets of consolidated VIEs:
Cash and cash equivalents	34.0	34.1
Investment securities	351.0	419.7
Other current assets	10.3	12.9
Other current assets	68.5	75.9
Total current assets	1,966.4	2,242.6

Non-current assets:
Property, equipment and software, net	65.0	70.6
Intangible assets, net	3,168.0	3,204.8
Goodwill	1,504.5	1,533.9
Retirement benefit asset, net	203.2	199.3
Other non-current assets	16.3	21.5
Total assets	$6,923.4	$7,272.7

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$214.9	$292.9
Current portion of accrued compensation, benefits and staff costs	228.0	398.7
Current portion of long-term debt	9.4	57.2
OEIC and unit trust payables	181.4	234.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	10.3	21.5
Total current liabilities	644.0	1,005.1

Non-current liabilities:
Accrued compensation, benefits and staff costs	38.2	23.0
Long-term debt	320.6	322.0
Deferred tax liabilities, net	748.1	752.6
Retirement benefit obligations, net	4.6	4.6
Other non-current liabilities	81.2	99.6
Total liabilities	1,836.7	2,206.9

Commitments and contingencies (See Note 13)

REDEEMABLE NONCONTROLLING INTERESTS	177.8	190.3

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 200,406,138 shares issued and outstanding)	300.6	300.6
Additional paid-in-capital	3,783.5	3,842.9
Treasury shares (4,577,552 and 4,071,284 shares held, respectively)	(172.9)	(155.8)
Accumulated other comprehensive loss, net of tax	(355.5)	(301.8)
Retained earnings	1,324.9	1,151.4
Total shareholders’ equity	4,880.6	4,837.3
Nonredeemable noncontrolling interests	28.3	38.2
Total equity	4,908.9	4,875.5
Total liabilities, redeemable noncontrolling interests and equity	$6,923.4	$7,272.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Management fees	$493.5	$300.0	$996.4	$501.0
Performance fees	13.5	57.7	9.6	72.5
Shareowner servicing fees	31.8	9.9	63.3	9.9
Other revenue	53.6	29.0	110.8	46.2
Total revenue	592.4	396.6	1,180.1	629.6

Operating expenses:
Employee compensation and benefits	151.0	123.6	297.7	194.0
Long-term incentive plans	55.2	47.3	95.2	63.7
Distribution expenses	114.7	72.5	232.0	123.1
Investment administration	11.7	9.7	23.1	19.9
Marketing	9.5	10.1	18.0	13.3
General, administrative and occupancy	59.2	67.3	131.4	92.4
Depreciation and amortization	15.8	9.4	31.2	15.7
Total operating expenses	417.1	339.9	828.6	522.1

Operating income	175.3	56.7	351.5	107.5

Interest expense	(3.9)	(2.0)	(7.7)	(3.1)
Investment gains (losses), net	(16.6)	9.8	(17.3)	8.9
Other non-operating income (expenses), net	13.9	(2.0)	52.8	(0.7)
Income before taxes	168.7	62.5	379.3	112.6
Income tax provision	(38.2)	(21.0)	(85.6)	(28.5)
Net income	130.5	41.5	293.7	84.1
Net loss attributable to noncontrolling interests	10.1	0.2	12.1	0.2
Net income attributable to JHG	$140.6	$41.7	$305.8	$84.3

Earnings per share attributable to JHG common shareholders:
Basic	$0.70	$0.29	$1.52	$0.66
Diluted	$0.70	$0.28	$1.51	$0.64

Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	$(104.7)	$51.2	$(52.0)	$74.5
Net unrealized losses on available-for-sale securities	—	—	—	(0.4)
Other comprehensive income (loss), net of tax	(104.7)	51.2	(52.0)	74.1
Other comprehensive loss attributable to noncontrolling interests	0.6	15.9	0.8	16.3
Other comprehensive income (loss) attributable to JHG	$(104.1)	$67.1	$(51.2)	$90.4

Total comprehensive income	$25.8	$92.7	$241.7	$158.2
Total comprehensive loss attributable to noncontrolling interests	10.7	16.1	12.9	16.5
Total comprehensive income attributable to JHG	$36.5	$108.8	$254.6	$174.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended
	June 30,
	2018	2017
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$293.7	$84.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.2	15.7
Stock-based compensation plan expense	41.2	30.9
Investment gains (losses), net	17.3	(8.9)
Gain from BNP Paribas transaction	(22.3)	—
Dai-Ichi option fair value adjustments	(24.7)	—
Contributions to pension plans in excess of costs recognized	(9.0)	(11.7)
Other, net	0.4	9.0
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	2.8	2.6
Other assets	118.6	(107.9)
Other accruals and liabilities	(268.3)	47.8
Net operating activities	180.9	61.6
Investing activities:
Cash acquired from acquisition	—	417.2
Proceeds from (purchases of):
Property, equipment and software	(11.3)	(8.4)
Investment securities, net	43.9	14.0
Investment securities by consolidated seeded investment products, net	(16.7)	148.8
Proceeds from BNP Paribas transaction, net	36.5	—
Net cash received (paid) on settled hedges	3.6	(7.3)
Net investing activities	56.0	564.3
Financing activities:
Proceeds from settlement of convertible note hedge	—	59.3
Settlement of stock warrant	—	(47.8)
Proceeds from issuance of option	—	25.7
Proceeds from stock-based compensation plans	0.3	2.1
Purchase of common stock for stock-based compensation plans	(84.1)	(39.1)
Dividends paid to shareholders	(134.7)	(128.6)
Repayment of long-term debt	(81.9)	—
Payment of contingent consideration	(18.8)	—
Distributions to noncontrolling interests	(3.4)	(0.5)
Third-party sales (redemptions) in consolidated seeded investment products, net	16.7	(148.8)
Principal payments under capital lease obligations	(0.7)	(0.1)
Net financing activities	(306.6)	(277.8)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(20.7)	12.4
Net change	(90.4)	360.5
At beginning of period	794.2	323.2
At end of period	$703.8	$683.7

Supplemental cash flow information:
Cash paid for interest	$7.4	$0.3
Cash paid for income taxes, net of refunds	$104.9	$25.0

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$669.8	$640.0
Cash and cash equivalents held in consolidated VIEs	34.0	43.7
Total cash and cash equivalents	$703.8	$683.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number	Common	paid-in-	Treasury	comprehensive	Retained	noncontrolling	Total
	of shares	stock	capital	shares	loss	earnings	interests	equity
Balance at December 31, 2016	1,131.8	$234.4	$1,237.9	$(155.1)	$(434.5)	$764.8	$44.8	$1,692.3
Share consolidation	(1,018.6)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	84.3	(0.5)	83.8
Other comprehensive income (loss)	—	—	—	—	90.4	—	(16.3)	74.1
Dividends paid to shareholders	—	—	—	—	—	(128.6)	—	(128.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Derivative instruments acquired on acquisition	—	—	54.4	—	—	—	—	54.4
Noncontrolling interests recognized on acquisition	—	—	—	—	—	—	16.5	16.5
Settlement of derivative instruments	—	—	(11.5)	—	—	—	—	(11.5)
Purchase of common stock for stock-based compensation plans	—	—	—	(39.1)	—	—	—	(39.1)
Issuance of common stock	87.2	130.8	2,551.2	—	—	—	—	2,682.0
Redenomination and reduction of par value of stock	—	(64.6)	64.6	—	—	—	—	—
Acquisition adjustment in relation to unvested awards	—	—	(81.3)	—	—	—	—	(81.3)
Vesting of stock-based compensation plans	—	—	(13.9)	36.3	—	(22.4)	—	—
Stock-based compensation plan expense	—	—	21.0	—	—	9.9	—	30.9
Proceeds from stock-based compensation plans	—	—	2.1	—	—	—	—	2.1
Balance at June 30, 2017	200.4	$300.6	$3,824.5	$(157.9)	$(344.1)	$708.0	$44.0	$4,375.1

Balance at December 31, 2017	200.4	$300.6	$3,842.9	$(155.8)	$(301.8)	$1,151.4	$38.2	$4,875.5
Cumulative-effect adjustment	—	—	—	—	(2.5)	2.7	—	0.2
Balance at December 31, 2017 - Adjusted	200.4	$300.6	$3,842.9	$(155.8)	$(304.3)	$1,154.1	$38.2	$4,875.7
Net income	—	—	—	—	—	305.8	(6.8)	299.0
Other comprehensive loss	—	—	—	—	(51.2)	—	—	(51.2)
Dividends paid to shareholders	—	—	0.1	—	—	(134.8)	—	(134.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.1)	(3.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.2)	—	(0.2)
Redemptions of convertible debt	—	—	(34.0)	—	—	—	—	(34.0)
Purchase of common stock for stock-based compensation plans	—	—	(37.5)	(46.6)	—	—	—	(84.1)
Vesting of stock-based compensation plans	—	—	(29.5)	29.5	—	—	—	—
Stock-based compensation plan expense	—	—	41.2	—	—	—	—	41.2
Proceeds from stock-based compensation plans	—	—	0.3	—	—	—	—	0.3
Balance at June 30, 2018	200.4	$300.6	$3,783.5	$(172.9)	$(355.5)	$1,324.9	$28.3	$4,908.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG” or “the Group”), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of JHG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in JHG’s Annual Report on Form 10-K for the year ended December 31, 2017. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date and are included in the notes to the condensed consolidated financial statements.

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

The Group adopted the new revenue recognition standard, along with the updated principal-versus-agent guidance, effective January 1, 2018, using the retrospective method, which required adjustments to be reflected as of January 1, 2016. In connection with the adoption of this guidance, the Group determined that the new guidance does not change the timing of when the Group recognizes revenue. However, management did conclude that certain distribution and servicing fees earned from its U.S. mutual funds associated with mutual fund transfer agent, accounting, shareholder servicing and participant recordkeeping activities could no longer be reported net of the expenses paid to third-party intermediaries that perform such services. Under the new guidance, the Group is deemed to have control over the distribution and servicing activities before they are transferred to the U.S. mutual funds. As such, distribution and servicing fees collected from the Group’s U.S. mutual funds are reported separately from distribution and servicing fees paid to third-party intermediaries on the Group’s Condensed Consolidated Statements of Comprehensive Income.

The adoption of the standard increased management fees, other revenue and distribution expenses on the Group’s Condensed Consolidated Statements of Comprehensive as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Increase in:
Management fees	$3.6	$4.0	$8.1	$7.5
Other revenue	$25.7	$7.8	$51.5	$7.8
Distribution expenses	$29.3	$11.8	$59.6	$15.3

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

On January 1, 2018, the Group adopted the financial instruments accounting standard on a modified retrospective basis. The accounting standard required the Group to reclassify a $2.5 million unrealized gain related to available-for-sale securities in accumulated other comprehensive income to retained earnings as a beginning of period cumulative-effect adjustment. As of January 1, 2018, the balance in accumulated comprehensive income related to available-for-sale securities is zero, and gains and losses associated with all equity securities are recognized in investment gains (losses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Retirement Benefit Plans

In March 2017, the FASB issued an Accounting Standards Update (“ASU”) that requires the bifurcation of net periodic pension costs. The service cost component will be presented with other employee compensation costs in operating income, while the other components of net periodic pension costs will be presented separately outside of operations. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Group anticipates the impact to be approximately $5.3 million of other components, excluding service costs, to be recognized outside of operating expenses on an annualized basis.

Statements of Cash Flows

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statements of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The adoption of the new accounting standard did not have a material impact on the Group’s Condensed Consolidated Statements of Cash Flows.

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

Revenue Recognition Policy — Updated January 1, 2018

Revenue is measured and recognized based on the five-step process outlined in US GAAP. Revenue is determined based on the transaction price negotiated with the customer, net of rebates. Management fees, performance fees, shareowner servicing fees and other revenue are derived from providing professional services to manage investment products.

Management fees are earned over time as services are provided and are generally based on a percentage of the market value of assets under management (“AUM”). These fees are calculated as a percentage of either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements.

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

Management fees are primarily received monthly or quarterly, while performance fees are usually received monthly, quarterly or annually by the Group, although the frequency of receipt varies between agreements. Management and performance fee revenue not yet received is recognized within fees and other receivables on the Group’s Condensed Consolidated Balance Sheets.

Shareowner servicing fees are earned for services rendered related to transfer agent and administrative activities performed for investment products. These services are transferred over time and are generally based on a percentage of the market value of AUM.

Other revenue includes distribution and servicing fees earned from U.S. mutual funds associated with mutual fund transfer agent, accounting, shareholder servicing and participant recordkeeping activities. These services are transferred over time and are generally based on a percentage of the market value of AUM.

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

Principal versus Agent

The Group utilizes third-party intermediaries to fulfill certain performance obligations in its revenue agreements. Generally, JHG is deemed to be the principal in these arrangements, because the Group controls the investment management and other related services before they are transferred to customers. Such control is evidenced by the Group’s primary responsibility to customers, the ability to negotiate the third-party contract price and select and direct third-party service providers, or a combination of these factors. Therefore, distribution and service fee revenues and the related third-party distribution and service expenses are reported on a gross basis.

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of June 30, 2018 and December 31, 2017, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Unconsolidated Variable Interest Entities

At June 30, 2018, and December 31, 2017, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs were $3.9 million and $6.2 million, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	June 30,	December 31,
	2018	2017
Investment securities	$21.5	$18.9
Cash and cash equivalents	5.6	5.9
Other current assets	0.2	0.6
Accounts payable and accrued liabilities	(1.5)	(2.2)
Total	25.8	23.2
Redeemable noncontrolling interests in consolidated VREs	(8.4)	(6.6)
JHG’s net interest in consolidated VREs	$17.4	$16.6

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At June 30, 2018, and December 31, 2017, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs were $42.9 million and $50.0 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 3 — Investment Securities

JHG’s investment securities as of June 30, 2018, and December 31, 2017, are summarized as follows (in millions):

	June 30,	December 31,
	2018	2017
Seeded investment products:
Consolidated VIEs	$351.0	$419.7
Consolidated VREs	21.5	18.9
Unconsolidated VIEs and VREs	46.8	56.2
Separate accounts	74.6	75.6
Pooled investment funds	25.9	27.5
Total seeded investment products	519.8	597.9
Investments related to deferred compensation plans	138.5	94.0
Other investments	6.1	8.2
Total investment securities	$664.4	$700.1

All investment securities as of June 30, 2018, and December 31, 2017, are equity securities. Net unrealized losses on investment securities held as of June 30, 2018 and 2017, are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unrealized losses on investment securities held at period end	$(13.6)	$(7.0)	$(21.5)	$(4.5)

Derivative Instruments

JHG maintains an economic hedge program that uses derivative instruments to mitigate against market volatility of certain seeded investments by using index and commodity futures (“futures”), index swaps, total return swaps (“TRSs”) and credit default swaps. Foreign currency exposures associated with the Group’s seeded investment products are also hedged by using foreign currency forward contracts. The Group also has a net investment hedge related to foreign currency translation on hedged seed investments denominated in currencies other than the Group’s functional currency.

JHG was party to the following derivative instruments as of June 30, 2018, and December 31, 2017 (in millions):

	Notional value
	June 30, 2018	December 31, 2017
Futures	$148.3	$190.6
Credit default swaps	145.6	117.5
Index swaps	—	76.7
Total return swaps	88.4	70.3
Foreign currency forward contracts	163.3	118.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income, net of tax, on JHG’s Condensed Consolidated Statements of Comprehensive Income.

The value of the individual derivative contracts is recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets and are immaterial individually and in aggregate.

The Group recognized the following net foreign currency translation gains and losses on hedged seed investments denominated in currencies other than the Group’s functional currency and net gains and losses associated with foreign currency forward contracts under net investment hedge accounting for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Foreign currency translation	$(3.3)	$0.1	$(3.8)	$0.7
Foreign currency forward contracts	3.3	(0.1)	3.8	(0.7)
Total	$—	$—	$—	$—

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Group’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on JHG’s Condensed Consolidated Balance Sheets and are immaterial individually and in aggregate. Gains and losses on these derivative instruments are classified within investment losses, net on JHG’s Condensed Consolidated Statements of Comprehensive Income.

JHG’s consolidated seeded investment products were party to the following derivative instruments as of June 30, 2018, and December 31, 2017 (in millions):

	Notional value
	June 30, 2018	December 31, 2017
Futures	$187.9	$241.2
Contracts for differences	9.5	10.2
Credit default swaps	25.1	15.0
Total return swaps	43.6	36.7
Interest rate swaps	50.6	58.3
Options	93.2	144.3
Swaptions	8.3	2.7
Foreign currency forward contracts	171.8	135.9

As of June 30, 2018, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of June 30, 2018 and December 31, 2017, the notional values of the agreements totaled $3.9 million and $4.0 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of June 30, 2018 and December 31, 2017, the fair value of the credit default swap contracts selling protection was ($0.3) million and $0.1 million, respectively.

Investment Gains (Losses), Net

Investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Seeded investment products	$(12.8)	$(2.1)	$(20.8)	$(0.9)
Fair value movements on derivatives	(4.6)	1.8	2.6	(0.3)
Gain on sale of Volantis	—	10.2	—	10.2
Other	0.8	(0.1)	0.9	(0.1)
Investment gains (losses), net	$(16.6)	$9.8	$(17.3)	$8.9

Cash Flows

Cash flows related to investment securities for the six months ended June 30, 2018 and 2017, are summarized as follows (in millions):

	Six months ended June 30,
	2018		2017
	Purchases and settlements	Sales, settlements and maturities	Purchases and settlements	Sales, settlements and maturities
Investment securities	$(30.9)	58.1	(45.7)	208.5

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of June 30, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents	$310.3	$—	$—	$310.3
Investment securities:
Consolidated VIEs	107.8	211.8	31.4	351.0
Other investment securities	196.1	117.3	—	313.4
Total investment securities	303.9	329.1	31.4	664.4
Seed hedge derivatives	—	6.7	—	6.7
Derivatives in consolidated seeded investment products	—	3.2	—	3.2
Volantis contingent consideration	—	—	7.3	7.3
Total assets	$614.2	$339.0	$38.7	$991.9

Liabilities:
Derivatives in consolidated seeded investment products	$—	$2.9	$—	$2.9
Financial liabilities in consolidated seeded investment products	2.0	—	—	2.0
Seed hedge derivatives	—	1.1	—	1.1
Current portion of long-term debt(1)	—	9.4	—	9.4
Long-term debt(1)	—	308.3	—	308.3
Deferred bonuses	—	—	64.3	64.3
Contingent consideration	—	—	57.3	57.3
Dai-ichi options	—	—	2.1	2.1
Total liabilities	$2.0	$321.7	$123.7	$447.4

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$163.0	$163.0
Intech	—	—	14.8	14.8
Total redeemable noncontrolling interests	$—	$—	$177.8	$177.8

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

Level 2 Fair Value Measurements

JHG’s Level 2 fair value measurements consist mostly of consolidated seeded investment products, derivative instruments and JHG’s long-term debt. The fair value of consolidated seeded investment products is determined by the underlying securities of the product. The fair value of JHG’s long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

Investment Securities

As of June 30, 2018, and December 31, 2017, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

(1)        Carried at amortized cost and disclosed at fair value.

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 assets included within consolidated VIEs as of June 30, 2018, and December 31, 2017, were as follows (in millions):

As of June 30, 2018	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs	$31.4	Discounted	Discount rate	14.0% - 15.0% (14.7)%
		cash flow	EBITDA multiple	11.6 - 19.3 (17.2)
			Price-earnings ratio	30.1 - 61.3 (38.6)

As of December 31, 2017	Fair value	Valuation technique	Significant unobservable inputs	Range (weighted average)
Investment securities of consolidated VIEs	$37.3	Discounted	Discount rate	12.0% - 15.0% (14.3)%
		cash flow	EBITDA multiple	11.6 - 15.1 (14.3)
			Price-earnings ratio	22.6 - 61.3 (52.4)

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial, Kapstream and VelocityShares contingent consideration is summarized below (in millions):

	As of June 30, 2018
	Geneva	Perennial	Kapstream	VelocityShares
Maximum amount payable	$70.0	$44.3	$36.0	$8.0

Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$17.3	$—
Non-current liabilities	20.2	7.7	12.1	—
Total fair value	$20.2	$7.7	$29.4	$—

	As of December 31, 2017
	Geneva	Perennial	Kapstream	VelocityShares
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$18.8	$6.1
Non-current liabilities	19.3	7.0	25.4	—
Total fair value	$19.3	$7.0	$44.2	$6.1

Acquisition of Geneva

The consideration payable on the acquisition of Geneva Capital Management LLC (“Geneva”) in 2014 included two contingent tranches of up to $45.0 million and $25.0 million, payable over seven years.

The fair value of the Geneva contingent consideration is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period and by determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in AUM based on performance and industry trends. No fair value adjustment was necessary in the period ended June 30, 2018.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included contingent consideration payable in 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the remaining contingent consideration period is $5.5 million as of June 30, 2018. In addition, there is a maximum amount of $38.8 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue.

The fair value of the Perennial contingent consideration and earn-out is calculated at each reporting date by forecasting Perennial revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue. No fair value adjustments to the consideration were made during the three and six months ended June 30, 2018.

Acquisition of Kapstream

The outstanding Kapstream Capital Pty Limited (“Kapstream”) contingent cash consideration in respect to the initial acquisition of a 51% controlling interest is payable in the third quarter of 2018 if certain Kapstream AUM reach defined targets. On June 30, 2018, (36 months after acquisition) Kapstream reached defined AUM targets and the Group paid $3.8 million in July of 2018.

The purchase of the remaining 49% had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration is payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. When Kapstream achieves the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018, the first anniversary of the acquisition, Kapstream reached defined revenue targets, and the Group paid $15.3 million in February 2018.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets. No fair value adjustment was necessary during the three and six months ended June 30, 2018.

Acquisition of VelocityShares

JCG’s acquisition of VS Holdings Inc. (“VelocityShares”) in 2014 included contingent consideration. The payment is contingent on certain VelocityShares’ exchange-traded products (“ETPs”) reaching defined net revenue targets. VelocityShares reached defined net revenue targets in November 2017, and the Group paid $3.6 million in January 2018.

The fair value of the VelocityShares contingent consideration is calculated at each reporting date by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period and by determining whether net forecasted ETP revenue targets are achieved. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. Fair value adjustments to the consideration during the three months ended June 30, 2018, resulted in a $2.7 million decrease to the liability which reduced the fair value to nil as of June 30, 2018. The fair value adjustment was recorded to other non-operating income (expenses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of Volantis. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

The fair value of the Volantis contingent consideration is estimated at each reporting date by forecasting revenues over the contingency period of three years. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in AUM based on performance and industry trends. Increases in forecast revenue increase the fair value of the consideration, while decreases in forecast revenue decrease the fair value. The forecasted share of revenues is then discounted back to the valuation date using an 11.8% discount rate. As of June 30, 2018, the fair value of the Volantis contingent consideration was $7.3 million.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in JHG products. The significant unobservable inputs are investment designations and vesting periods.

Dai-ichi Options

As of June 30, 2018, the fair value of the options sold to Dai-ichi Life Holdings Inc. (“Dai-ichi”) was $2.1 million. The fair value was determined using a Black-Scholes option pricing model. The Black-Scholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income (expenses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income.

Redeemable Noncontrolling Interests in Intech

Redeemable noncontrolling interests in Intech Investment Management LLC (“Intech”) are measured at fair value on a quarterly basis or more frequently if events or circumstances indicate that a material change in the fair value of Intech has occurred. The fair value of Intech is determined using a valuation methodology that incorporates observable metrics from publicly traded peer companies as valuation comparables and adjustments related to investment performance and changes in AUM. Changes in fair value are recognized in other non-operating income (expenses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income.

Redeemable Noncontrolling Interests in Consolidated Seeded Investment Products

Redeemable noncontrolling interests are measured at fair value. Their fair values are primarily driven by the fair value of the investments in consolidated funds. The significant unobservable inputs are investment designations. The fair value of redeemable noncontrolling interests may also fluctuate from period to period based on changes in the Group’s relative ownership percentage of seed investments. Changes in fair value are recognized in investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income.

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the three and six months ended June 30, 2018 and 2017, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning of period fair value	$47.2	$43.2	$46.5	$42.7
Balance acquired from the Merger	—	3.0	—	3.0
Additions	—	10.2	—	10.2
Settlements	(1.8)	—	(2.2)	—
Movements recognized in net income	(6.1)	(0.8)	(5.3)	(0.8)
Movements recognized in other comprehensive income	(0.6)	1.8	(0.3)	2.3
End of period fair value	$38.7	$57.4	$38.7	$57.4

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three and six months ended June 30, 2018 and 2017, are as follows (in millions):

	Three months ended June 30,
	2018				2017
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests
Beginning of period fair value	$59.2	$79.5	$4.3	$217.7	$27.3	$54.5	$—	$146.0
Balances acquired from the Merger	—	—	—	—	45.4	—	25.7	42.9
Additions	—	—	—	—	—	—	—	—
Changes in ownership	—	—	—	(32.6)	—	—	—	0.3
Net movement in bonus deferrals	—	(15.2)	—	—	—	(6.1)	—	—
Fair value adjustments	(0.2)	—	(1.9)	(0.2)	1.8	—	1.2	0.3
Unrealized gains (losses)	—	—	—	(6.5)	—	—	—	(16.5)
Amortization of Intech appreciation rights	—	—	—	0.3	—	—	—	0.4
Distributions	—	—	—	(0.3)	—	—	—	(0.1)
Foreign currency translation	(1.7)	—	(0.3)	(0.6)	1.5	1.9	—	(1.3)
End of period fair value	$57.3	$64.3	$2.1	$177.8	$76.0	$50.3	$26.9	$172.0

	Six months ended June 30,
	2018				2017
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests
Beginning of period fair value	$76.6	$64.7	$26.1	$190.3	$25.5	$42.9	$—	$158.0
Balances acquired from the Merger	—	—	—	—	45.4	—	25.7	42.9
Additions	—	—	—	—	—	—	—	—
Changes in ownership	—	—	—	(5.5)	—	—	—	(5.1)
Net movement in bonus deferrals	—	(0.4)	—	—	—	5.0	—	—
Fair value adjustments	1.8	—	(24.7)	0.2	3.3	—	1.2	0.3
Unrealized gains (losses)	—	—	—	(5.4)	—	—	—	(23.8)
Amortization of Intech appreciation rights	—	—	—	(0.6)	—	—	—	0.4
Distributions	(18.8)	—	—	(0.4)	—	—	—	(0.1)
Foreign currency translation	(2.3)	—	0.7	(0.8)	1.8	2.4	—	(0.6)
End of period fair value	$57.3	$64.3	$2.1	$177.8	$76.0	$50.3	$26.9	$172.0

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

Transfers Between Fair Value Levels

The underlying securities of funds and separate accounts may trade on a foreign stock exchange. In some cases, the closing price of such securities may be adjusted to capture the effects of any post-closing activity affecting the markets in which they trade. Security prices are adjusted based on historical impacts for similar post-close activity. These adjustments result in the securities being classified as Level 2 and may also result in the movement of securities between Level 1 and Level 2.

Transfers are recognized at the end of each reporting period. Transfers between Level 1 and Level 2 classifications for the six months ended June 30, 2018 and 2017, are as follows (in millions):

	June 30,
	2018	2017
Transfers from Level 1 to Level 2	$2.9	$—
Transfers from Level 2 to Level 1	$1.4	$—

Note 5 — Goodwill and Intangible Assets

The following table presents movements in intangible assets and goodwill during the period (in millions):

			Foreign
	December 31,		currency		June 30,
	2017	Amortization	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$(20.0)	$—	$2,523.9
Trademarks	381.2	—	(0.3)	—	380.9
Definite-lived intangible assets:
Client relationships	369.4	—	(3.0)	—	366.4
Accumulated amortization	(89.7)	(14.8)	1.3	—	(103.2)
Net intangible assets	$3,204.8	$(14.8)	$(22.0)	$—	$3,168.0

Goodwill	$1,533.9	$—	$(19.9)	$(9.5)	$1,504.5

Transaction with BNP Paribas

On March 31, 2018, the Group and BNP Paribas Securities Services (“BNP Paribas”) completed a transaction transferring JHG’s back-office (including fund administration and fund accounting), middle-office (including portfolio accounting, securities operations and trading operations) and custody functions in the U.S. to BNP Paribas. As part of the transaction, more than 100 JHG employees, based in Denver, Colorado, have transitioned to BNP Paribas, and BNP Paribas became the fund services provider for JHG’s U.S. regulated mutual funds. Gross consideration of $40.0 million received for the transaction resulted in the recognition of a $22.3 million gain in other non-operating income (expenses), net on the Condensed Consolidated Statements of Comprehensive Income. JHG also allocated $9.5 million of goodwill to the transaction, which resulted in a $9.5 million goodwill reduction, disclosed in the disposal column in the table above.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Year ended December 31,	Amount
2018 (remainder of year)	$14.8
2019	29.5
2020	29.5
2021	26.7
2022	18.2
Thereafter	144.5
Total	$263.2

Note 6 — Debt

Debt as of June 30, 2018, and December 31, 2017, consisted of the following (in millions):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$320.6	$308.3	$322.0	$323.4
0.750% Convertible Senior Notes due 2018	9.4	9.4	57.2	57.3
Total debt	330.0	317.7	379.2	380.7
Less: Current portion of long-term debt	9.4	9.4	57.2	57.3
Total long-term debt	$320.6	$308.3	$322.0	$323.4

4.875% Senior Notes Due 2025

The Group’s 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of June 30, 2018, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at June 30, 2018, of $20.6 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2025 Senior Notes.

0.750% Convertible Senior Notes Due 2018

The Group’s 0.750% Convertible Notes due 2018 (“2018 Convertible Notes”) have a principal value of $9.4 million as of June 30, 2018, pay interest at 0.750% semiannually on January 15 and July 15 of each year, and mature on July 15, 2018. The fair value as of June 30, 2018, in the table above represents the fair value of the liability component. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2018 Convertible Notes.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. The 2018 Convertible Notes are convertible from July 1, 2018 to July 15, 2018 (maturity date), regardless of the conversion criteria.

During the three and six months ended June 30, 2018, $0.2 million and $48.1 million of principal was redeemed and settled with cash for a total cash outlay of $0.3 million and $81.9 million, respectively. The difference between the principal redeemed and the cash paid primarily represents the value of the conversion feature. During the period from July 1, 2018 to July 15, 2018, the remaining $9.4 million in principal was redeemed and settled with cash for a total cash outlay of $13.5 million. As of July 15, 2018, the obligations associated with the 2018 Convertible Notes have been settled with cash, and the carrying value was reduced to zero.

Credit Facility

At June 30, 2018, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”); or in relation to any loan in Australian dollars (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At June 30, 2018, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at June 30, 2018, or during the three months ended June 30, 2018. The maturity date of the Credit Facility is February 16, 2023.

Note 7 — Income Taxes

The Group’s effective tax rates for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective tax rate	22.6%	33.6%	22.6%	25.4%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which made broad and complex changes to the U.S. tax code. Among other things, the Act reduced the U.S. federal corporate tax rate to 21%, included new limitations on executive compensation, and implemented a new system of taxation for non-U.S. earnings, including a one-time transition tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries.

As of June 30, 2018, the Group has not completed its accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared or analyzed. Therefore, any amounts recorded are estimates and, as permitted by Staff Accounting Bulletin 118 (“SAB 118”), the Group will continue to assess the impact of the Act and may record adjustments to estimates during the remainder of the year. The final effects of the Act may differ from the Group’s estimates, potentially materially, due to, among other things, changes in interpretation of the Act, or any additional regulatory guidance. The Group expects to complete the accounting for the impact as the analysis is finalized, but in no event later than one year from the enactment date of the Act.

The decrease in the effective tax rates for the three and six months ended June 30, 2018, compared to the same periods in 2017 is primarily due to the lower tax rate in the U.S. subsequent to passage of the rate reduction in the Act and the decrease in non-tax deductible merger costs.

As of June 30, 2018, and December 31, 2017, JHG had $10.1 million and $10.2 million of unrecognized tax benefits held for uncertain tax positions, respectively. JHG estimates that the existing liability for uncertain tax positions could decrease by up to $0.7 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 8 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2018, and December 31, 2017, consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Consolidated seeded investment products	$163.0	$174.9
Intech:
Appreciation rights	10.2	11.0
Founding member ownership interests	4.6	4.4
Total redeemable noncontrolling interests	$177.8	$190.3

Consolidated Seeded Investment Products

Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request. Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in JHG’s relative ownership, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments is redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from the assets of JHG.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,

	2018	2017	2018	2017
Opening balance	$202.9	$146.0	$174.9	$158.0
Balance acquired from the Merger	—	23.2	—	23.2
Changes in market value	(6.7)	(16.2)	(5.6)	(23.5)
Changes in ownership	(32.6)	0.3	(5.5)	(5.1)
Foreign currency translation	(0.6)	(1.1)	(0.8)	(0.4)
Closing balance	$163.0	$152.2	$163.0	$152.2

Intech

Intech ownership interests held by a founding member had an estimated fair value of $4.6 million as of June 30, 2018, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests until his death and has the option to require JHG to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of June 30, 2018, and December 31, 2017, are as follows (in millions):

	June 30,	December 31,
	2018	2017
Nonredeemable noncontrolling interests in:
Seed capital investments	$15.1	$24.9
Intech	13.2	13.3
Total nonredeemable noncontrolling interests	$28.3	$38.2

Note 9 — Long-Term Incentive and Employee Compensation

The Group granted $63.1 million and $173.2 million in long-term incentive awards during the three and six months ended June 30, 2018, respectively, which generally vest and will be recognized on a graded vesting method over a three- or four-year period. The shares underlying certain 2018 grants were purchased on the open market during the three and six months ended June 30, 2018 at a cost of $1.3 million and $82.3 million, respectively.

Note 10 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three and six months ended June 30, 2018 and 2017, include the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$(0.3)	$(0.3)	$(0.6)	$(0.6)
Interest cost	(4.2)	(5.3)	(9.0)	(10.5)
Expected return on plan assets	5.4	6.0	11.5	11.9
Net periodic benefit credit	$0.9	$0.4	$1.9	$0.8

Note 11 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017, are as follows (in millions):

	Three months ended June 30,
	2018			2017
		Retirement			Available-	Retirement
	Foreign	benefit		Foreign	for-sale	benefit
	currency	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(272.4)	$21.0	$(251.4)	$(447.6)	$4.3	$32.1	$(411.2)
Other comprehensive income (loss)	(104.7)	—	(104.7)	51.2	—	—	51.2
Less: other comprehensive loss attributable to noncontrolling interests	0.6	—	0.6	15.9	—	—	15.9
Ending balance	$(376.5)	$21.0	$(355.5)	$(380.5)	$4.3	$32.1	$(344.1)

	Six months ended June 30,
	2018				2017
		Available-	Retirement			Available-	Retirement
	Foreign	for-sale	benefit		Foreign	for-sale	benefit
	currency	securities	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(325.3)	$2.5	$21.0	$(301.8)	$(471.3)	$4.7	$32.1	$(434.5)
Cumulative-effect adjustment	—	(2.5)	—	(2.5)	—	—	—	—
Adjusted beginning balance	(325.3)	—	21.0	(304.3)	(471.3)	4.7	32.1	(434.5)
Other comprehensive income (loss)	(52.0)	—	—	(52.0)	74.5	(0.4)	—	74.1
Less: other comprehensive loss attributable to noncontrolling interests	0.8	—	—	0.8	16.3	—	—	16.3
Ending balance	$(376.5)	$—	$21.0	$(355.5)	$(380.5)	$4.3	$32.1	$(344.1)

On January 1, 2018, the Group adopted the financial instruments accounting standard on a modified retrospective basis. The accounting standard required the Group to reclassify a $2.5 million unrealized gain related to available-for-sale securities in accumulated other comprehensive loss to retained earnings as a beginning of period cumulative-effect adjustment. As of January 1, 2018, the balance in accumulated comprehensive loss related to available-for-sale securities is zero, and gains and losses associated with all equity securities are recognized in investment gains (losses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

The components of other comprehensive income, net of tax for the three and six months ended June 30, 2018 and 2017, are as follows (in millions):

	Three months ended June 30,
	2018			2017
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$(104.7)	$—	$(104.7)	$51.2	$—	$51.2
Total other comprehensive income (loss)	$(104.7)	$—	$(104.7)	$51.2	$—	$51.2

	Six months ended June 30,
	2018			2017
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$(52.0)	$—	$(52.0)	$74.5	$—	$74.5
Net unrealized losses on available-for-sale securities	—	—	—	(0.4)	—	(0.4)
Total other comprehensive income (loss)	$(52.0)	$—	$(52.0)	$74.1	$—	$74.1

Note 12 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2018 and 2017 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to JHG	$140.6	$41.7	$305.8	$84.3
Less: Allocation of earnings to participating stock-based awards	3.8	1.1	7.6	2.0
Net income attributable to JHG common shareholders	$136.8	$40.6	$298.2	$82.3

Weighted-average common shares outstanding - basic	195.8	140.2	195.9	124.6
Dilutive effect of:
2018 Convertible Notes	—	1.6	—	1.6
Non-participating stock-based awards	0.8	2.0	1.3	1.9
Weighted-average common shares outstanding - diluted	196.6	143.8	197.2	128.1

Earnings per share:
Basic	$0.70	$0.29	$1.52	$0.66
Diluted (two class)	$0.70	$0.28	$1.51	$0.64

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Unvested nonparticipating stock awards	0.6	2.3	0.6	1.7
Dai-ichi options	10.0	—	10.0	—

The Dai-Ichi options are anti-dilutive as the exercise price of the options is above the average price of JHG’s stock for the periods presented.

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements.

The following is a summary of cash dividends paid during the three and six months ended June 30, 2018:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.32	February 5, 2018	$63.1	March 2, 2018
$0.36	May 8, 2018	$71.6	June 1, 2018

On July 31, 2018, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on August 24, 2018, to shareholders of record at the close of business on August 13, 2018.

Note 13 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of June 30, 2018, there were no material changes in the commitments and contingencies as reported in JHG’s Annual Report on Form 10-K for the year ended December 31, 2017.

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters.

Richard Pease v. Henderson Administration Limited

The outcome of a court case involving an ex-employee was determined in the first quarter of 2018. The case related to the fees the Group should receive after a fund was transferred to an ex-employee and the ex-employee’s entitlement to deferred and forfeited remuneration. Subject to any successful appeal, the judgment given in the case resulted in the Group recognizing a $12.2 million charge in general, administrative and occupancy on JHG’s Condensed Consolidated Statements of Comprehensive Income after the judge held that the ex-employee’s contract gave him an entitlement to deferred and forfeited remuneration. The amount also represents legal costs relating to the case.

Eisenberg v. Credit Suisse AG and Janus Index, Halbert v. Credit Suisse AG and Janus Index, and Qiu v. Credit Suisse AG and Janus Index

On March 15, 2018, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC (“Janus Index”), a subsidiary of the Group, on behalf of a proposed class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018 and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Index). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs allege Credit Suisse and Janus Index disseminated and/or approved materially false and misleading intraday indicative values for XIV, causing inflated values of XIV at market close on February 5, 2018. On April 17, 2018, a second lawsuit was filed against Janus Index and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Index). On May 4, 2018, a third lawsuit, styled as a class action on behalf of investors who purchased XIV between January 29, 2018 and February 5, 2018, was filed against Janus Index and Credit Suisse AG in the SDNY (Qiu v. Credit Suisse AG and Janus Index). The Halbert and Qiu allegations generally copy the allegations in the Eisenberg case.

The Group believes the claims in these lawsuits are without merit and is strongly defending the actions.

Note 14 — Subsequent Events

On July 31, 2018, the JHG Board of Directors (the “Board’) determined that integration goals are successfully being delivered and that the co-CEO structure has achieved the objectives established at the time of Merger. Accordingly, the Board appointed Richard M. Weil as the sole CEO. In connection with the Board’s decision, JHG will recognize approximately $12 million of severance charges in the third quarter of 2018, including acceleration of long-term incentive compensation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheets of Janus Henderson Group plc and its subsidiaries as of June 30, 2018 and 2017, and the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of changes in equity and of cash flows for the six-month periods ended 30 June, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated 27 February 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We conducted our review in accordance with the standards of the PCAOB.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

London, UK

31 July 2018

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

JHG makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Investor Relations section of JHG’s website (www.janushenderson.com) or by contacting JHG at +44 (0)207 818 5310. The contents of JHG’s website are not incorporated herein for any purpose.

JHG’s Officer Code of Ethics for the Principal Executive Officers and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, and Nominating and Governance committees) are available on the Investor Relations section of JHG’s website (www.janushenderson.com). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JHG’s website.

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

Segment Considerations

JHG is a global asset manager and manages a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the Chief Executive Officer, on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, the Group operates as a single segment investment management business.

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based on a percentage of the market value of assets under management (“AUM”) and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Group’s operating results. Additionally, AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

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

SECOND QUARTER 2018 SUMMARY

Second Quarter 2018 Highlights

•                  Strong investment performance across all time periods, with 69%, 64% and 82% of AUM outperforming benchmarks on a one-, three- and five-year basis, respectively, as of June 30, 2018.

•                  Decrease of AUM to $370.1 billion, down 0.5% from March 31, 2018, due to net outflows and unfavorable foreign currency translation, partially offset by positive markets.

•                  Second quarter 2018 diluted earnings per share of $0.70, or $0.74 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

•                  Integration continues to progress ahead of expectations

•                  Second quarter 2018 dividend of $0.36 per share.

•                  On July 31, 2018, the JHG Board of Directors (the “Board’) determined that integration goals are successfully being delivered and that the co-CEO structure has achieved the objectives established at the time of Merger. Accordingly, the Board appointed Richard M. Weil as the sole CEO. In connection with the Board’s decision, JHG will recognize approximately $12 million of severance charges in the third quarter of 2018, including acceleration of long-term incentive compensation.

•                  Subject to formally appointing a corporate broker, the Board has approved the Group commencing an on-market buyback program in the third quarter of 2018, on a date to be determined and announced by the Group. The Group intends to spend up to $100 million to buy its ordinary shares on the New York Stock Exchange and its CHESS Depositary Interests (CDIs) on the ASX over 12 months. Further information regarding the proposed on-market buyback program will be announced immediately prior to its finalization and formal launch.

Financial Summary

The three month period ended June 30, 2017 includes one month (June) of JCG post-merger activity while the same period in 2018 includes JCG activity for all months in the quarter. This scenario creates significant variances when comparing current year activity to prior year activity. For purposes of the Financial Summary discussions below, the variances due to this scenario will be separately identified and disclosed as “two additional months of JCG”.

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the second quarter of 2018 was $592.4 million, an increase of $195.8 million, or 49%, from the second quarter of 2017. This increase was driven primarily by two additional months of JCG revenues totaling $215.4 million in the second quarter of 2018. Average AUM (excluding JCG) increased by 8% and positively affected management fees during the second quarter of 2018 compared to the same period in 2017. These increases are partially offset by lower performance fees.

Total operating expenses for the second quarter of 2018 were $417.1 million, an increase of $77.2 million, or 23%, compared to operating expenses in the second quarter of 2017. Two additional months of JCG operations contributed $134.1 million to operating expenses in the second quarter of 2018. The remaining decrease is primarily due to deal and integration costs, which were significantly higher in the second quarter of 2017 compared to the second quarter of 2018.

Operating income for the second quarter of 2018 was $175.3 million, an increase of $118.6 million, or 209%, compared to the second quarter of 2017. The Group’s operating margin was 29.6% in the second quarter of 2018 compared to 14.3% in the second quarter of 2017. Two additional months of JCG operations contributed $81.3 million to operating income in the second quarter of 2018.

Net income attributable to JHG in the second quarter of 2018 was $140.6 million, an increase of $98.9 million, or 237%, compared to the same period in 2017. An additional two months of JCG operations contributed $77.5 million to net income attributable to JHG in the second quarter of 2018. Deal and integration costs in the second quarter of 2017 were significantly higher compared to the second quarter of 2017, which contributed to the increase in net income. Other non-operating income (expenses), net (excluding the two additional months for JCG) increased $13.4 million from the second quarter of 2017, primarily due to foreign currency translation.

The Group’s ordinary dividend in respect of the second quarter of 2018 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of June 30, 2018:

Percentage of assets under management outperforming benchmark	1 year	3 years	5 years
Equities	63%	58%	73%
Fixed Income	87%	93%	98%
Quantitative Equities	47%	25%	87%
Multi-Asset	90%	88%	90%
Alternatives	99%	73%	100%
Total Group	69%	64%	82%

Assets Under Management

The Group’s AUM as of June 30, 2018, was $370.1 billion, a decrease of $0.7 billion, or 0.2%, from December 31, 2017, driven primarily by net redemptions of $5.4 billion and unfavorable foreign exchange movements of $4.0 billion due to the strengthening of the U.S. dollar (“USD”), partially offset by positive market movements of $8.7 billion.

JHG’s non-USD AUM is primarily denominated in Great British pound (“GBP”), euro (“EUR”) and Australian dollar (“AUD”). During the three and six months ended June 30, 2018, the USD strengthened against the GBP, the EUR and the AUD. As of June 30, 2018, approximately 35% of the Group’s AUM was non-USD-denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within AUM as JHG is not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $2.4 billion and $4.0 billion as of June 30, 2018 and December 31, 2017, respectively. VelocityShares index product assets not included within AUM totaled $0.7 billion and $0.1 billion as of June 30, 2018 and December 31, 2017, respectively.

Asset and flows by capability for the three and six months ended June 30, 2018 and 2017, are as follows (in billions):

By capability	Closing AUM Dec. 31, 2017	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM June 30, 2018
Equities	$189.7	$18.5	$(21.1)	$(2.6)	$7.8	$(1.6)	$—	$193.3
Fixed Income	80.1	10.2	(11.3)	(1.1)	(0.8)	(1.7)	—	76.5
Quantitative Equities	49.9	2.1	(2.6)	(0.5)	0.8	(0.1)	—	50.1
Multi-Asset	31.6	3.1	(2.6)	0.5	0.7	(0.2)	—	32.6
Alternatives	19.5	2.9	(4.6)	(1.7)	0.2	(0.4)	—	17.6
TOTAL	$370.8	$36.8	$(42.2)	$(5.4)	$8.7	$(4.0)	$—	$370.1

By capability	Closing AUM March 31, 2018	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM June 30, 2018
Equities	$190.7	$8.5	$(9.6)	$(1.1)	$6.6	$(2.9)	$—	$193.3
Fixed Income	80.0	5.0	(5.6)	(0.6)	(0.4)	(2.5)	—	76.5
Quantitative Equities	50.4	0.4	(1.2)	(0.8)	0.7	(0.2)	—	50.1
Multi-Asset	31.8	1.8	(1.3)	0.5	0.9	(0.6)	—	32.6
Alternatives	19.0	1.4	(2.1)	(0.7)	0.2	(0.9)	—	17.6
TOTAL	$371.9	$17.1	$(19.8)	$(2.7)	$8.0	$(7.1)	$—	$370.1

By capability	Closing AUM Dec. 31, 2016(3)	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM June 30, 2017
Equities	$63.6	$12.2	$(12.2)	$—	$7.2	$2.9	$99.7	$173.4
Fixed Income	34.7	6.7	(5.8)	0.9	0.8	2.2	38.6	77.2
Quantitative Equities	—	0.2	(1.7)	(1.5)	0.1	—	48.0	46.6
Multi-Asset	9.0	0.8	(1.3)	(0.5)	0.4	0.5	20.0	29.4
Alternatives	17.4	3.7	(3.5)	0.2	0.3	0.9	(0.5)	18.3
TOTAL	$124.7	$23.6	$(24.5)	$(0.9)	$8.8	$6.5	$205.8	$344.9

By capability	Closing AUM March 31, 2017(3)	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM June 30, 2017
Equities	$66.2	$8.3	$(6.4)	$1.9	$3.5	$2.1	$99.7	$173.4
Fixed Income	36.4	3.6	(3.2)	0.4	0.3	1.5	38.6	77.2
Quantitative Equities	—	0.2	(1.6)	(1.4)	—	—	48.0	46.6
Multi-Asset	9.1	0.7	(1.0)	(0.3)	0.2	0.4	20.0	29.4
Alternatives	17.2	2.3	(1.5)	0.8	0.1	0.7	(0.5)	18.3
TOTAL	$128.9	$15.1	$(13.7)	$1.4	$4.1	$4.7	$205.8	$344.9

(1) Redemptions include the impact of client transfers which could cause a positive balance on occasion.

(2) FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3) AUM as of December 31, 2016 and March 31, 2017 has been reclassified between capabilities following the completion of the Merger.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of June 30, 2018 (in billions):

By client type	Closing AUM June 30, 2018
Intermediary	$162.6
Institutional	144.3
Self-Directed	63.2
Total	$370.1

By client location	Closing AUM June 30, 2018
North America	$194.2
EMEA and Latin America	116.6
Asia-Pacific	59.3
Total	$370.1

Valuation of Assets Under Management

The fair value of AUM is based on the value of the underlying cash and investment securities of the funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Investments including, but not limited to, over the counter derivative contracts, (which are dealt in or through a clearing firm), exchanges or financial institutions will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgment is used to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. The Fair Value Pricing Committee is responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

For certain funds, third-party administrators hold a key role in the collection and validation of prices used in the valuation of the securities. Daily price validation is completed using techniques such as day-on-day tolerance movements, invariant prices, excessive movement checks and intra vendor tolerance checks. The JHG data management team performs oversight of this process and completes annual due diligence on the processes of third-parties.

In other cases, the Group performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant day-to-day price changes require additional research, which may include a review of all news pertaining to the issue and issuer and any corporate actions. All fixed income prices are reviewed by JHG’s fixed income trading desk to incorporate market activity information available to JHG’s traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

JHG leverages the expertise of its fund management teams across the business to cross-invest assets and create value for its clients. Where cross investment occurs, assets and flows are identified and the duplication is removed.

Results of Operations

The three- and six-month periods ended June 30, 2017, include one month (June) of JCG post-merger activity while the same periods in 2018 include JCG activity for all months in the three- and six-month periods. This scenario creates significant variances throughout the Results of Operations when comparing current year activity to prior year activity. For purposes of the Results of Operations discussions below, the variances due to this scenario will be separately identified and disclosed as “the inclusion of JCG”.

Foreign currency translation will impact the expense analysis throughout the Results of Operations section. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three and six months ended June 30, 2018, compared to the same periods in 2017. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the fund.

Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue (in millions):
Management fees	$493.5	$300.0	$996.4	$501.0
Performance fees	13.5	57.7	9.6	72.5
Shareowner servicing fees	31.8	9.9	63.3	9.9
Other revenue	53.6	29.0	110.8	46.2
Total revenue	$592.4	$396.6	$1,180.1	$629.6

Management fees

Management fees increased by $193.5 million, or 65%, during the three months ended June 30, 2018, compared to the same period in 2017 with the inclusion of two months of JCG management fees of $175.3 million as the largest driver. Higher AUM due to favorable markets and foreign currency translation increased management fees by $8.8 million and $10.6 million, during the quarter ended June 30, 2018, compared to the same period in the prior year, respectively.

Management fees increased by $495.4 million, or 99%, during the six-month period ended June 30, 2018, compared to the same period in 2017. The inclusion of five months of JCG management fees of $437.2 million was the primary driver of the increase. Higher AUM due to favorable markets and foreign currency translation also increased management fees by $26.6 million and $31.1 million, during the six-month period ended June 30, 2018, compared to the same period in 2017, respectively.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Performance fees (in millions):
SICAVs	$4.2	$29.6	$5.2	$38.0
UK OEICs & Unit Trusts	4.4	13.7	4.4	16.9
Offshore Absolute Return	1.5	2.0	1.9	4.0
Segregated Mandates	4.4	6.4	6.9	7.3
Investment Trusts	6.7	8.4	6.7	8.4
Mutual Funds	(7.7)	(2.4)	(15.5)	(2.4)
Other	—	—	—	0.3
Total performance fees	$13.5	$57.7	$9.6	$72.5

For the three months ended June 30, 2018, performance fees decreased $44.2 million, or 77%, compared to the same period in 2017. The decrease for the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to a decrease in SICAV and UK OEIC and Unit Trust performance fees due to a decline in performance of several large European equity strategies and absolute return products. The inclusion of two months of JCG net performance fees also contributed $4.7 million to the decrease.

For the six months ended June 30, 2018, performance fees decreased $62.9 million, or 87%, compared to the same period in 2017. The decrease for the six-month period ended June 30, 2018, compared to the same period in 2017, was primarily due to a decrease in SICAV and UK OEICs and Unit Trusts performance fees due to a decline in performance of several large European equity strategies and absolute return products. The inclusion of five months of JCG net performance fees also contributed $9.2 million to the decrease.

Shareowner servicing fees

Shareowner servicing fees is primarily composed of JCG mutual fund servicing fees. The increase for the three-and six-month periods ended June 30, 2018, compared to the same periods in 2017 was primarily due to the inclusion of  two additional months and five additional months of JCG in the three- and six-month periods ended June 30, 2018, respectively.

Other revenue

Other revenue increased by $24.6 million during the three months ended June 30, 2018, compared to the same period in 2017, with the inclusion of an additional two months of JCG distribution and service fee revenue of $23.7 million as the largest driver.

Other revenue increased by $64.6 million during the six months ended June 30, 2018, compared to the same period in 2017, with the inclusion of an additional five months of JCG distribution and service fee revenue of $61.4 million as the largest driver.

Operating Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses (in millions):
Employee compensation and benefits	$151.0	$123.6	$297.7	$194.0
Long-term incentive plans	55.2	47.3	95.2	63.7
Distribution expenses	114.7	72.5	232.0	123.1
Investment administration	11.7	9.7	23.1	19.9
Marketing	9.5	10.1	18.0	13.3
General, administrative and occupancy	59.2	67.3	131.4	92.4
Depreciation and amortization	15.8	9.4	31.2	15.7
Total operating expenses	$417.1	$339.9	$828.6	$522.1

Employee compensation and benefits

During the three-month period ended June 30, 2018, employee compensation and benefits increased $27.4 million compared to the equivalent period in 2017. This increase was primarily driven by the inclusion of two months of JCG, which contributed $52.0 million. Unfavorable foreign currency translation of $2.9 million also adversely affected the three-month period ended June 30, 2018. These increases were partially offset by a $20.5 million decrease in integration costs related to the Merger and an $8.9 million decrease in variable compensation plans due to lower performance fee variable compensation.

During the six-month period ended June 30, 2018, employee compensation and benefits increased $103.7 million compared to the equivalent period in 2017. This increase was primarily driven by the inclusion of five months of JCG, which contributed $131.6 million. Unfavorable foreign currency translation of $13.0 million also adversely affected the six-month period ended June 30, 2018. These increases were partially offset by a $22.6 million decrease in integration costs related to the Merger and a $10.8 million decrease in variable compensation plans mainly due to lower performance fee variable compensation.

Long-term incentive plans

Long-term incentive plans increased by $7.9 million during the three-month period ended June 30, 2018, compared to the equivalent period in 2017. The increase was primarily driven by the inclusion of two months of JCG, which contributed $14.3 million. A $5.5 million increase in deferred equity plan awards as a result of higher deferrals also contributed to the increase, which was partially offset by a $12.2 million decrease in integration costs related to the Merger.

Long-term incentive plans increased by $31.5 million during the six-month period ended June 30, 2018, compared to the equivalent period in 2017. The increase was primarily driven by the inclusion of five months of JCG, which contributed $35.3 million. Unfavorable foreign currency translation of $3.6 million and a $5.5 million increase in deferred equity plan awards as a result of higher deferrals also contributed to the increase. The increase was partially offset by a $12.4 million decrease in integration costs related to the Merger.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. For the three-month period ended June 30, 2018, distribution expenses increased by $42.2 million. The increase was primarily driven by the inclusion of two months of JCG distribution expenses of $41.8 million. Unfavorable foreign currency translation of $2.7 million for the three months ended June 30, 2018, also contributed to the increase in distribution expenses.

For the six-month period ended June 30, 2018, distribution expenses increased by $108.9 million, with the inclusion of five months of JCG distribution expenses of $104.9 million as the primary driver of the increase. Unfavorable foreign currency translation of $5.7 million for the three months ended June 30, 2018, also contributed to the increase in distribution expenses.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased $2.0 million during the three-month period ended June 30, 2018, compared to the same period in 2017. The increase is mostly due to $1.6 million in expenses related to transitioning JHG’s back-office operations to BNP Paribas and unfavorable foreign currency translation of $0.4 million.

Investment administration expenses increased $3.2 million during the six-month period ended June 30, 2018, compared to the same period in 2017. The increase is mostly due to $1.6 million in expenses related to transitioning JHG’s back-office operations to BNP Paribas and unfavorable foreign currency translation of $1.6 million.

Marketing

Marketing expenses for the three-month period ended June 30, 2018, decreased by $0.6 million compared to the same period in 2017. The decrease was primarily driven by a $3.7 million reduction in integration costs related to the Merger, which was partially offset by the inclusion of two additional months of JCG marketing expenses of $3.2 million.

Marketing expenses increased $4.7 million during the six-month period ended June 30, 2018, compared to the same period in 2017. The increase was primarily driven by the inclusion of five months of JCG marketing expenses of $8.0 million, which was partially offset by a decrease of $3.9 million in integration costs related to the Merger.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $8.1 million during the three-month period ended June 30, 2018, compared to the same period in 2017. The decrease was primarily driven by a $32.9 million reduction in integration costs related to the Merger. This decrease was partially offset by the inclusion of two months of JCG expenses of $17.2 million, as well as $3.5 million in research costs related to the Markets in Financial Instruments Directive II (“MiFID II”).

General, administrative and occupancy expenses increased $39.0 million during the six-month period ended June 30, 2018, compared to the same period in 2017. The increase was primarily driven by the inclusion of five months of JCG general, administrative and occupancy expenses of $43.7 million. The outcome of a court case and research costs related to MiFID II increased expenses during the six-month period ended June 30, 2018, by $12.2 million and $7.5 million, respectively. In addition, a SICAV value-added tax refund of $7.3 million recognized during the six months ended June 30, 2017 and unfavorable foreign currency translation of $3.7 million contributed to the year-over-year increase. These increases are partially offset by $38.8 million of deal and integration costs (excluding JCG) related to the Merger recognized in the six-month period ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expenses increased by $6.4 million and $15.5 million for the three- and six-month periods ended June 30, 2018, compared to the same periods in 2017. The increases are primarily due to amortization of intangibles recognized as a result of the Merger.

Non-Operating Income and Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-operating income and expenses (in millions):
Interest expense	$(3.9)	$(2.0)	$(7.7)	$(3.1)
Investment gains (losses), net	$(16.6)	$9.8	$(17.3)	$8.9
Other non-operating income (expenses), net	$13.9	$(2.0)	$52.8	$(0.7)

Interest expense

Interest expense increased by $1.9 million and $4.6 million for the three and six months ended June 30, 2018, respectively, compared to the equivalent periods in 2017. The increase is primarily due to the inclusion of interest on the 0.750% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) and the 4.875% Senior Notes due 2025 (“2025 Senior Notes”) as a result of the Merger.

Investment gains (losses), net

The components of investment gains (losses), net for the three and six months ended June 30, 2018 and 2017, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment gains (losses), net (in millions):
Losses on investment securities and derivatives, net	$(17.4)	$(0.3)	$(18.2)	$(1.2)
Gain on sale of Volantis	—	10.2	—	10.2
Other	0.8	(0.1)	0.9	(0.1)
Investment gains (losses), net	$(16.6)	$9.8	$(17.3)	$8.9

Investment gains (losses), net moved unfavorably by $26.4 million and $26.2 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to fair value adjustments in relation to the Group’s consolidated VIEs and other seeded investment products. The $10.2 million gain recognized on the sale of Volantis in 2017 also contributed to the quarter-over-quarter and year-over-year unfavorable change.

Other non-operating income (expenses), net

Other non-operating income (expenses), net increased $15.9 million during the three months ended June 30, 2018, compared to the same period in 2017 primarily due to favorable foreign currency translation of $9.1 million. Fair value adjustments related to the Dai-ichi options also contributed to the increase. The fair value of the Dai-ichi options decreased $1.9 million during the three-month period ended June 30, 2018, primarily due to time decay. The exercise period of the options extends to October 3, 2018.

Other non-operating income (expenses), net increased $53.5 million during the six months ended June 30, 2018, compared to the same period in 2017. Fair value adjustments related to the Dai-ichi options contributed to the increase. The fair value of the Dai-ichi options decreased $24.7 million during the six-month period ended June 30, 2018, primarily due to a decrease in JHG’s stock price and time decay. The increase was also due to a $22.3 million gain recognized during the six months ended June 30, 2018 on the disposal of the Group’s back-office, middle-office and custody functions in the U.S.

Income tax provision

The Group’s effective tax rates for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective tax rate	22.6%	33.6%	22.6%	25.4%

The decrease in the effective tax rates for the three and six months ended June 30, 2018, compared to the same periods in 2017 is primarily due to the lower tax rate in the U.S. subsequent to passage of the rate reduction in the Tax Cuts and Jobs Act effective for 2018 and the decrease in non-tax deductible merger costs.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, in the opinion of JHG management, the profitability of the Group and its ongoing operations is best evaluated using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three-month period ended June 30, 2018 (in millions, except per share and operating margin data):

Three months ended June 30, 2018
Reconciliation of revenue to adjusted revenue
Revenue	$592.4
Distribution expenses(1)	(114.7)
Adjusted revenue	$477.7

Reconciliation of operating income to adjusted operating income
Operating income	$175.3
Employee compensation and benefits(2)	6.0
Long-term incentive plans(2)	0.7
Investment administration(2)	0.7
Marketing(2)	(0.2)
General, administrative and occupancy(2)	1.5
Depreciation and amortization(3)	7.4
Adjusted operating income	$191.4

Operating margin(4)	29.6%
Adjusted operating margin(5)	40.1%

Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$140.6
Employee compensation and benefits(2)	6.0
Long-term incentive plans(2)	0.7
Investment administration(2)	0.7
Marketing(2)	(0.2)
General, administrative and occupancy(2)	1.5
Depreciation and amortization(3)	7.4
Interest expense(6)	0.7
Other non-operating income (expenses), net(6)	(4.0)
Income tax provision(7)	(3.5)
Adjusted net income attributable to JHG	149.9
Less: allocation of earnings to participating stock-based awards	(4.1)
Adjusted net income attributable to JHG common shareholders	$145.8

Weighted-average common shares outstanding - diluted (two class)	196.6
Diluted earnings per share (two class)(8)	$0.70
Adjusted diluted earnings per share (two class)(9)	$0.74

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

Quarterly analysis

The following provides analysis of the Group’s adjusted revenue and adjusted operating expense for the three-month period ended June 30, 2018, as compared to pro forma adjusted revenue and adjusted operating expense for the three-month period ended June 30, 2017 (in millions). Pro forma adjusted figures for the second quarter of 2017 assume the Merger had occurred on January 1, 2017.

	Three months ended June 30, 2018	Pro forma three months ended June 30, 2017
Adjusted revenue	$477.7	$482.2
Adjusted operating expense	$286.3	$282.7

Adjusted revenue decreased $4.5 million, or 1%, due largely to lower performance fees and an increase in distribution expenses. Adjusted operating expenses increased $3.6 million, or 1%. There were no significant movements contributing to the variance in operating expenses.

The following is a reconciliation of revenue and operating expense to adjusted revenue and adjusted operating expense, respectively, for the three months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30, 2018	Pro forma three months ended June 30, 2017
Reconciliation of revenue to adjusted revenue
Revenue	$592.4	$593.8
Distribution expenses(1)	(114.7)	(111.6)
Adjusted revenue	$477.7	$482.2

Reconciliation of operating expense to adjusted operating expense
Operating expense	$417.1	$505.3
Employee compensation and benefits(2)	(6.0)	(25.4)
Long-term incentive plans(2)	(0.7)	(13.2)
Distribution expenses(1)	(114.7)	(111.6)
Investment administration(2)	(0.7)	—
Marketing(2)	0.2	(14.4)
General, administrative and occupancy(2)	(1.5)	(50.2)
Depreciation and amortization(3)	(7.4)	(7.8)
Adjusted operating expense	$286.3	$282.7

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

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of June 30, 2018, and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents held by the Group	$664.2	$754.2
Fees and other receivables	$335.7	$419.6
Investment securities held by the Group	$291.9	$261.5
Debt	$330.0	$379.2

Cash and cash equivalents consist primarily of cash at banks and in money market funds. Cash and cash equivalents and investment securities held by consolidated VIEs and VREs are not available for general corporate purposes and have been excluded from the table above.

Investment securities held by the Group represents seeded investment products (exclusive of investments held by consolidated VIEs and VREs), investments related to deferred compensation plans and other less significant investments.

The Group believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, 2018 Convertible Notes principal, interest and redemption payments, dividend payments, income tax payments, contingent consideration payments, defined benefit pension plan contributions, integration costs in relation to the Merger and common stock repurchases. JHG may also use available cash for other general corporate purposes and acquisitions.

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA-supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £325.8 million ($430.3 million), resulting in capital above the regulatory group’s regulatory requirement of £69.8 million ($92.2 million) as of June 30, 2018, based on internal calculations and excluding unaudited current year profits. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Convertible Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed the obligations of JCG under its 2018 Convertible Notes, which pay interest at 0.750% semiannually on January 15 and July 15 of each year and mature on July 15, 2018.

Holders of the 2018 Convertible Notes may convert the notes during a particular calendar quarter if the last reported sale price of JHG’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding quarter. The 2018 Convertible Notes are convertible from July 1, 2018 to July 15, 2018 (maturity date), regardless of the conversion criteria.

During the three and six months ended June 30, 2018, $0.2 million and $48.1 million of principal was redeemed and settled with cash for a total cash outlay of $0.3 million and $81.9 million, respectively. The difference between the principal redeemed and the cash paid primarily represents the value of the conversion feature. During the period from July 1, 2018 to July 15, 2018, an additional $9.4 million in principal was redeemed and settled with cash for a total cash outlay of $13.5 million. As of July 15, 2018, the obligations associated with the 2018 Convertible Notes have been settled with cash and the carrying value was reduced to zero.

Options Sold to Dai-Ichi

As of June 30, 2018, the fair value of the options sold to Dai-ichi was $2.1 million. The fair value was determined using a Black-Scholes option pricing model. The Black-Scholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income (expenses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income. The exercise period of the options extends to October 3, 2018.

Common Stock Repurchases

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on market or by the issue of ordinary shares.

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on-market purchases of up to 10% of the issued share capital of the Group. The Group did not make any on-market or off-market share purchases during the six months ended June 30, 2018, in connection with any share buyback program and as of the date of this report, there were no current on-market or off-market buybacks of the Group’s securities. Subject to formally appointing a corporate broker, the Board has approved the Group commencing an on-market buyback program in the third quarter of 2018, on a date to be determined and announced by the Group. The Group intends to spend up to $100 million to buy its ordinary shares on the New York Stock Exchange and its CHESS Depositary Interests (CDIs) on the ASX over 12 months. Further information regarding the proposed on-market buyback program will be announced immediately prior to its finalization and formal launch.

Dividends

The payment of cash dividends is within the discretion of the Group’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the six months ended June 30, 2018, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.32	February 5, 2018	$63.1	March 2, 2018
$0.36	May 8, 2018	$71.6	June 1, 2018

On July 31, 2018, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on August 24, 2018, to shareholders of record at the close of business on August 13, 2018.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of June 30, 2018, include principal and interest payments related to the 2025 Senior Notes, operating and capital lease payments, defined benefit pension plan contributions, Perkins and Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech non-controlling interests and contingent consideration related to the acquisitions of Geneva, Perennial, VelocityShares and Kapstream. JHG expects to fund its long-term commitments with existing cash, with cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

Upon closing of the Merger, JHG fully and unconditionally guaranteed JCG’s obligations under its 2025 Senior Notes. The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Perkins Senior Profits Interests Awards

On November 18, 2013, Perkins granted senior profits interests awards designed to retain and incentivize key employees to grow the business. These awards fully vest on December 31, 2018, with the holders entitled to a total of 10% of Perkins’ annual taxable income. The entitlement to a percentage of Perkins’ annual taxable income over the vesting period is tiered and starts at 2% in 2015 and increases 2% each year thereafter until reaching 10% in 2019 after fully vesting on December 31, 2018. In addition, these awards have a formula-driven terminal value based on Perkins’ revenue. JHG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JHG to purchase the interests in exchange for the then-applicable formula price on December 31, 2018. The senior profits interests awards are also subject to termination at premiums or discounts to the formula at the option of JHG or certain employees, as applicable, upon certain corporate- or employment-related events affecting Perkins or certain employees.

Intech

Intech ownership interests held by a founding member, representing approximately 1.1% aggregate ownership of Intech, provide this founding member with an entitlement to retain his remaining Intech interest until his death and provide the option to require JHG to purchase the ownership interests of Intech at fair value.

Intech has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. The grant date fair value of the appreciation rights is being amortized on a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.12% of Intech’s pre-incentive profits.

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial, Kapstream and VelocityShares contingent consideration is summarized below (in millions):

	As of June 30, 2018
	Geneva	Perennial	Kapstream	VelocityShares
Maximum amount payable	$70.0	$44.3	$36.0	$8.0

Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$17.3	$—
Non-current liabilities	20.2	7.7	12.1	—
Total fair value	$20.2	$7.7	$29.4	$—

	As of December 31, 2017
	Geneva	Perennial	Kapstream	VelocityShares
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$18.8	$6.1
Non-current liabilities	19.3	7.0	25.4	—
Total fair value	$19.3	$7.0	$44.2	$6.1

Acquisition of Geneva

The consideration payable on the acquisition of Geneva in 2014 included two contingent tranches of up to $45.0 million and $25.0 million, payable over seven years.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial included contingent consideration payable in 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the remaining contingent consideration period is $5.5 million as of June 30, 2018. In addition, there is a maximum amount of $38.8 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue.

Acquisition of Kapstream

The outstanding Kapstream contingent cash consideration in respect to the initial acquisition of a 51% controlling interest is payable in the third quarter of 2018 if certain Kapstream AUM reach defined targets. On June 30, 2018 (36 months after acquisition) Kapstream reached defined AUM targets and the Group paid $3.8 million in July 2018.

The purchase of the remaining 49% had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration is payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. Upon achieving the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018, the first anniversary of the acquisition, Kapstream reached defined revenue targets and the Group paid $15.3 million in February 2018.

Acquisition of VelocityShares

JCG’s acquisition of VelocityShares in 2014 included contingent consideration. The payment is contingent on certain VelocityShares’ exchange-traded products (“ETPs”) reaching defined net revenue targets. VelocityShares reached defined net revenue targets in November 2017, and the Group paid $3.6 million in January 2018.

For additional details of the contingent consideration, please refer to Note 4 — Fair Value Measurements.

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a deficit on a technical provisions basis of £29.0 million ($38.3 million). The Group agreed with the trustees of the plan to make contributions of £8.4 million ($11.1 million) per year for four years beginning in 2017 to recover the deficit.

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

Other Sources of Liquidity

At June 30, 2018, JHG had a $200 million unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of February 16, 2022, with two one-year extension options that could be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively. JHG exercised its option on the first anniversary date of the agreement to extend the maturity date by one year; the revised maturity date of the Credit Facility is February 16, 2023.

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

Cash Flows

A summary of cash flow data for the six months ended June 30, 2018 and 2017, is as follows (in millions):

	Six months ended June 30,
	2018	2017
Cash flows provided by (used for):
Operating activities	$180.9	$61.6
Investing activities	56.0	564.3
Financing activities	(306.6)	(277.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(20.7)	12.4
Net change in cash and cash equivalents	(90.4)	360.5
Cash balance at beginning of period	794.2	323.2
Cash balance at end of period	$703.8	$683.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2018 and 2017, is as follows (in millions):

	Six months ended June 30,
	2018	2017
Purchases and sales of investment securities, net	$43.9	$14.0
Purchase and sales of securities by consolidated investment products, net	(16.7)	148.8
Purchase of property, equipment and software	(11.3)	(8.4)
Cash acquired from acquisition	—	417.2
Proceeds from BNP Paribas transaction	36.5	—
Cash received (paid) on settled hedges, net	3.6	(7.3)
Cash provided by investing activities	$56.0	$564.3

Cash inflows from investing activities were $56.0 million and $564.3 million during the six months ended June 30, 2018 and 2017, respectively. Cash provided by investing activities during the six months ended June 30, 2018, was primarily due to proceeds received from the BNP Paribas transaction and net sales of investment securities.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2018 and 2017, is as follows (in millions):

	Six months ended June 30,
	2018	2017
Dividends paid to shareholders	$(134.7)	$(128.6)
Repayment of long-term debt	(81.9)	—
Third-party sales (redemptions) in consolidated seeded investment products, net	16.7	(148.8)
Purchase of common stock for stock-based compensation plans	(84.1)	(39.1)
Payment of contingent consideration	(18.8)	—
Proceeds from issuance of option	—	25.7
Proceeds from settlement of convertible note hedge	—	59.3
Settlement of stock warrant	—	(47.8)
Other financing activities	(3.8)	1.5
Cash used for financing activities	$(306.6)	$(277.8)

Cash outflows from financing activities were $306.6 million and $277.8 million in the six months ended June 30, 2018 and 2017, respectively. Cash outflows during the six months ending June 30, 2018, were primarily due to dividends paid to shareholders, repayment of a portion of the 2018 Convertible Notes and the purchase of common stock for stock-based compensation awards.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The Group has had no material changes in its exposures to market risks from that previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.        Controls and Procedures

As of June 30, 2018, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, JHG’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on-market or by the issue of ordinary shares. The following table presents JHG ordinary shares purchased on-market by month during the six months ended June 30, 2018, in satisfaction of employee awards and entitlements.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the programs (end of month)
January	5,783	$41.00	—	—
February	1,130,501	35.74	—	—
March	1,196,671	34.37	—	—
April	13,007	32.47	—	—
May	39,207	31.97	—	—
June	2,747	32.16	—	—
Total	2,387,916	$34.99	—

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on-market purchases of up to 10% of the issued share capital of the Group. The Group did not make any on-market or off-market share purchases during the three months ended June 30, 2018, in connection with any share buyback program and as of the date of this report, there were no current on-market or off-market buybacks of the Group’s securities. Subject to formally appointing a corporate broker, the Board has approved the Group commencing an on-market buyback program in the third quarter of 2018, on a date to be determined and announced by the Group. The Group intends to spend up to $100 million to buy its ordinary shares on the New York Stock Exchange and its CHESS Depositary Interests (CDIs) on the ASX over 12 months. Further information regarding the proposed on-market buyback program will be announced immediately prior to its finalization and formal launch.

Items 3, 4 and 5.

Not applicable.

Item 6.        Exhibits

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Insurance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

JANUS HENDERSON GROUP plc

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2018

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)