Form 10-Q
period 2018-09-30
JANUS HENDERSON GROUP PLC
filed 2018-11-01
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 198,632,634 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$754.8	$760.1
Investment securities	310.3	280.4
Fees and other receivables	333.3	419.6
OEIC and unit trust receivables	174.4	239.9
Assets of consolidated VIEs:
Cash and cash equivalents	41.3	34.1
Investment securities	303.9	419.7
Other current assets	10.0	12.9
Other current assets	68.4	75.9
Total current assets	1,996.4	2,242.6

Non-current assets:
Property, equipment and software, net	65.0	70.6
Intangible assets, net	3,146.2	3,204.8
Goodwill	1,495.1	1,533.9
Retirement benefit asset, net	204.9	199.3
Other non-current assets	15.9	21.5
Total assets	$6,923.5	$7,272.7

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$220.9	$292.9
Current portion of accrued compensation, benefits and staff costs	287.1	398.7
Current portion of long-term debt	—	57.2
OEIC and unit trust payables	166.7	234.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	15.0	21.5
Total current liabilities	689.7	1,005.1

Non-current liabilities:
Accrued compensation, benefits and staff costs	48.2	23.0
Long-term debt	319.8	322.0
Deferred tax liabilities, net	744.8	752.6
Retirement benefit obligations, net	4.5	4.6
Other non-current liabilities	78.8	99.6
Total liabilities	1,885.8	2,206.9

Commitments and contingencies (See Note 13)

REDEEMABLE NONCONTROLLING INTERESTS	139.2	190.3

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 198,632,634 and 200,406,138 shares issued and outstanding, respectively)	297.9	300.6
Additional paid-in-capital	3,800.1	3,842.9
Treasury shares (4,534,011 and 4,071,284 shares held, respectively)	(171.2)	(155.8)
Accumulated other comprehensive loss, net of tax	(377.8)	(301.8)
Retained earnings	1,322.9	1,151.4
Total shareholders’ equity	4,871.9	4,837.3
Nonredeemable noncontrolling interests	26.6	38.2
Total equity	4,898.5	4,875.5
Total liabilities, redeemable noncontrolling interests and equity	$6,923.5	$7,272.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Management fees	$498.7	$481.8	$1,495.1	$982.8
Performance fees	(6.0)	(2.1)	3.6	70.4
Shareowner servicing fees	33.1	30.2	96.4	40.1
Other revenue	55.4	57.0	166.2	103.2
Total revenue	581.2	566.9	1,761.3	1,196.5

Operating expenses:
Employee compensation and benefits	159.5	176.7	457.2	370.7
Long-term incentive plans	61.1	50.9	156.3	114.6
Distribution expenses	112.3	112.3	344.3	235.4
Investment administration	12.2	11.7	35.3	31.6
Marketing	7.1	8.1	25.1	21.4
General, administrative and occupancy	59.9	54.2	191.3	146.6
Depreciation and amortization	20.8	14.8	52.0	30.5
Total operating expenses	432.9	428.7	1,261.5	950.8

Operating income	148.3	138.2	499.8	245.7

Interest expense	(4.0)	(4.7)	(11.7)	(7.8)
Investment gains (losses), net	(8.3)	6.1	(25.6)	15.0
Other non-operating income, net	2.3	8.7	55.1	8.0
Income before taxes	138.3	148.3	517.6	260.9
Income tax provision	(33.2)	(46.1)	(118.8)	(74.6)
Net income	105.1	102.2	398.8	186.3
Net loss (income) attributable to noncontrolling interests	6.1	(2.7)	18.2	(2.5)
Net income attributable to JHG	$111.2	$99.5	$417.0	$183.8

Earnings per share attributable to JHG common shareholders:
Basic	$0.55	$0.49	$2.08	$1.20
Diluted	$0.55	$0.49	$2.07	$1.19

Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	$(22.6)	$41.6	$(74.6)	$116.1
Net unrealized gains (losses) on available-for-sale securities	—	0.2	—	(0.2)
Other comprehensive income (loss), net of tax	(22.6)	41.8	(74.6)	115.9
Other comprehensive loss attributable to noncontrolling interests	0.3	2.8	1.1	19.1
Other comprehensive income (loss) attributable to JHG	$(22.3)	$44.6	$(73.5)	$135.0

Total comprehensive income	$82.5	$144.0	$324.2	$302.2
Total comprehensive loss attributable to noncontrolling interests	6.4	0.1	19.3	16.6
Total comprehensive income attributable to JHG	$88.9	$144.1	$343.5	$318.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS PROVIDED BY (USED FOR):

Operating activities:
Net income	$398.8	$186.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.0	30.5
Stock-based compensation plan expense	64.5	57.3
Investment (gains) losses, net	25.6	(15.0)
Gain from BNP Paribas transaction	(22.3)	—
Dai-ichi option fair value adjustments	(26.8)	—
Contributions to pension plans in excess of costs recognized	(13.2)	(14.7)
Other, net	(2.6)	(5.1)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(2.6)	(4.8)
Other assets	109.9	(88.1)
Other accruals and liabilities	(155.8)	71.8
Net operating activities	427.5	218.2
Investing activities:
Cash acquired from acquisition	—	417.2
Proceeds from (purchases of):
Property, equipment and software	(17.6)	(9.1)
Investment securities, net	38.1	102.6
Investment securities by consolidated seeded investment products, net	25.6	23.9
Proceeds from BNP Paribas transaction, net	36.5	—
Dividends received from equity-method investments	—	0.2
Net cash received (paid) on settled hedges	1.0	(16.3)
Proceeds from sale of Volantis	4.3	0.5
Net investing activities	87.9	519.0
Financing activities:
Proceeds from settlement of convertible note hedge	—	59.3
Settlement of stock warrant	—	(47.8)
Proceeds from issuance of option	—	25.7
Proceeds from stock-based compensation plans	0.4	2.4
Purchase of common stock for stock-based compensation plans	(85.2)	(44.3)
Purchase of common stock for share buyback program	(49.9)	—
Dividends paid to shareholders	(205.9)	(192.3)
Repayment of long-term debt	(95.3)	(50.2)
Payment of contingent consideration	(22.8)	—
Distributions to noncontrolling interests	(3.6)	(0.8)
Third-party redemptions in consolidated seeded investment products, net	(25.6)	(122.7)
Principal payments under capital lease obligations	(1.1)	(0.4)
Net financing activities	(489.0)	(371.1)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(24.5)	10.4
Net change	1.9	376.5
At beginning of period	794.2	323.2
At end of period	$796.1	$699.7

Supplemental cash flow information:
Cash paid for interest	$14.8	$8.0
Cash paid for income taxes, net of refunds	$143.9	$55.7

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$754.8	$650.1
Cash and cash equivalents held in consolidated VIEs	41.3	49.6
Total cash and cash equivalents	$796.1	$699.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number	Common	paid-in-	Treasury	comprehensive	Retained	noncontrolling	Total
	of shares	stock	capital	shares	loss	earnings	interests	equity
Balance at December 31, 2016	1,131.8	$234.4	$1,237.9	$(155.1)	$(434.5)	$764.8	$44.8	$1,692.3
Share consolidation	(1,018.6)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	183.8	1.6	185.4
Other comprehensive income (loss)	—	—	—	—	135.0	—	(19.1)	115.9
Dividends paid to shareholders	—	—	—	—	—	(192.3)	—	(192.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Fair value adjustments to Intech redeemable noncontrolling interests	—	—	—	—	—	(0.2)	—	(0.2)
Derivative instruments acquired on acquisition	—	—	31.4	—	—	—	—	31.4
Noncontrolling interests recognized on acquisition	—	—	—	—	—	—	16.5	16.5
Redemptions of convertible debt and settlement of derivative instruments	—	—	(6.4)	—	—	—	—	(6.4)
Tax impact of convertible debt redemptions and settlement of derivative instruments	—	—	(5.7)	—	—	—	—	(5.7)
Purchase of common stock for stock-based compensation plans	—	—	—	(44.3)	—	—	—	(44.3)
Issuance of common stock	87.2	130.8	2,551.2	—	—	—	—	2,682.0
Redenomination and reduction of par value of stock	—	(64.6)	64.6	—	—	—	—	—
Acquisition adjustment in relation to unvested awards	—	—	(81.3)	—	—	—	—	(81.3)
Vesting of stock-based compensation plans	—	—	(17.8)	40.2	—	(22.4)	—	—
Stock-based compensation plan expense	—	—	47.4	—	—	9.9	—	57.3
Proceeds from stock-based compensation plans	—	—	2.4	—	—	—	—	2.4
Balance at September 30, 2017	200.4	$300.6	$3,823.7	$(159.2)	$(299.5)	$743.6	$43.2	$4,452.4

Balance at December 31, 2017	200.4	$300.6	$3,842.9	$(155.8)	$(301.8)	$1,151.4	$38.2	$4,875.5
Cumulative-effect adjustment	—	—	—	—	(2.5)	2.7	—	0.2
Balance at December 31, 2017 - Adjusted	200.4	$300.6	$3,842.9	$(155.8)	$(304.3)	$1,154.1	$38.2	$4,875.7
Net income	—	—	—	—	—	417.0	(8.4)	408.6
Other comprehensive loss	—	—	—	—	(73.5)	—	—	(73.5)
Dividends paid to shareholders	—	—	0.1	—	—	(201.1)	—	(201.0)
Share buyback program	(1.8)	(2.7)	—	—	—	(47.2)	—	(49.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.2)	(3.2)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.1	—	0.1
Redemptions of convertible debt	—	—	(38.0)	—	—	—	—	(38.0)
Purchase of common stock for stock-based compensation plans	—	—	(37.3)	(47.9)	—	—	—	(85.2)
Vesting of stock-based compensation plans	—	—	(32.5)	32.5	—	—	—	—
Stock-based compensation plan expense	—	—	64.5	—	—	—	—	64.5
Proceeds from stock-based compensation plans	—	—	0.4	—	—	—	—	0.4
Balance at September 30, 2018	198.6	$297.9	$3,800.1	$(171.2)	$(377.8)	$1,322.9	$26.6	$4,898.5

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

Recent Accounting Pronouncements Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard. The standard’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The revenue standard became effective on January 1, 2018.

In March 2016, the FASB issued an amendment to its principal-versus-agent guidance in the FASB’s new revenue standard. The key provisions of the amendment are assessing the nature of the entity’s promise to the customer, identifying the specified goods or services, and applying the control principle and indicators of control. The amendment became effective on January 1, 2018. In addition, entities are required to adopt the amendment by using the same transition method they used to adopt the new revenue standard.

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

The adoption of the standard increased management fees, other revenue and distribution expenses on the Group’s Condensed Consolidated Statements of Comprehensive Income as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Increase in:
Management fees	$4.7	$4.1	$12.8	$11.6
Other revenue	$26.2	$25.4	$77.7	$33.2
Distribution expenses	$30.9	$29.5	$90.5	$44.8

The adoption of the standard did not have an impact to net income attributable to JHG on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Financial Instruments

In January 2016, the FASB issued amendments to its financial instruments standard, including changes relating to the accounting for equity investments and the presentation and disclosure requirements for financial instruments. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amended guidance also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market value) and form of financial asset (e.g., loans, securities). The standard became effective on January 1, 2018.

On January 1, 2018, the Group adopted the financial instruments accounting standard on a modified retrospective basis. The accounting standard required the Group to reclassify a $2.5 million unrealized gain related to available-for-sale securities in accumulated other comprehensive loss to retained earnings as a beginning of period cumulative-effect adjustment. As of January 1, 2018, the balance in accumulated other comprehensive loss related to available-for-sale securities is zero, and gains and losses associated with all equity securities are recognized in investment gains (losses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Retirement Benefit Plans

In March 2017, the FASB issued an Accounting Standards Update (“ASU”) that requires the bifurcation of net periodic pension costs. The service cost component will be presented with other employee compensation costs in operating income, while the other components of net periodic pension costs will be presented separately outside of operations. The guidance became effective on January 1, 2018. The impact to other components of net periodic pension costs (presented separately outside of operating expenses) for the nine months ended September 30, 2018 was $4.7 million.

Statements of Cash Flows

In August 2016, the FASB issued an ASU to clarify guidance on the classification of certain cash receipts and cash payments in the statements of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU became effective on January 1, 2018. The adoption of the new accounting standard did not have a material impact on the Group’s Condensed Consolidated Statements of Cash Flows.

Fair Value Measurement Disclosures

In August 2018, the FASB issued an ASU in order to modify the disclosure requirements on fair value measurements. The ASU provides for the removal of disclosure requirements related to (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfer between levels and (3) the valuation processes for Level 3 fair value measurements. The ASU modifies disclosure requirements to report liquidation events for investments in entities that calculate net asset value. The ASU also adds requirements related to unrealized gains and losses included in other comprehensive income, and requirements related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

The ASU is effective January 1, 2020, and allows for early adoption of the disclosure removals and modifications separate from the additions. The Group early adopted the removal and modification provisions effective September 30, 2018, has removed its disclosures related to Level 1 and Level 2 transfers. The Group is currently evaluating the impact of adopting the disclosure additions.

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

The Group is evaluating the effect of adopting this new accounting standard and has focused its efforts on determining the impact of the guidance on its property leases. The Group’s property leases represent the vast majority of its lease commitments, with office spaces in Denver and London representing a significant portion of its property. The Group will adopt the guidance as of January 1, 2019, using the modified retrospective approach. Comparative prior periods will not be adjusted upon adoption, and the Group will utilize the practical expedients available under the guidance. Specifically, the Group will not (1) reassess existing contracts for embedded leases, (2) reassess existing lease agreements for finance or operating classification, and (3) reassess existing lease agreements in consideration of initial direct costs. Although subject to further analysis, the Group anticipates recording right of use assets of approximately $180 million upon adoption of the guidance and a corresponding lease liability of approximately the same amount.

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

Retirement Benefit Plans

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension plans. The ASU removes, adds and clarifies a number of disclosure requirements related to sponsored benefit plans. The standard is effective January 1, 2021, for calendar year-end companies, and early adoption is permitted. The Group is evaluating the effect of adopting this new accounting standard.

Implementation Costs — Cloud Computing Arrangements

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies, and for the interim periods within those years. Early adoption is permitted. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. The Group is evaluating the effect of adopting this new accounting standard.

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

Principal versus Agent

The Group utilizes third-party intermediaries to fulfill certain performance obligations in its revenue agreements. Generally, JHG is deemed to be the principal in these arrangements because the Group controls the investment management and other related services before they are transferred to customers. Such control is evidenced by the Group’s primary responsibility to customers, the ability to negotiate the third-party contract price and select and direct third-party service providers, or a combination of these factors. Therefore, distribution and service fee revenues and the related third-party distribution and service expenses are reported on a gross basis.

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of September 30, 2018, and December 31, 2017, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Unconsolidated Variable Interest Entities

At September 30, 2018, and December 31, 2017, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs were $3.7 million and $6.2 million, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	September 30,	December 31,
	2018	2017
Investment securities	$17.9	$18.9
Cash and cash equivalents	0.5	5.9
Other current assets	0.2	0.6
Accounts payable and accrued liabilities	(0.3)	(2.2)
Total	18.3	23.2
Redeemable noncontrolling interests in consolidated VREs	(7.6)	(6.6)
JHG’s net interest in consolidated VREs	$10.7	$16.6

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At September 30, 2018, and December 31, 2017, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs were $53.6 million and $50.0 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 3 — Investment Securities

JHG’s investment securities as of September 30, 2018, and December 31, 2017, are summarized as follows (in millions):

	September 30,	December 31,
	2018	2017
Seeded investment products:
Consolidated VIEs	$303.9	$419.7
Consolidated VREs	17.9	18.9
Unconsolidated VIEs and VREs	57.3	56.2
Separate accounts	76.5	75.6
Pooled investment funds	25.7	27.5
Total seeded investment products	481.3	597.9
Investments related to deferred compensation plans	128.9	94.0
Other investments	4.0	8.2
Total investment securities	$614.2	$700.1

Net unrealized gains (losses) on investment securities held as of September 30, 2018 and 2017, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Unrealized gains (losses) on investment securities held at period end	$(4.1)	$19.7	$(25.6)	$15.2

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

JHG was party to the following derivative instruments as of September 30, 2018, and December 31, 2017 (in millions):

	Notional value
	September 30, 2018	December 31, 2017
Futures	$155.5	$190.6
Credit default swaps	143.0	117.5
Index swaps	—	76.7
Total return swaps and index swaps	79.8	70.3
Foreign currency forward contracts	131.6	118.8

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

The Group recognized the following net foreign currency translation gains and losses on hedged seed investments denominated in currencies other than the Group’s functional currency and net gains and losses associated with foreign currency forward contracts under net investment hedge accounting for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Foreign currency translation	$(1.2)	$1.1	$(5.0)	$1.8
Foreign currency forward contracts	1.2	(1.1)	5.0	(1.8)
Total	$—	$—	$—	$—

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

JHG’s consolidated seeded investment products were party to the following derivative instruments as of September 30, 2018, and December 31, 2017 (in millions):

	Notional value
	September 30, 2018	December 31, 2017
Futures	$211.9	$241.2
Contracts for differences	13.5	10.2
Credit default swaps	13.2	15.0
Total return swaps	39.3	36.7
Interest rate swaps	53.5	58.3
Options	64.5	144.3
Swaptions	8.3	2.7
Foreign currency forward contracts	133.5	135.9

As of September 30, 2018, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of September 30, 2018, and December 31, 2017, the notional values of the agreements totaled $3.9 million and $4.0 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of September 30, 2018, and December 31, 2017, the fair value of the credit default swap contracts selling protection was $0.1 million for both periods.

Investment Gains (Losses), Net

Investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Seeded investment products and derivatives, net	$(14.2)	$6.0	$(32.4)	$4.8
Gain on sale of Volantis	—	—	—	10.2
Other	5.9	0.1	6.8	—
Investment gains (losses), net	$(8.3)	$6.1	$(25.6)	$15.0

Cash Flows

Cash flows related to investment securities for the nine months ended September 30, 2018 and 2017, are summarized as follows (in millions):

	Nine months ended September 30,
	2018		2017
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Investment securities	$(24.9)	88.6	(73.0)	199.5

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$328.6	$—	$—	$328.6
Investment securities:
Consolidated VIEs	113.9	169.4	20.6	303.9
Other investment securities	215.6	94.7	—	310.3
Total investment securities	329.5	264.1	20.6	614.2
Seed hedge derivatives	—	0.4	—	0.4
Derivatives in consolidated seeded investment products	—	2.5	—	2.5
Volantis contingent consideration	—	—	5.3	5.3
Total assets	$658.1	$267.0	$25.9	$951.0

Liabilities:
Derivatives in consolidated seeded investment products	$—	$2.6	$—	$2.6
Financial liabilities in consolidated seeded investment products	2.6	—	—	2.6
Seed hedge derivatives	—	3.9	—	3.9
Long-term debt(1)	—	304.0	—	304.0
Deferred bonuses	—	—	63.8	63.8
Contingent consideration	—	—	59.1	59.1
Total liabilities	$2.6	$310.5	$122.9	$436.0

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$124.2	$124.2
Intech	—	—	15.0	15.0
Total redeemable noncontrolling interests	$—	$—	$139.2	$139.2

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

Level 3 Fair Value Measurements

Investment Securities

As of September 30, 2018, and December 31, 2017, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

(1)         Carried at amortized cost and disclosed at fair value.

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 assets included within consolidated VIEs as of September 30, 2018, and December 31, 2017, were as follows (in millions):

As of September 30, 2018	Fair value	Valuation technique	Significant unobservable inputs	Inputs
Investment securities of consolidated VIEs	$20.6	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	19.3
			Price-earnings ratio	30.1

As of December 31, 2017	Fair value	Valuation technique	Significant unobservable inputs	Inputs - Range (weighted average)
Investment securities of consolidated VIEs	$37.3	Discounted	Discount rate	12.0% - 15.0% (14.3)%
		cash flow	EBITDA multiple	11.6 - 15.1 (14.3)
			Price-earnings ratio	22.6 - 61.3 (52.4)

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial, Kapstream and VelocityShares contingent consideration is summarized below (in millions):

	As of September 30, 2018
	Geneva	Perennial	Kapstream	VelocityShares
Maximum amount payable	$61.3	$43.4	$28.0	$8.0

Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.7	$—
Other non-current liabilities	24.6	8.5	12.3	—
Total fair value	$24.6	$8.5	$26.0	$—

	As of December 31, 2017
	Geneva	Perennial	Kapstream	VelocityShares
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$18.8	$6.1
Other non-current liabilities	19.3	7.0	25.4	—
Total fair value	$19.3	$7.0	$44.2	$6.1

Acquisition of Geneva

The fair value of the contingent consideration payable upon the acquisition of Geneva Capital Management LLC (“Geneva”) is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period and by determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in AUM based on performance and industry trends. Fair value adjustments to the contingent consideration during the three and nine months ended September 30, 2018, resulted in a $3.9 million increase in the liability. The fair value adjustment was recorded to other non-operating income (expenses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included contingent consideration payable in 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the remaining contingent consideration period is $5.4 million as of September 30, 2018. In addition, there is a maximum amount of

$38.0 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue.

The fair value of the Perennial contingent consideration and earn-out is calculated at each reporting date by forecasting Perennial revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue. No fair value adjustments were made to the contingent consideration during the three and nine months ended September 30, 2018.

Acquisition of Kapstream

The outstanding Kapstream Capital Pty Limited (“Kapstream”) contingent cash consideration in respect to the initial acquisition of a 51% controlling interest was payable in the third quarter of 2018 if certain Kapstream AUM reach defined targets. On June 30, 2018 (36 months after acquisition), Kapstream reached defined AUM targets and the Group paid $3.8 million in July 2018.

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

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets. No fair value adjustment was necessary during the three and nine months ended September 30, 2018.

Acquisition of VelocityShares

JCG’s acquisition of VS Holdings Inc. (“VelocityShares”) in 2014 included contingent consideration. The payment is contingent on certain VelocityShares’ exchange-traded products (“ETPs”) reaching defined net revenue targets. VelocityShares reached defined net revenue targets in November 2017, and the Group paid $3.6 million in January 2018.

The fair value of the VelocityShares contingent consideration is calculated at each reporting date by forecasting net ETP revenue, as defined by the purchase agreement, over the contingency period and by determining whether net forecasted ETP revenue targets are achieved. Significant unobservable inputs used in the valuation are considered non-public data and limited to forecasted gross revenues and certain expense items, which are deducted from these revenues. No fair value adjustment was necessary during the three months ended September 30, 2018. Fair value adjustments to the consideration during the nine months ended September 30, 2018, resulted in a $2.7 million decrease to the liability, which reduced the fair value to nil as of September 30, 2018. The fair value adjustment was recorded to other non-operating income (expenses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of the Volantis UK Small Cap alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

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

During the nine months ended September 30, 2018, JHG received $4.3 million contingent consideration payment in relation to Volantis. As of September 30, 2018, the fair value of the Volantis contingent consideration was $5.3 million.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in JHG products. The significant unobservable inputs are investment designations and vesting periods.

Dai-ichi Options

As of September 30, 2018, the fair value of the options sold to Dai-ichi Life Holdings Inc. (“Dai-ichi”) was nil. The fair value was determined using a Black-Scholes option pricing model. The Black-Scholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income (expenses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income. The options expired on October 3, 2018.

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

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the three and nine months ended September 30, 2018 and 2017, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning of period fair value	$38.7	$57.4	$46.5	$42.7
Balance acquired from the Merger	—	—	—	3.0
Additions	—	0.7	—	10.9
Disposals	(7.6)	—	(7.6)	—
Settlements	(2.1)	(0.8)	(4.3)	(0.8)
Movements recognized in net income	(3.0)	2.5	(8.3)	1.7
Movements recognized in other comprehensive income	(0.1)	(2.0)	(0.4)	0.3
End of period fair value	$25.9	$57.8	$25.9	$57.8

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three and nine months ended September 30, 2018 and 2017, are as follows (in millions):

	Three months ended September 30,
	2018				2017
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests
Beginning of period fair value	$57.3	$64.3	$2.1	$177.8	$76.0	$50.3	$26.9	$172.0
Balances acquired from the Merger	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—
Changes in ownership	—	—	—	(34.0)	—	—	—	18.2
Net movement in bonus deferrals	—	(0.5)	—	—	—	3.2	—	—
Fair value adjustments	6.3	—	(2.1)	(0.3)	(0.5)	—	(10.3)	0.9
Unrealized gains (losses)	—	—	—	(4.4)	—	—	—	16.2
Amortization and vesting of Intech appreciation rights	—	—	—	0.4	—	—	—	1.1
Distributions	(4.0)	—	—	—	—	—	—	(0.2)
Foreign currency translation	(0.5)	—	—	(0.3)	1.1	—	0.9	2.6
End of period fair value	$59.1	$63.8	$—	$139.2	$76.6	$53.5	$17.5	$210.8

	Nine months ended September 30,
	2018				2017
	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests	Contingent consideration	Deferred bonuses	Dai-ichi options	Redeemable noncontrolling interests
Beginning of period fair value	$76.6	$64.7	$26.1	$190.3	$25.5	$42.9	$—	$158.0
Balances acquired from the Merger	—	—	—	—	45.4	—	—	42.9
Additions	—	—	—	—	—	—	25.7	—
Changes in ownership	—	—	—	(39.5)	—	—	—	13.1
Net movement in bonus deferrals	—	(0.9)	—	—	—	8.2	—	—
Fair value adjustments	8.1	—	(26.8)	(0.1)	2.8	—	(9.1)	1.2
Unrealized gains (losses)	—	—	—	(9.8)	—	—	—	(7.6)
Amortization and vesting of Intech appreciation rights	—	—	—	(0.2)	—	—	—	1.5
Distributions	(22.8)	—	—	(0.4)	—	—	—	(0.3)
Foreign currency translation	(2.8)	—	0.7	(1.1)	2.9	2.4	0.9	2.0
End of period fair value	$59.1	$63.8	$—	$139.2	$76.6	$53.5	$17.5	$210.8

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

Note 5 — Goodwill and Intangible Assets

The following table presents movements in intangible assets and goodwill during the period (in millions):

				Foreign
	December 31,			currency		September 30,
	2017	Amortization	Impairment	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$(5.4)	$(28.3)	$—	$2,510.2
Trademarks	381.2	—	—	(0.3)	—	380.9
Definite-lived intangible assets:
Client relationships	369.4	—	—	(4.3)	—	365.1
Accumulated amortization	(89.7)	(22.2)	—	1.9	—	(110.0)
Net intangible assets	$3,204.8	$(22.2)	$(5.4)	$(31.0)	$—	$3,146.2

Goodwill	$1,533.9	$—	$—	$(29.3)	$(9.5)	$1,495.1

Transaction with BNP Paribas

On March 31, 2018, the Group and BNP Paribas Securities Services (“BNP Paribas”) completed a transaction transferring JHG’s back-office (including fund administration and fund accounting), middle-office (including portfolio accounting, securities operations and trading operations) and custody functions in the U.S. to BNP Paribas. As part of the transaction, more than 100 JHG employees, based in Denver, Colorado, transitioned to BNP Paribas, and BNP Paribas became the fund services provider for JHG’s U.S. regulated mutual funds. Gross consideration of $40.0 million was received for the transaction, which resulted in the recognition of a $22.3 million gain in other non-operating income (expenses), net on the Condensed Consolidated Statements of Comprehensive Income. JHG also allocated $9.5 million of goodwill to the transaction, which resulted in a $9.5 million goodwill reduction, disclosed in the disposal column in the table above.

Impairment

The Group recorded a $5.4 million impairment associated with its Gartmore investment management agreements during the three months ended September 30, 2018.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Year ended December 31,	Amount
2018 (remainder of year)	$7.3
2019	29.5
2020	29.5
2021	26.6
2022	18.1
Thereafter	144.1
Total	$255.1

Note 6 — Debt

Debt as of September 30, 2018, and December 31, 2017, consisted of the following (in millions):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$319.8	$304.0	$322.0	$323.4
0.750% Convertible Senior Notes due 2018	—	—	57.2	57.3
Total debt	319.8	304.0	379.2	380.7
Less: Current portion of long-term debt	—	—	57.2	57.3
Total long-term debt	$319.8	$304.0	$322.0	$323.4

4.875% Senior Notes Due 2025

The Group’s 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of September 30, 2018, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2018, of $19.8 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2025 Senior Notes.

0.750% Convertible Senior Notes Due 2018

During the three and nine months ended September 30, 2018, $9.4 million and $57.5 million of principal of the Group’s 0.750% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) was redeemed and settled with cash for a total cash outlay of $13.4 million and $95.3 million, respectively. The difference between the principal redeemed and the cash paid primarily represents the value of the conversion feature. As of July 15, 2018 (maturity date), the obligations associated with the 2018 Convertible Notes were settled with cash, and the carrying value was reduced to zero.

Credit Facility

At September 30, 2018, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”); or in relation to any loan in Australian dollars (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2018, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at September 30, 2018, or during the three and nine months ended September 30, 2018. The maturity date of the Credit Facility is February 16, 2023.

Note 7 — Income Taxes

The Group’s effective tax rates for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective tax rate	24.0%	31.1%	23.0%	28.6%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which made broad and complex changes to the U.S. tax code. Among other things, the Act reduced the U.S. federal corporation tax rate to 21%

and implemented a new system of taxation for non-U.S. earnings, including a one-time transition tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries.

As of September 30, 2018, the Group has not finalized its accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared or analyzed. Therefore, any amounts recorded are estimates and, as permitted by Staff Accounting Bulletin 118 (“SAB 118”), the Group will continue to assess the impacts of the Act and may record additional estimated amounts or adjustments to estimates during the year. The final effects of the Act may differ from the Group’s estimates, potentially materially, due to, among other things, changes in interpretations of the Act, analysis of the Act, or any updates or changes to estimates. The Group expects to complete the accounting for these impacts as the analysis is finalized, but in no event later than one year from the enactment date of the Act.

The decrease in the effective tax rates for the three and nine months ended September 30, 2018, compared to the same periods in 2017 is primarily due to the lower U.S. federal corporation tax rate subsequent to passage of the rate reduction in the Act and the decrease in non-tax deductible merger costs.

As of September 30, 2018, and December 31, 2017, JHG had $9.8 million and $10.2 million of unrecognized tax benefits held for uncertain tax positions, respectively. JHG estimates that the existing liability for uncertain tax positions could decrease by up to $1.8 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 8 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2018, and December 31, 2017, consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Consolidated seeded investment products	$124.2	$174.9
Intech:
Appreciation rights	10.7	11.0
Founding member ownership interests	4.3	4.4
Total redeemable noncontrolling interests	$139.2	$190.3

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Opening balance	$163.0	$152.2	$174.9	$158.0
Balance acquired from the Merger	—	—	—	23.2
Changes in market value	(4.5)	16.8	(10.1)	(6.7)
Changes in ownership	(34.0)	18.2	(39.5)	13.1
Foreign currency translation	(0.3)	2.4	(1.1)	2.0
Closing balance	$124.2	$189.6	$124.2	$189.6

Intech

Intech ownership interests held by a founding member had an estimated fair value of $4.3 million as of September 30, 2018, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests until his death and has the option to require JHG to purchase his ownership interests in Intech at fair value.

Intech appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of September 30, 2018, and December 31, 2017, are as follows (in millions):

	September 30,	December 31,
	2018	2017
Nonredeemable noncontrolling interests in:
Seed capital investments	$13.2	$24.9
Intech	13.4	13.3
Total nonredeemable noncontrolling interests	$26.6	$38.2

Note 9 — Long-Term Incentive and Employee Compensation

The Group granted $8.4 million and $181.6 million in long-term incentive awards during the three and nine months ended September 30, 2018, respectively, which generally vest and will be recognized on a graded vesting method over a three- or four-year period. The shares underlying certain 2018 grants were purchased on the open market during the three and nine months ended September 30, 2018, at a cost of $0.3 million and $82.6 million, respectively.

Note 10 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three and nine months ended September 30, 2018 and 2017, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$(0.3)	$(0.3)	$(0.9)	$(0.9)
Interest cost	(4.8)	(5.5)	(13.8)	(16.0)
Expected return on plan assets	6.1	6.2	17.6	18.1
Net periodic benefit credit	$1.0	$0.4	$2.9	$1.2

Note 11 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018 and 2017, are as follows (in millions):

	Three months ended September 30,
	2018			2017
		Retirement			Available-	Retirement
	Foreign	benefit		Foreign	for-sale	benefit
	currency	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(376.5)	$21.0	$(355.5)	$(380.5)	$4.3	$32.1	$(344.1)
Other comprehensive income (loss)	(22.6)	—	(22.6)	41.6	0.2	—	41.8
Less: other comprehensive loss attributable to noncontrolling interests	0.3	—	0.3	2.8	—	—	2.8
Ending balance	$(398.8)	$21.0	$(377.8)	$(336.1)	$4.5	$32.1	$(299.5)

	Nine months ended September 30,
	2018				2017
		Available-	Retirement			Available-	Retirement
	Foreign	for-sale	benefit		Foreign	for-sale	benefit
	currency	securities	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(325.3)	$2.5	$21.0	$(301.8)	$(471.3)	$4.7	$32.1	$(434.5)
Cumulative-effect adjustment	—	(2.5)	—	(2.5)	—	—	—	—
Adjusted beginning balance	(325.3)	—	21.0	(304.3)	(471.3)	4.7	32.1	(434.5)
Other comprehensive income (loss)	(74.6)	—	—	(74.6)	116.1	(0.2)	—	115.9
Less: other comprehensive loss attributable to noncontrolling interests	1.1	—	—	1.1	19.1	—	—	19.1
Ending balance	$(398.8)	$—	$21.0	$(377.8)	$(336.1)	$4.5	$32.1	$(299.5)

Refer to Note 1 — Basis of Presentation and Significant Accounting Policies for information on the cumulative-effect adjustment.

The components of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2018 and 2017, are as follows (in millions):

	Three months ended September 30,
	2018			2017
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$(22.6)	$—	$(22.6)	$41.6	$—	$41.6
Net unrealized gains on available-for-sale securities	—	—	—	0.2	—	0.2
Total other comprehensive income (loss)	$(22.6)	$—	$(22.6)	$41.8	$—	$41.8

	Nine months ended September 30,
	2018			2017
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	benefit	amount	amount	benefit	amount
Foreign currency translation adjustments	$(74.6)	$—	$(74.6)	$116.1	$—	$116.1
Net unrealized losses on available-for-sale securities	—	—	—	(0.2)	—	(0.2)
Total other comprehensive income (loss)	$(74.6)	$—	$(74.6)	$115.9	$—	$115.9

Note 12 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to JHG	$111.2	$99.5	$417.0	$183.8
Less: Allocation of earnings to participating stock-based awards	(3.0)	(2.8)	(10.2)	(4.8)
Net income attributable to JHG common shareholders	$108.2	$96.7	$406.8	$179.0

Weighted-average common shares outstanding - basic	195.2	196.5	195.6	148.7
Dilutive effect of:
Non-participating stock-based awards	0.7	1.7	1.3	1.8
Weighted-average common shares outstanding - diluted	195.9	198.2	196.9	150.5

Earnings per share:
Basic	$0.55	$0.49	$2.08	$1.20
Diluted (two class)	$0.55	$0.49	$2.07	$1.19

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Unvested nonparticipating stock awards	0.5	0.7	0.6	0.8
Dai-ichi options	—	10.0	—	4.5

As of September 30, 2018, the Dai-ichi options had a value of nil. The options expired on October 3, 2018.

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements.

The following is a summary of cash dividends paid during the three and nine months ended September 30, 2018:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.32	February 5, 2018	$63.1	March 2, 2018
$0.36	May 8, 2018	$71.6	June 1, 2018
$0.36	July 31, 2018	$71.2	August 24, 2018

On October 31, 2018, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on November 30, 2018, to shareholders of record at the close of business on November 12, 2018.

Note 13 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of September 30, 2018, there were no material changes in the commitments and contingencies as reported in JHG’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Eisenberg v. Credit Suisse AG and Janus Index, Halbert v. Credit Suisse AG and Janus Index, and Qiu v. Credit Suisse AG and Janus Index

On March 15, 2018, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC (“Janus Index”), a subsidiary of the Group, on behalf of a proposed class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Index). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs allege Credit Suisse and Janus Index disseminated and/or approved materially false and misleading intraday indicative values for XIV, causing inflated values of XIV at market close on February 5, 2018. On April 17, 2018, a second lawsuit was filed against Janus Index and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Index). On May 4, 2018, a third lawsuit, styled as a class action on behalf of investors who purchased XIV between January 29, 2018, and February 5, 2018, was filed against Janus Index and Credit Suisse AG in the SDNY (Qiu v. Credit Suisse AG and Janus Index). The Halbert and Qiu allegations generally copy the allegations in the Eisenberg case. On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants.

The Group believes the claims in these lawsuits are without merit and is strongly defending the actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statements of changes in equity and of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated 27 February 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

1 November 2018

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Group’s Annual Report on Form 10-K for the year ended December 31, 2017, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Janus Henderson Group plc”, and “Quantitative and Qualitative Disclosures about Market Risk”, and in other filings and furnishings made by the Company with the Securities and Exchange Commission (“SEC”) from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions and known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

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

Segment Considerations

JHG is a global asset manager and manages a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the Chief Executive Officer (“CEO”), on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, the Group operates as a single segment investment management business.

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

THIRD QUARTER 2018 SUMMARY

Third Quarter 2018 Highlights

•                  Investment performance across all time periods is solid, with 63%, 60% and 81% of AUM outperforming benchmarks on a one-, three- and five-year basis, respectively, as of September 30, 2018.

•                  AUM increased to $378.1 billion, up 2.2% from June 30, 2018, due to positive markets, partially offset by net outflows and unfavorable foreign currency translation.

•                  Third quarter 2018 diluted earnings per share was $0.55, or $0.69 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

•                  On October 31, 2018, the Board declared a $0.36 per share dividend for the third quarter of 2018.

•                  During the third quarter ended September 30, 2018, the Group acquired 1,773,504 shares of its common stock for $49.9 million.

Financial Summary

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the third quarter of 2018 was $581.2 million, an increase of $14.3 million, or 3%, from the third quarter of 2017. Average AUM increased by 7%, driving an increase in management fees during the third quarter of 2018 compared to the same period in 2017. These increases are partially offset by lower performance fees.

Total operating expenses for the third quarter of 2018 were $432.9 million, an increase of $4.2 million, or 1%, compared to operating expenses in the third quarter of 2017. The increase is due to a number of non-significant items discussed in Results of Operations.

Operating income for the third quarter of 2018 was $148.3 million, an increase of $10.1 million, or 7%, compared to the third quarter of 2017. The Group’s operating margin was 25.5% in the third quarter of 2018 compared to 24.4% in the third quarter of 2017.

Net income attributable to JHG in the third quarter of 2018 was $111.2 million, an increase of $11.7 million, or 12%, compared to the same period in 2017, due to the revenue and operating expense explanations above. In addition, other non-operating income, net decreased $6.4 million from the third quarter of 2017, primarily due to fair value adjustments related to the Dai-ichi options.

The Group’s ordinary dividend in respect of the third quarter of 2018 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of September 30, 2018:

Percentage of assets under management outperforming benchmark	1 year	3 years	5 years
Equities	61%	56%	75%
Fixed Income	79%	92%	94%
Quantitative Equities	21%	8%	83%
Multi-Asset	89%	89%	90%
Alternatives	99%	73%	100%
Total Group	63%	60%	81%

Assets Under Management

The Group’s AUM as of September 30, 2018, was $378.1 billion, an increase of $7.3 billion, or 2.0%, from December 31, 2017, driven primarily by positive market movements of $22.7 billion. This increase was partially offset by net redemptions of $9.8 billion and unfavorable foreign exchange movements of $5.6 billion due to the strengthening of the US dollar (“USD”).

JHG’s non-USD AUM is primarily denominated in Great British pound (“GBP”), euro (“EUR”) and Australian dollar (“AUD”). During the three and nine months ended September 30, 2018, the USD strengthened against the GBP, the EUR and the AUD. As of September 30, 2018, approximately 34% of the Group’s AUM was non-USD-denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within AUM as JHG is not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $2.4 billion and $4.0 billion as of September 30, 2018, and December 31, 2017, respectively. VelocityShares index product assets not included within AUM totaled $1.2 billion and $0.1 billion as of September 30, 2018, and December 31, 2017, respectively.

Asset and flows by capability for the three and nine months ended September 30, 2018 and 2017, are as follows (in billions):

By capability	Closing AUM Dec. 31, 2017	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM Sept. 30, 2018
Equities	$189.7	$25.3	$(31.1)	$(5.8)	$17.4	$(2.1)	$—	$199.2
Fixed Income	80.1	16.2	(18.9)	(2.7)	(0.4)	(2.5)	—	74.5
Quantitative Equities	49.9	3.3	(3.9)	(0.6)	3.7	(0.1)	—	52.9
Multi-Asset	31.6	5.3	(3.8)	1.5	1.8	(0.3)	—	34.6
Alternatives	19.5	4.3	(6.5)	(2.2)	0.2	(0.6)	—	16.9
TOTAL	$370.8	$54.4	$(64.2)	$(9.8)	$22.7	$(5.6)	$—	$378.1

By capability	Closing AUM June 30, 2018	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM Sept. 30, 2018
Equities	$193.3	$6.8	$(9.9)	$(3.1)	$9.6	$(0.6)	$—	$199.2
Fixed Income	76.5	6.0	(7.6)	(1.6)	0.3	(0.7)	—	74.5
Quantitative Equities	50.1	1.3	(1.3)	—	2.8	—	—	52.9
Multi-Asset	32.6	2.2	(1.3)	0.9	1.2	(0.1)	—	34.6
Alternatives	17.6	1.4	(1.9)	(0.5)	—	(0.2)	—	16.9
TOTAL	$370.1	$17.7	$(22.0)	$(4.3)	$13.9	$(1.6)	$—	$378.1

By capability	Closing AUM Dec. 31, 2016(3)	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM Sept. 30, 2017
Equities	$63.6	$21.8	$(21.1)	$0.7	$13.7	$4.6	$99.7	$182.3
Fixed Income	34.7	12.0	(10.7)	1.3	1.2	3.6	38.6	79.4
Quantitative Equities	—	0.9	(2.9)	(2.0)	2.9	0.1	48.0	49.0
Multi-Asset	8.9	1.8	(2.5)	(0.7)	1.2	0.8	20.0	30.2
Alternatives	17.5	5.4	(4.8)	0.6	0.6	1.4	(0.5)	19.6
TOTAL	$124.7	$41.9	$(42.0)	$(0.1)	$19.6	$10.5	$205.8	$360.5

By capability	Closing AUM June 30, 2017	Sales	Redemptions(1)	Net sales (redemptions)	Markets	FX(2)	Acquisitions & Disposals	Closing AUM Sept. 30, 2017
Equities	$173.4	$9.6	$(9.0)	$0.6	$6.5	$1.8	$—	$182.3
Fixed Income	77.2	5.3	(4.9)	0.4	0.4	1.4	—	79.4
Quantitative Equities	46.5	0.7	(1.2)	(0.5)	2.9	0.1	—	49.0
Multi-Asset	29.4	0.9	(1.2)	(0.3)	0.8	0.3	—	30.2
Alternatives	18.4	1.8	(1.3)	0.5	0.2	0.5	—	19.6
TOTAL	$344.9	$18.3	$(17.6)	$0.7	$10.8	$4.1	$—	$360.5

(1)           Redemptions include the impact of client transfers which could cause a positive balance on occasion.

(2)           FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3)           AUM as of December 31, 2016 has been reclassified between capabilities following the completion of the Merger.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of September 30, 2018 (in billions):

By client type	Closing AUM September 30, 2018
Intermediary	$166.4
Institutional	145.6
Self-directed	66.1
Total	$378.1

By client location	Closing AUM September 30, 2018
North America	$202.5
EMEA and Latin America	115.8
Asia-Pacific	59.8
Total	$378.1

Valuation of Assets Under Management

The fair value of AUM is based on the value of the underlying cash and investment securities of the funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Investments including, but not limited to, over the counter derivative contracts (which are dealt in or through a clearing firm), exchanges or financial institutions will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

In other cases, the Group performs a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from a primary vendor and weekly from a secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant day-to-day price changes require additional research, which may include a review of all news pertaining to the issue and issuer, and any corporate actions. All fixed income prices are reviewed by JHG’s fixed income trading desk to incorporate market activity information available to JHG’s traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

JHG leverages the expertise of its fund management teams across the business to cross-invest assets and create value for its clients. Where cross investment occurs, assets and flows are identified and the duplication is removed.

Results of Operations

The nine-month period ended September 30, 2017 includes four months (June through September) of JCG post-merger activity, while the same period in 2018 includes JCG activity for all months in the period. This scenario creates significant variances throughout the Results of Operations when comparing activity for the nine months ended September 30, 2018, to the same period in 2017. For purposes of the Results of Operations discussions below, the variances due to this scenario will be separately identified and disclosed as “the inclusion of five additional months of JCG”.

Foreign currency translation will impact the expense analysis throughout the Results of Operations section. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three and nine months ended September 30, 2018, compared to the same periods in 2017. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the fund.

Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue (in millions):
Management fees	$498.7	$481.8	$1,495.1	$982.8
Performance fees	(6.0)	(2.1)	3.6	70.4
Shareowner servicing fees	33.1	30.2	96.4	40.1
Other revenue	55.4	57.0	166.2	103.2
Total revenue	$581.2	$566.9	$1,761.3	$1,196.5

Management fees

Management fees increased by $16.9 million, or 4%, during the three-month period ended September 30, 2018, compared to the same period in 2017. Higher AUM due to favorable markets increased management fees by $35.7 million during the quarter ended September 30, 2018, compared to the same period in the prior year. This increase was partially offset by the net outflows impact of $16.9 million during the quarter ended September 30, 2018.

Management fees increased by $512.3 million, or 52%, during the nine-month period ended September 30, 2018, compared to the same period in 2017. The inclusion of five additional months of JCG management fees of $437.2 million was the primary driver of the increase. Higher AUM due to favorable markets and foreign currency translation also increased management fees by $70.6 million and $30.1 million, respectively, during the nine-month period ended September 30, 2018, compared to the same period in 2017. These increases were partially offset by the net outflows impact of $26.8 million during the nine months ended September 30, 2018.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Performance fees (in millions):
SICAVs	$—	$1.8	$5.2	$39.8
UK OEICs & Unit Trusts	—	—	4.4	16.9
Offshore Absolute Return	1.2	1.2	3.1	5.2
Segregated Mandates	3.1	2.1	10.0	9.4
Investment Trusts	0.2	0.7	6.9	9.1
Mutual Funds	(10.6)	(8.1)	(26.1)	(10.5)
Other	0.1	0.2	0.1	0.5
Total performance fees	$(6.0)	$(2.1)	$3.6	$70.4

For the three months ended September 30, 2018, performance fees decreased $3.9 million compared to the same period in 2017. The decrease for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to a decrease in mutual fund performance fees primarily as a result of a decline in the 3-year performance for the Forty Fund and Mid Cap Value funds in addition to a decrease in SICAV performance fees from a decline in performance of several large European absolute return products.

For the nine months ended September 30, 2018, performance fees decreased $66.8 million compared to the same period in 2017. The decrease for the nine-month period ended September 30, 2018, compared to the same period in 2017, was primarily due to a decrease in SICAV and UK OEICs and Unit Trusts performance fees from a decline in performance of several large European equity strategies and absolute return products and a decrease in mutual fund performance fees. The inclusion of five additional months of JCG net performance fees also contributed $9.2 million to the decrease.

Shareowner servicing fees

Shareowner servicing fees is primarily composed of JCG mutual fund servicing fees. For the three months ended September 30, 2018, shareowner servicing fees increased $2.9 million, compared to the same period in 2017, primarily due to higher AUM.

For the nine months ended September 30, 2018, shareowner servicing fees increased $56.3 million compared to the same period in 2017, primarily due to higher AUM and the inclusion of five additional months of JCG shareowner servicing fees of $52.7 million.

Other revenue

Other revenue increased by $63.0 million during the nine months ended September 30, 2018, compared to the same period in 2017, with the largest driver being the inclusion of five additional months of JCG distribution and service fee revenue of $61.4 million, partially offset by the impact of the transition of JHG’s back-office, middle-office and custody functions to BNP Paribas.

Operating Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses (in millions):
Employee compensation and benefits	$159.5	$176.7	$457.2	$370.7
Long-term incentive plans	61.1	50.9	156.3	114.6
Distribution expenses	112.3	112.3	344.3	235.4
Investment administration	12.2	11.7	35.3	31.6
Marketing	7.1	8.1	25.1	21.4
General, administrative and occupancy	59.9	54.2	191.3	146.6
Depreciation and amortization	20.8	14.8	52.0	30.5
Total operating expenses	$432.9	$428.7	$1,261.5	$950.8

Employee compensation and benefits

During the three-month period ended September 30, 2018, employee compensation and benefits decreased $17.2 million compared to the equivalent period in 2017, primarily due to lower redundancy costs, lower bonus pool accruals and lower headcount in 2018, which contributed $7.6 million, $6.3 million and $4.4 million to the decrease, respectively. One-time cash awards in lieu of long-term incentive plan awards of $4.2 million during the three-month period ended September 30, 2017, also contributed to the decrease in employee compensation and benefits. These decreases are partially offset by an increase of $4.1 million due to a change in the accounting treatment of pension interest, which was recognized in employee compensation and benefits in 2017 and moved to other non-operating income, net on JHG’s Condensed Consolidated Statements of Comprehensive Income in 2018.

During the nine-month period ended September 30, 2018, employee compensation and benefits increased $86.5 million compared to the equivalent period in 2017. The increase was primarily driven by the inclusion of five additional months of JCG, which contributed $131.6 million. Foreign currency translation also contributed $12.9 million to the increase. These increases are partially offset by lower redundancy charges, lower performance fee variable compensation, lower bonus accruals and certain cash awards in the third quarter of 2017 (discussed above), which reduced costs by $30.8 million, $17.2 million, $4.1 million and $4.2 million, respectively.

Long-term incentive plans

Long-term incentive plans increased by $10.2 million during the three-month period ended September 30, 2018, compared to the equivalent period in 2017. The increase was primarily due to a $7.7 million acceleration of incentive plans expense due to redundancies and $14.0 million due to new awards. Fair value adjustments related to mutual fund awards also contributed $3.5 million to the increase. These increases were partially offset by a $14.7 million decrease from the vesting of awards granted in previous years.

Long-term incentive plans increased by $41.7 million during the nine-month period ended September 30, 2018, compared to the equivalent period in 2017. The increase was primarily driven by the inclusion of five additional months of JCG long-term incentive plans expenses of $35.3 million and a $27.3 million increase due to new grants. Unfavorable foreign currency translation and fair value adjustments related to mutual fund awards each contributed $3.5 million to the increase during the nine-month period ended September 30, 2018. These increases were partially offset by a $21.1 million decrease from the vesting of awards granted in previous years and a $5.6 million decrease due to the acceleration of incentive plans due to redundancies.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses were flat for the three-month period ended September 30, 2018, compared to the same period in 2017.

For the nine-month period ended September 30, 2018, distribution expenses increased by $108.9 million, with the inclusion of five additional months of JCG distribution expenses of $104.9 million as the primary driver of the increase. Higher average AUM and new revenue sharing agreements contributed $5.8 million and $2.2 million to the increase, respectively.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased $0.5 million during the three-month period ended September 30, 2018, compared to the same period in 2017. The increase is mostly due to $1.2 million in expenses related to transitioning JHG’s back-office, middle-office and custody functions to BNP Paribas.

Investment administration expenses increased $3.7 million during the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase is mostly due to $4.2 million in expenses related to transitioning JHG’s back-office, middle-office and custody functions to BNP Paribas.

Marketing

Marketing expenses for the three-month period ended September 30, 2018, decreased by $1.0 million compared to the same period in 2017, primarily due to a $0.9 million decrease in proxy expenses.

Marketing expenses increased $3.7 million during the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase was primarily driven by the inclusion of five additional months of JCG marketing expenses of $8.0 million, which was partially offset by a $2.1 million decrease in proxy expenses.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $5.7 million during the three-month period ended September 30, 2018, compared to the same period in 2017. The increase is primarily related to an increase of $3.4 million in research costs related to the Markets in Financial Instruments Directive II (“MiFID II”) and an increase of $3.0 million in legal and other professional fees in 2018.

General, administrative and occupancy expenses increased $44.7 million during the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase was primarily driven by the inclusion of five additional months of JCG general, administrative and occupancy expenses of $43.7 million. The outcome of a court case and research costs related to MiFID II increased expenses during the nine-month period ended September 30, 2018, by $12.2 million and $12.2 million, respectively. In addition, an $8.4 million increase in irrecoverable sales tax related to research costs, a $5.1 million increase in legal and other professional fees and unfavorable foreign currency translation of $3.8 million contributed to the year-over-year increase. These increases are partially offset by $39.0 million of deal and integration costs (excluding JCG) related to the Merger recognized in the nine-month period ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expenses increased by $6.0 million during the three-month period ended September 30, 2018, compared to the same period in 2017. The increase is primarily due to a $5.4 million impairment related to Gartmore investment management contracts classified as intangible assets on the Condensed Consolidated Balance Sheets.

Depreciation and amortization expenses increased by $21.5 million during the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase is primarily due to the impairment discussed above and amortization of intangibles recognized as a result of the Merger.

Non-Operating Income and Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-operating income and expenses (in millions):
Interest expense	$(4.0)	$(4.7)	$(11.7)	$(7.8)
Investment gains (losses), net	$(8.3)	$6.1	$(25.6)	$15.0
Other non-operating income, net	$2.3	$8.7	$55.1	$8.0

Interest expense

Interest expense decreased by $0.7 million during the three-month period ended September 30, 2018, compared to the equivalent period in 2017. The decrease is primarily due to the maturity and final settlement of the 0.750% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) on July 15, 2018.

Interest expense increased by $3.9 million during the nine-month period ended September 30, 2018, compared to the equivalent period in 2017. The increase is primarily due to interest on the 2018 Convertible Notes (up to the July 15, 2018 maturity date) and the 4.875% Senior Notes due 2025 (“2025 Senior Notes”) as a result of the Merger.

Investment gains (losses), net

The components of investment gains (losses), net for the three and nine months ended September 30, 2018 and 2017, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$(14.2)	$6.0	$(32.4)	$4.8
Gain on sale of Volantis	—	—	—	10.2
Other	5.9	0.1	6.8	—
Investment gains (losses), net	$(8.3)	$6.1	$(25.6)	$15.0

Investment gains (losses), net moved unfavorably by $14.4 million and $40.6 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to fair value adjustments in relation to the Group’s consolidated VIEs and other seeded investment products. The $10.2 million gain recognized on the sale of Volantis in 2017 also contributed to the year-over-year unfavorable change.

Other non-operating income, net

Other non-operating income, net decreased $6.4 million during the three months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to fair value adjustments related to the Dai-ichi options, which benefited other non-operating income, net by $2.1 million during the three-month period ended September 30, 2018, primarily due to time decay, compared to a benefit of $10.3 million in the same period in 2017. This decrease was partially offset by favorable foreign currency translation of $3.3 million during the three months ended September 30, 2018, compared to the same period in 2017.

Other non-operating income (expenses), net increased $47.1 million during the nine months ended September 30, 2018, compared to the same period in 2017. Fair value adjustments related to the Dai-ichi options benefited other non-operating income (expense), net by $26.8 million during the nine-month period ended September 30, 2018, primarily due to a decrease in JHG’s stock price and time decay, compared to a benefit of $9.1 million in the same period in 2017. The increase was also due to a $22.3 million gain recognized during the nine months ended September 30, 2018, on the disposal of the Group’s back-office, middle-office and custody functions in the U.S. and a change in the accounting treatment of pension interest discussed in employee compensation and benefits above. Favorable foreign currency translation of $4.0 million also contributed to the increase during the nine months ended September 30, 2018, compared to the same period in 2017.

Income tax provision

The Group’s effective tax rates for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective tax rate	24.0%	31.1%	23.0%	28.6%

The decrease in the effective tax rates for the three and nine months ended September 30, 2018, compared to the same periods in 2017 is primarily due to the lower U.S. federal corporation tax rate subsequent to passage of the rate reduction in the Tax Cuts and Jobs Act effective for 2018 and the decrease in non-tax deductible merger costs.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, in the opinion of JHG management, the profitability of the Group and its ongoing operations is best evaluated using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three-month period ended September 30, 2018 (in millions, except per share and operating margin data):

Three months ended September 30, 2018
Reconciliation of revenue to adjusted revenue
Revenue	$581.2
Distribution expenses(1)	(112.3)
Adjusted revenue	$468.9

Reconciliation of operating income to adjusted operating income
Operating income	$148.3
Employee compensation and benefits(2)	8.1
Long-term incentive plans(2)	10.0
General, administrative and occupancy(2)	1.3
Depreciation and amortization(3)	12.8
Adjusted operating income	$180.5

Operating margin(4)	25.5%
Adjusted operating margin(5)	38.5%

Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$111.2
Employee compensation and benefits(2)	8.1
Long-term incentive plans(2)	10.0
General, administrative and occupancy(2)	1.3
Depreciation and amortization(3)	12.8
Interest expense(6)	0.8
Other non-operating income, net(6)	2.5
Income tax provision(7)	(8.1)
Adjusted net income attributable to JHG	138.6
Less: allocation of earnings to participating stock-based awards	(3.7)
Adjusted net income attributable to JHG common shareholders	$134.9

Weighted-average common shares outstanding - diluted (two class)	195.9
Diluted earnings per share (two class)(8)	$0.55
Adjusted diluted earnings per share (two class)(9)	$0.69

(1)   Distribution expenses are paid to financial intermediaries for the distribution of JHG’s investment products. JHG management believes that the deduction of third-party distribution, service and advisory expenses from revenue in the computation of net revenue reflects the nature of these expenses, as these costs are passed through to external parties that perform functions on behalf of, and distribute, the Group’s managed AUM.

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

(6)    Adjustments primarily represent fair value movements on options issued to Dai-ichi and deferred consideration costs associated with acquisitions. JHG management believes these costs do not represent the ongoing operations of the Group. The options issued to Dai-ichi expired on October 3, 2018.

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

Quarterly analysis

The following provides analysis of the Group’s adjusted revenue and adjusted operating expense for the three-month period ended September 30, 2018, as compared to adjusted revenue and adjusted operating expense for the three-month period ended September 30, 2017 (in millions).

	Three months ended September 30, 2018	Three months ended September 30, 2017
Adjusted revenue	$468.9	$454.6
Adjusted operating expense	$288.4	$286.2

Adjusted revenue increased $14.3 million, or 3%, primarily due to an increase in management fees. Adjusted operating expenses increased $2.2 million, or 1%. There were no significant movements contributing to the variance in operating expenses.

The following is a reconciliation of revenue and operating expense to adjusted revenue and adjusted operating expense, respectively, for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30, 2018	Three months ended September 30, 2017
Reconciliation of revenue to adjusted revenue
Revenue	$581.2	$566.9
Distribution expenses(1)	(112.3)	(112.3)
Adjusted revenue	$468.9	$454.6

Reconciliation of operating expense to adjusted operating expense
Operating expense	$432.9	$428.7
Employee compensation and benefits(2)	(8.1)	(15.3)
Long-term incentive plans(2)	(10.0)	(2.8)
Distribution expenses(1)	(112.3)	(112.3)
Marketing(2)	—	(0.7)
General, administrative and occupancy(2)	(1.3)	(4.4)
Depreciation and amortization(3)	(12.8)	(7.0)
Adjusted operating expense	$288.4	$286.2

(1)   Distribution expenses are paid to financial intermediaries for the distribution of JHG’s investment products. JHG management believes that the deduction of third-party distribution, service and advisory expenses from revenue in the computation of net revenue reflects the nature of these expenses, as these costs are passed through to external parties that perform functions on behalf of, and distribute, the Group’s managed AUM.

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

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of September 30, 2018, and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents held by the Group	$754.3	$754.2
Fees and other receivables	$333.3	$419.6
Investment securities held by the Group	$292.4	$261.5
Debt	$319.8	$379.2

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

The Group believes that existing cash and cash from operations should be sufficient to satisfy its short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments, contingent consideration payments, integration costs in relation to the Merger and common stock repurchases. JHG may also use available cash for other general corporate purposes and acquisitions.

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA-supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £282.3 million ($368.1 million), resulting in capital above the regulatory group’s regulatory requirement of £124.2 million ($162.0 million) as of September 30, 2018, based on internal calculations and excluding unaudited current year profits. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Convertible Notes

During the three and nine months ended September 30, 2018, $9.4 million and $57.5 million of principal was redeemed and settled with cash for a total cash outlay of $13.5 million and $95.3 million, respectively. The difference between the principal redeemed and the cash paid primarily represents the value of the conversion feature. As of July 15, 2018 (maturity date), the obligations associated with the 2018 Convertible Notes were settled with cash and the carrying value was reduced to zero.

Options Sold to Dai-Ichi

As of September 30, 2018, the fair value of the options sold to Dai-ichi was nil. The fair value was determined using a Black-Scholes option pricing model. The Black-Scholes model requires management to estimate certain variables, primarily the volatility of the underlying shares. Changes in the fair value of the options are recognized in other non-operating income (expenses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income. The options expired on October 3, 2018.

Common Stock Repurchases

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on-market purchases of up to 10% of the issued share capital of the Group. During the three-month period ended September 30, 2018, the Group commenced an on-market buyback program to repurchase up to $100 million of its ordinary shares on the New York Stock Exchange and its CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) over 12 months. The Group purchased 1,773,504 shares of common stock for $49.9 million in the third quarter of 2018. The purchased shares were all canceled in the third quarter.

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on market or by the issue of ordinary shares. The Group purchased 2,422,757 shares at an average price of $34.92 in satisfaction of employee awards and entitlements during the nine months ended September 30, 2018.

Dividends

The payment of cash dividends is within the discretion of the Group’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the nine months ended September 30, 2018, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.32	February 5, 2018	$63.1	March 2, 2018
$0.36	May 8, 2018	$71.6	June 1, 2018
$0.36	July 31, 2018	$71.2	August 24, 2018

On October 31, 2018, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on November 30, 2018, to shareholders of record at the close of business on November 12, 2018.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2018, include principal and interest payments related to the 2025 Senior Notes, operating and capital lease payments, Perkins and Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech non-controlling interests and contingent consideration related to the acquisitions of Geneva, Perennial, VelocityShares and Kapstream. JHG expects to fund its long-term commitments with existing cash, with cash generated from operations or by accessing capital and credit markets as necessary.

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

Intech has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. The grant date fair value of the appreciation rights is being amortized on a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.00% of Intech’s pre-incentive profits.

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial, Kapstream and VelocityShares contingent consideration are summarized below (in millions):

	As of September 30, 2018
	Geneva	Perennial	Kapstream	VelocityShares
Maximum amount payable	$61.3	$43.4	$28.0	$8.0

Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.7	$—
Other non-current liabilities	24.6	8.5	12.3	—
Total fair value	$24.6	$8.5	$26.0	$—

	As of December 31, 2017
	Geneva	Perennial	Kapstream	VelocityShares
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$18.8	$6.1
Other non-current liabilities	19.3	7.0	25.4	—
Total fair value	$19.3	$7.0	$44.2	$6.1

Acquisition of Geneva

The consideration payable on the acquisition of Geneva in 2014 included two contingent tranches payable over seven years.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial included contingent consideration payable in 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the remaining contingent consideration period is $5.4 million as of September 30, 2018. In addition, there is a maximum amount of $38.0 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue.

Acquisition of Kapstream

The outstanding Kapstream contingent cash consideration in respect to the initial acquisition of a 51% controlling interest is payable in the third quarter of 2018 if certain Kapstream AUM reach defined targets. On June 30, 2018 (36 months after acquisition), Kapstream reached defined AUM targets, and the Group paid $3.8 million in July 2018.

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

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a surplus of £12.0 million ($15.6 million).

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

Other Sources of Liquidity

At September 30, 2018, JHG had a $200 million unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of February 16, 2022, with two one-year extension options that could be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively. JHG exercised its option on the first anniversary date of the agreement to extend the maturity date by one year; the revised maturity date of the Credit Facility is February 16, 2023.

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

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2018 and 2017, is as follows (in millions):

	Nine months ended
	September 30,
	2018	2017
Cash flows provided by (used for):
Operating activities	$427.5	$218.2
Investing activities	87.9	519.0
Financing activities	(489.0)	(371.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(24.5)	10.4
Net change in cash and cash equivalents	1.9	376.5
Cash balance at beginning of period	794.2	323.2
Cash balance at end of period	$796.1	$699.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 and 2017, is as follows (in millions):

	Nine months ended
	September 30,
	2018	2017
Purchases and sales of investment securities, net	$38.1	$102.6
Purchase and sales of securities by consolidated investment products, net	25.6	23.9
Purchase of property, equipment and software	(17.6)	(9.1)
Cash acquired from acquisition	—	417.2
Proceeds from BNP Paribas transaction, net	36.5	—
Cash received (paid) on settled hedges, net	1.0	(16.3)
Other	4.3	0.7
Cash provided by investing activities	$87.9	$519.0

Cash inflows from investing activities were $87.9 million and $519.0 million during the nine months ended September 30, 2018 and 2017, respectively. Cash provided by investing activities during the nine months ended September 30, 2018, was primarily due to proceeds received from the BNP Paribas transaction and net sales of investment securities.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2018 and 2017, is as follows (in millions):

	Nine months ended
	September 30,
	2018	2017
Dividends paid to shareholders	$(205.9)	$(192.3)
Repayment of long-term debt	(95.3)	(50.2)
Third-party sales (redemptions) in consolidated seeded investment products, net	(25.6)	(122.7)
Purchase of common stock for stock-based compensation plans	(85.2)	(44.3)
Purchase of common stock for share buyback program	(49.9)	—
Payment of contingent consideration	(22.8)	—
Proceeds from issuance of option	—	25.7
Proceeds from settlement of convertible note hedge	—	59.3
Settlement of stock warrant	—	(47.8)
Other financing activities	(4.3)	1.2
Cash used for financing activities	$(489.0)	$(371.1)

Cash outflows from financing activities were $489.0 million and $371.1 million in the nine months ended September 30, 2018 and 2017, respectively. Cash outflows during the nine months ended September 30, 2018, were primarily due to dividends paid to shareholders, repayment of the 2018 Convertible Notes and the purchase of common stock for stock-based compensation awards and for the share buyback program.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Group has had no material changes in its exposures to market risks from that previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.     Controls and Procedures

As of September 30, 2018, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, JHG’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on-market purchases of up to 10% of the issued share capital of the Group. During the three-month period ended September 30, 2018, the Group commenced an on-market buyback program to repurchase up to $100 million of its ordinary shares on the New York Stock Exchange and its CDIs on the ASX over 12 months. The Group purchased 1,773,504 shares of common stock for $49.9 million in the third quarter of 2018. The purchased shares were all canceled in the third quarter.

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on-market or by the issue of ordinary shares.

The following table presents JHG ordinary shares purchased on-market by month during the nine months ended September 30, 2018, in satisfaction of employee awards and entitlements, and in connection with the share buyback program.

			Total number of	Approximate dollar value of
	Total number	Average	shares purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under the
Period	purchased	per share	announced program	programs (end of month)
January	5,783	$41.00	—	—
February	1,130,501	35.74	—	—
March	1,196,671	34.37	—	—
April	13,007	32.47	—	—
May	39,207	31.97	—	—
June	2,747	32.16	—	—
July	12,330	31.84	—	$100 million
August	1,235,278	28.56	1,221,029	$65 million
September	560,737	27.13	552,475	$50 million
Total	4,196,261	$32.03	1,773,504

Items 3, 4 and 5.

Not applicable.

Item 6.     Exhibits

10.33	Service agreement between Janus Henderson Group and Richard Weil, effective from August 1, 2018, is attached to this Quarterly Report on Form 10-Q as exhibit 10.33

10.34	Settlement agreement between Janus Henderson Group and Andrew Formica, effective from July 31, 2018, is attached to this Quarterly Report on Form 10-Q as exhibit 10.34

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Insurance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

JANUS HENDERSON GROUP plc

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.33	Service agreement between Janus Henderson Group plc and Richard Weil, effective from August 1, 2018, is attached to this Quarterly Report on Form 10-Q as exhibit 10.33	10

10.34	Settlement agreement between Janus Henderson Group plc and Andrew Formica, effective from July 31, 2018, is attached to this Quarterly Report on Form 10-Q as exhibit 10.34	10

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2018

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)