Form 10-K
period 2018-12-31
JANUS HENDERSON GROUP PLC
filed 2019-02-26
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001‑ 38103

Janus Henderson Group plc

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands (State or other jurisdiction of incorporation or organization)	98‑1376360 (I.R.S. Employer Identification No.)
201 Bishopsgate EC2M 3AE United Kingdom (Address of principal executive offices)	N/A (Zip Code)

+44 (0) 20 7818 1818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.50 Per Share Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐  (Not applicable. See Item 1 Business.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of common equity held by non‑affiliates was $6,342,860,620.74. As of February 22, 2019, there were 196,412,764 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

JANUS HENDERSON GROUP PLC

2018 FORM 10‑K ANNUAL REPORT

PART I

FORWARD‑LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K contain “forward‑looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). Such forward‑looking statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of Janus Henderson Group plc (the “Company”) and its consolidated subsidiaries (collectively, the “Group” or “JHG”) to be materially different from any future results, performance or achievements expressed or implied by such forward‑looking statements and future results could differ materially from historical performance. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate”, “forecast”, “seeks”, “targets”, “outlook” and similar words and expressions and future or conditional verbs such as “will”, “should”, “would”, “may”, “could” and variations or negatives of these words are generally forward‑looking in nature and not historical facts. Any statements that refer to expectations or other characterizations of future events, circumstances or results are forward‑looking statements. These statements are based on the beliefs and assumptions of Company management based on information currently available to management.

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward‑looking statements included in this Annual Report on Form 10‑K include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Company’s prospectus dated March 21, 2017, as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333‑216824) (the “Prospectus”) and this Annual Report on Form 10‑K included under headings such as “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Janus Henderson Group plc” and “Quantitative and Qualitative Disclosures about Market Risk”, and in other filings and furnishings made by the Company with the SEC from time to time. In light of these risks, uncertainties, assumptions and factors, the forward‑looking events discussed in this Annual Report on Form 10‑K may not occur. Forward‑looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions and known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Annual Report on Form 10‑K. The Company does not assume any duty and does not undertake to update forward‑looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

ITEM 1.              BUSINESS

Janus Henderson Group plc (“JHG” or “the Group”), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in active investment across all major asset classes.

On May 30, 2017 (the “Closing Date”), JHG (previously Henderson Group plc (“Henderson”)) completed a merger of equals with Janus Capital Group Inc. (“JCG”) (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

JHG is a client‑focused global business with approximately 2,300 employees worldwide, and assets under management (“AUM”) of $328.5 billion as of December 31, 2018. JHG has operations in North America, the United Kingdom (“UK”), Continental Europe, Latin America, Asia and Australia. JHG focuses on active fund management by investment managers with unique individual perspectives, who are free to implement their own investment views, within a strong risk management framework.

JHG manages a broad range of actively managed investment products for institutional and retail investors across five capabilities: Equities, Quantitative Equities, Fixed Income, Multi‑Asset and Alternatives.

Clients entrust money to JHG — either their own or money they manage or advise on for their clients — and expect the Group to deliver the benefits specified in their mandate or by the prospectus for the fund in which they invest. JHG measures the amount of these funds as AUM. Growth in AUM is a key objective of the Group. AUM increases or decreases primarily depending on its ability to attract and retain client investments, on investment performance, and as a function of market and currency movements. To the extent that the Group invests in new asset management teams or businesses or divests from existing ones, this is also reflected in AUM.

Clients pay a management fee, which is usually calculated as a percentage of AUM. Certain investment products are also subject to performance fees, which vary based on a product’s relative performance as compared to a benchmark index. The level of assets subject to such fees can positively or negatively affect JHG’s revenue. As of December 31, 2018, performance fees were generated from a diverse group of funds and accounts. Management and performance fees are the primary drivers of the Group’s revenue. JHG believes that the more diverse the range of investment strategies from which management and performance fees are derived, the more successful its business model will be.

Investment Offerings

Equities

The Group offers a wide range of equity strategies encompassing different geographic focuses and investment styles. The equity teams include those with a global perspective, those with a regional focus — United States (“U.S.”), Europe and Asia — and those invested in specific sectors. These teams generally apply processes based on fundamental research and bottom‑up stock picking.

Quantitative Equities

The Intech Investment Management LLC (“Intech”) business applies advanced mathematics and systematic portfolio rebalancing intended to harness the volatility of movements in stock prices — a reliable source of excess returns and risk control. With more than 30 years of volatility expertise, the Intech team employs a distinctive quantitative approach based on observations of actual price movements, not on subjective forecasts of companies’ future performance.

Fixed Income

JHG’s Fixed Income teams provide coverage across the asset class, applying a wide range of innovative and differentiated techniques in support of a variety of investment objectives and risk criteria. These teams include those adopting global unconstrained approaches through to those with more focused mandates — based in the U.S., Europe, Asia and Australia. The capabilities of these teams can be accessed through individual strategies and are combined where appropriate to form multi‑strategy offerings.

Multi‑Asset

JHG Multi‑Asset includes teams in the U.S. and UK. Included are balanced, multi-asset income and strategic asset allocation, as well as multiple adaptive asset allocation strategies.

Alternatives

JHG Alternatives includes teams with different areas of focus and approach. Diversified Alternatives brings together a cross‑asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Diversified Alternatives, including Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities; Agriculture; and Long/Short Equity. Additionally, the management of the Group’s direct UK commercial property offering is sub advised by Nuveen Real Estate.

Distribution

Distribution Channels

JHG distributes its products through three primary channels: intermediary, institutional and self‑directed. Each channel is discussed below.

Intermediary Channel

The intermediary channel distributes mutual funds, separately managed accounts (“SMAs”), exchange‑traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAV”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”), through financial intermediaries including banks, broker‑dealers, financial advisors, fund platforms and discretionary wealth managers. Significant investments have been made to grow the Company’s presence in the financial advisor subchannel, including increasing the number of external and internal wholesalers, enhancing the Company’s technology platform and recruiting highly seasoned client relationship managers. At December 31, 2018, AUM in the intermediary channel totaled $143.1 billion, or 44% of total Group AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft‑Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2018, AUM in the institutional channel totaled $129.0 billion, or 39% of total Group AUM.

Self‑Directed Channel

The self‑directed channel serves existing individual investors who invest in JHG products through a mutual fund supermarket or directly with JHG. Exchange‑traded notes (“ETNs”) associated with the VelocityShares brand are also part of the self‑directed channel, although they are targeted at sophisticated institutional and other investors. At December 31, 2018, AUM in the self‑directed channel totaled $56.4 billion, or 17% of total Group AUM.

While JHG seeks to leverage its global model where possible, it also recognizes the importance of tailoring its services to the needs of clients in different regions. For this reason, JHG maintains a local presence in most of the markets in which it operates and provides investment material that takes into account local customs, preferences and language needs. JHG has a global distribution team of over 600 client‑facing staff.

JHG’s brand proposition centers on the value that the firm offers through active management and the concept of Knowledge. Shared, which leverages the Group’s deep pool of intellectual capital to deliver investment thought leadership and transparency to clients, thereby building and strengthening trusted relationships.

Products and Services

The Group’s global product team maintains oversight of a broad range of products, including locally domiciled pooled funds in the U.S., the UK, Luxembourg, Japan, Singapore and Australia; hedge funds; segregated mandates and closed‑ended vehicles. The team provides governance for all funds and strategies, and gauges the suitability of new offerings as well as ensuring that existing products remain suited to the clients to which they are marketed.

Intellectual Property

JHG has used, registered and/or applied to register certain trademarks, service marks and trade names to distinguish the Group’s sponsored investment products and services from those of its competitors in the jurisdictions in which it operates, including the U.S., the UK, the European Union (“EU”), Australia, China, Japan and Singapore. These trademarks, service marks and trade names are important to JHG and, accordingly, the Company enforces its trademark, service mark and trade name rights. The Group’s brand has been, and continues to be, extremely well received both in the asset management industry and with clients.

Seasonality

JHG’s revenue streams are not seasonal in nature, with management fees and other income generally accruing evenly through the year. Performance fees are recognized when the prescribed performance hurdles have been achieved and it is probable that the fee will be earned as a result. The hurdles generally coincide with the underlying fund year ends. Given the uncertain nature of performance fees, they tend to fluctuate from period to period. Finance income includes interest received and investment income. While interest received accrues over the year, investment income, which includes movements in seed capital investments, can fluctuate from period to period. This fluctuation depends upon how that particular investment performs each month.

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

Regulation

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit and protect investment advisory clients and investors in pooled investment vehicles, such as those managed, advised or subadvised by JHG. The costs of complying with such laws and regulations have significantly increased and may continue to contribute significantly to the costs of doing business as a global asset manager. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses and to impose sanctions for failure to comply with laws and regulations. Possible consequences for failure to comply include, but are not limited to, voiding of investment advisory and subadvisory agreements, the suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and imposition of censures and fines. Further, failure to comply with such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to JHG.

U.S. Regulation

Certain of JHG’s U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including, but not limited to, the SEC, the U.S. Department of Labor (“DOL”), the Financial Industry Regulatory Authority (“FINRA”) and the U.S. Commodity Futures Trading Commission (“CFTC”).

Investment Advisory Laws and Regulations

Certain subsidiaries of JHG are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including, among others, recordkeeping requirements, custodial obligations, operational procedures, registration and reporting requirements, and disclosure obligations. Certain employees of JHG are also registered with regulatory authorities in various states, and thus are subject to the oversight and regulation by such states’ regulatory agencies.

Investment Company Laws and Regulations

Certain of JHG’s subsidiaries act as the adviser or subadviser to mutual funds and ETFs, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”). Certain of JHG’s subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to pooled investment vehicles that operate under exemptions to the 1940 Act and related regulations, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

Broker‑Dealer Regulations

JHG’s subsidiary Janus Distributors LLC dba Janus Henderson Distributors (“JHD”) is registered with the SEC under the Exchange Act and is a member of FINRA, the U.S. securities industry’s self‑regulatory organization. JHD is a limited-purpose broker-dealer, which acts as the general distributor and agent for the sale and distribution of shares of U.S. mutual funds that are sponsored by certain of JHG’s subsidiaries, as well as the distribution of certain exchange‑traded products (“ETPs”) and other pooled investment vehicles. The SEC imposes various requirements on JHD’s operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker‑dealers and private investors, trading rules for the over‑the‑counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker‑dealers.

JHD is subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker‑dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker‑dealers that operate within their jurisdiction or from sanctioning broker‑dealers and their employees for engaging in misconduct.

ERISA

Certain JHG subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their investment advisory clients. ERISA‑related provisions of the Code and regulations issued by the DOL impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a JHG subsidiary as well as some transactions by the fiduciaries (and several other related parties) to such plans.

CFTC

Certain JHG subsidiaries are registered with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisers (“CTAs”), and become a member of the National Futures Association (“NFA”) in connection with the operation of certain of the Group’s products. The Commodity Exchange Act and related regulations generally impose certain registration, reporting and disclosure requirements on CPOs, CTAs and products that utilize the futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO and/or CTA registration and NFA membership.

Dodd‑Frank Wall Street Reform and Consumer Protection Act

The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) was signed into law in July 2010. The Dodd‑Frank Act established enhanced regulatory requirements for non‑bank financial institutions designated as systemically important financial institutions (“SIFI”) by the Financial Stability Oversight Council (“FSOC”). In April 2012, the FSOC issued a final rule and interpretive guidance related to the process by which it will designate non‑bank financial companies, potentially including large asset managers, as SIFI. Since that time, the FSOC has considered and invited comments on the circumstances under which asset managers might present risks to financial stability. While the FSOC still retains discretion to designate asset managers as SIFI, it has not named any non-bank asset managers as SIFI to date. If JHG were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, and supervisory and other requirements. These heightened regulatory requirements could adversely affect the Company’s business and operations.

International Regulation

UK

The Financial Conduct Authority (“FCA”) regulates certain JHG subsidiaries, products and services offered and managed in the UK. FCA authorization is required to conduct any investment management business in the UK under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules and guidance under that act govern a firm’s capital resources requirements, senior management arrangements, systems and controls, conduct of business, and interaction with clients and the markets. The FCA also regulates the design and manufacture of investment funds intended for public distribution largely by adoption of European fund directives and, on a more limited basis, those that are for investment by professional investors.

Europe

In addition to the above, certain of the Group’s UK‑regulated entities must comply with a range of EU regulatory measures. Some of these apply directly to UK entities while others have been implemented through member states’ law. They include the EU Markets in Financial Instruments Directive (“MiFID”). MiFID regulates the provision of investment services and conduct of investment activities throughout the European Economic Area. MiFID establishes detailed requirements for the governance, organization and conduct of business of investment firms and regulated markets. It also includes pre‑ and post‑trade transparency requirements for equity markets and extensive transaction reporting requirements. These requirements were substantially revised and extended to non‑equities from January 3, 2018, as a result of the implementation of the revised MiFID. The Markets in Financial Instruments Directive II (“MiFID II”) has and will have a substantial impact on the EU financial services sector, including on asset managers. The UK has adopted the MiFID rules into national legislation, principally via the FSMA and the FCA rules. The other EU member states in which JHG has a presence have also implemented MiFID in their local legal and regulatory regimes.

The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) was required to be transposed into EU member state law by July 2013 with a transitional period until July 2014. AIFMD regulates managers of, and service providers to, alternative investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the Undertakings for Collective Investment in Transferable Securities Directive. JHG has two subsidiaries regulated as Alternative Investment Fund Managers. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. In general, AIFMD has a staged implementation up to 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians, and liquidity management.

UCITS are investment funds regulated at the EU level under the UCITS Directive V (“UCITS V”). UCITS are capable of being freely marketed throughout the EU on the basis of a single authorization in a member state — so‑called passporting. UCITS V covers a range of matters relating to UCITS, including the fund structure and domicile of UCITS, service providers to UCITS and marketing arrangements.

Luxembourg

A JHG subsidiary, Henderson Management S.A. (“HMSA”), is authorized and regulated in Luxembourg by the Commission de Surveillance du Secteur Financier as a UCITS management company. Two umbrella funds, Henderson Horizon Fund and Henderson Gartmore Fund, have appointed HMSA as their management company. Henderson Horizon Fund and Henderson Gartmore Fund are OEICs incorporated under the laws of Luxembourg in the form of a SICAV authorized as a UCITS.

Singapore

In Singapore, the Group’s subsidiary is subject to, among others, the Securities and Futures Act, the Financial Advisers Act and the subsidiary legislation promulgated pursuant to these acts, which are administered by the Monetary Authority of Singapore. JHG’s asset management subsidiary and its employees conducting regulated activities specified in the Securities and Futures Act and/or the Financial Advisers Act are required to be licensed with the Monetary Authority of Singapore.

Australia

In Australia, JHG’s subsidiaries are subject to various Australian federal and state laws and are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies, financial markets and financial services in Australia. ASIC imposes certain conditions on licensed financial services organizations that apply to the Group’s subsidiaries, including requirements relating to capital resources, operational capability and controls. As JHG’s chess depository interests (“CDIs”) are quoted and traded on the financial market operated by the Australian Securities Exchange (“ASX”), JHG is also required to comply with the ASX listing rules and the ASX Principles.

Hong Kong

In Hong Kong, JHG’s subsidiary is subject to the Securities and Futures Ordinance (“SFO”) and its subsidiary legislation, which governs the securities and futures markets and regulates, among other things, offers of investments to the public and provides for the licensing of dealing in securities and asset management activities and intermediaries. This legislation is administered by the Securities and Futures Commission (“SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. JHG’s subsidiaries and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC from time to time.

Japan

In Japan, the Group’s subsidiary is subject to the Financial Instruments and Exchange Act and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency, which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules.

These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, suspend registered employees, and censure and fine both regulated businesses and their registered employees.

Many of the non‑U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to JHG’s foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

Other

The Group’s operations in Taiwan and Ireland are regulated by the Financial Supervisory Commission of Taiwan and the Central Bank of Ireland, respectively.

Employees

As of December 31, 2018, JHG had 2,301 full‑time equivalent employees. None of JHG’s employees are represented by a labor union.

Available Information

JHG makes available free of charge its annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K and amendments thereto as soon as reasonably practical after such filing has been made with the SEC. Reports may be obtained through the Investor Relations section of JHG’s website (http://janushenderson.com/ir). The contents of JHG’s website are not incorporated herein for any purpose. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

JHG’s Officer Code of Ethics for Chief Executive Officer and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation,  Risk and Nominating and Corporate Governance committees) are available on the Investor Relations section of JHG’s website (http://www.snl.com/irw/corporateprofile/4147331). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JHG’s website.

Corporate Information

JHG is a public limited company incorporated in Jersey, Channel Islands and tax resident in the UK. Its principal business address is 201 Bishopsgate, London, EC2M 3AE, United Kingdom and its telephone number is +44 (0)20 7818 1818.

JHG is a “foreign private issuer” as defined in Rule 3b‑4 promulgated by the SEC under the Exchange Act and in Rule 405 under the Securities Act. As a result, it is eligible to file its annual reports pursuant to Section 13 of the Exchange Act on Form 20‑F (in lieu of Form 10‑K) and to file its interim reports on Form 6‑K (in lieu of Forms 10‑Q and 8‑K). However, JHG has elected to file its annual and interim reports on Forms 10‑K, 10‑Q and 8‑K, including any instructions therein that relate specifically to foreign private issuers.

Pursuant to Rule 3a12‑3 under the Exchange Act regarding foreign private issuers, the proxy solicitations of JHG are not subject to the disclosure and procedural requirements of Regulation 14A under the Exchange Act, and transactions in the JHG’s equity securities by its officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the Exchange Act.

ITEM 1A.  RISK FACTORS

JHG faces numerous risks, uncertainties and other factors that are substantial and inherent to its business, including market and investment performance risks, business and strategic risks, operational and technology risks, legal and regulatory risks, risks related to taxes and Jersey company risks. The following are significant factors that could affect JHG’s business.

Market and Investment Performance Risks

JHG’s results of operations and financial condition are primarily dependent on the value, composition and relative investment performance of its investment products.

Any decrease in the value, relative investment performance or amount of AUM will cause a decline in revenue and negatively impact operating results and the financial condition of JHG. AUM may decline for various reasons, many of which are not under the control of JHG.

Factors that could cause AUM and revenue to decline include the following:

•

Declines in equity markets.  JHG’s AUM are concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, and geopolitical and economic risks. Declines in the equity markets as a whole, or in the market segments in which JHG investment products are concentrated, may cause AUM to decrease.

•

Declines in fixed income markets.  Fixed income investment products may decline in value as a result of many factors, principally increases in interest rates, changes in currency exchange rates, changes in relative yield among instruments with different maturities, geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations.

•

Relative investment performance.  JHG’s investment products are often judged on their performance as compared to benchmark indices or peer groups, as well as being judged on an absolute return basis. Any period of underperformance of investment products relative to peers may result in the loss of existing assets and affect the ability of JHG to attract new assets. In addition, as of December 31, 2018, approximately 21% of JHG’s AUM were subject to performance fees. Performance fees are based either on each product’s investment performance as compared to an established benchmark index or on its positive absolute return over a specified period of time. If JHG investment products subject to performance fees underperform their respective benchmark index or produce a negative absolute return for a defined period, the revenue and thus results of operations and financial condition of JHG may be adversely affected. In addition, performance fees subject JHG’s revenue to increased volatility. Further, certain JHG U.S. mutual fund contracts, representing approximately 12% of JHG’s AUM at December 31, 2018, are subject to fulcrum performance fees and as a result, performance fees earned can be negative as well as positive.

JHG’s revenue and profitability would be adversely affected by any reduction in AUM as a result of redemptions and other withdrawals from the funds and accounts managed.

Redemptions or withdrawals may be caused by investors (in response to adverse market conditions or pursuit of other investment opportunities or as a consequence of damage to JHG’s reputation, among other factors) reducing their investments in funds and accounts in general or in the market segments on which JHG focuses or investors reallocating investments to lower-fee strategies; investors taking profits from their investments; poor investment performance of the funds and accounts managed by JHG; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to competing products provided by other investment management firms tends to result in decreased sales, increased redemptions of fund shares and the loss of or reduction in AUM in private institutional accounts, with corresponding decreases in revenue. Failure of the JHG funds and accounts to perform well could, therefore, have a material adverse effect on the results of operations and financial condition of the Group.

Changes in the value of seeded investment products could affect JHG’s non‑operating income or earnings and could increase the volatility of its earnings.

JHG has a significant seed portfolio and periodically adds new investment strategies to its investment product offerings, and provides the initial cash investment or “seeding” to facilitate the launch of the product. JHG may also provide substantial supplemental capital to an existing investment product in order to accelerate the growth of a strategy and attract outside investment in the product. A decline in the valuation of these seeded investments could negatively impact JHG’s earnings and financial condition.

Disruption to the operations of third parties whose functions are integral to the Group’s ETN and ETF platforms, collectively referred to as ETPs, may adversely affect the prices at which ETPs trade, particularly during periods of market volatility.

The trading price of an ETP’s shares fluctuates continuously throughout trading hours. While an ETP’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETP’s shares normally will trade at prices close to the ETF’s net asset value (“NAV”), exchange prices may deviate significantly from the ETP’s NAV. ETP market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, inability or unwillingness of market markers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETP’s arbitrage mechanism to function effectively, or significant market volatility. If market events lead to instances where an ETP trades at prices that deviate significantly from the ETP’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETP products and redeem their holdings, which may cause AUM, revenue and earnings to decline.

Illiquidity in certain securities in which JHG invests may negatively impact the financial condition of the Group’s investment products, and may impede the ability of JHG funds to effect redemptions.

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

JHG provides retirement benefits for its current and former employees in the UK through the Janus Henderson Group Pension Scheme (the “UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2017, the UK Pension Scheme had a surplus of £12.0 million on a technical provisions basis. JHG may be required to increase its contributions in the future to cover any increased funding shortfall and/or expenses in the UK Pension Scheme, which could adversely impact JHG’s results and financial condition.

The following issues could adversely affect the funding of the defined benefits under the UK Pension Scheme and materially affect JHG’s funding obligations: (i) poorer than anticipated investment performance of pension fund investments; (ii) the trustees of the UK Pension Scheme switching investment strategy to one with a lower weighting of return‑seeking assets; (iii) changes in the corporate bond yields which are used in the measurement of the UK Pension Scheme’s liabilities; (iv) longer life expectancy (which will make pensions payable for longer and therefore more expensive to provide, whether paid directly from the UK Pension Scheme or secured by the purchase of annuities); (v) adverse annuity rates (which tend, in particular, to depend on prevailing interest rates and life expectancy), as these will make it more expensive to secure pensions with an insurance company; (vi) a change in the actuarial assumptions by reference to which JHG’s contributions are assessed, for example, changes to assumptions for long-term price inflation;

(vii) any increase in the risk‑based levy assessed by and payable to the Pension Protection Fund by the UK Pension Scheme; (viii) other events occurring that make past service benefits more expensive than predicted in the actuarial assumptions by reference to which JHG’s past contributions were assessed; (ix) changes to the regulatory regime for funding defined benefit pension schemes in the UK; and (x) the UK Pensions Regulator exercising its power to trigger a winding up of the UK Pension Scheme, thereby triggering a buy‑out debt on the employers or the UK Pensions Regulator using its powers under the Pensions Act 2004 to make other members of the JHG group liable for any deficit in the UK Pension Scheme’s funding (although, in practice, it is assumed that the Pensions Regulator would be unlikely to exercise these powers while JHG continues to fund the UK Pension Scheme appropriately).

The global scope of JHG’s business subjects the Group to currency exchange rate risk that may adversely impact revenue and income.

JHG generates a substantial portion of its revenue in pounds sterling, euro and Australian dollars. As a result, JHG is subject to foreign currency exchange risk relative to the U.S. dollar (“USD”), JHG’s financial reporting currency, through its non‑U.S. operations. Fluctuations in the exchange rates to the USD may affect JHG’s financial results from one period to the next. In addition, the Group has risk associated with the foreign exchange revaluation of balances held by certain subsidiaries for which the local currency is different from the Group’s functional currency.

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

The Group’s expenses are subject to fluctuations that could materially affect its operating results.

The Group’s results of operations are dependent on its level of expenses, which can vary significantly from period to period. The Group’s expenses may fluctuate as a result of, among other things, changes in the level and scope of its operating expenses in response to market conditions or regulations, variations in the level of total compensation expense due to, among other things, bonuses, merit increases and severance costs, changes in its employee count and mix, and competitive factors, expenses incurred to support distribution of its investment strategies and services, expenses incurred to develop new strategies and services, expenses incurred to enhance JHG’s technology, compliance and other infrastructure, impairments of intangible assets or goodwill, and the impact of inflation. Increases in the level of expenses of the Group, or its inability to reduce the level of expenses when necessary, could materially affect its operating results.

Business and Strategic Risks

JHG may fail to successfully implement a strategy for the combined business, which could negatively impact the Group’s AUM, results of operations and financial condition.

Through the combination of JCG and Henderson, the Group intended to establish an independent, active asset manager with a globally relevant brand, footprint, investment proposition and client service. No assurance can be given that the Group will successfully achieve this objective or that this objective will lead to increased revenue and net income, or to the creation of shareholder value. The failure to successfully implement a strategy for JHG could adversely affect the Group’s AUM, results of operations and financial condition.

JHG operates in a highly competitive environment and revenue from fees may be reduced.

The investment management business is highly competitive. In addition, established firms as well as new entrants to the asset management industry have, in recent years, expanded their application of technology, including through the use of robo‑advisers, in providing services to clients. JHG’s traditional fee structures may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry, as evidenced by the movement toward passively managed mutual funds and the growth of lower cost funds such as exchange traded, smart beta and quantitative funds. Fees for actively managed investment products may continue to come under increased pressure if such products fail to outperform returns for comparable passively managed products or as a consequence of regulatory intervention. Fee reductions on existing or future new business as well as changes in regulations pertaining to fees could adversely affect the Group’s results of operations and financial condition. Additionally, JHG competes with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to adequately compete could adversely affect the Group’s AUM, results of operations and financial condition.

The Group’s results are dependent on its ability to attract and retain key personnel.

The investment management business is highly dependent on the ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is characterized by the frequent movement of portfolio managers, analysts and salespeople among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could affect the Group’s ability to retain key personnel and could result in legal claims. In order to retain certain key personnel, the Group may be required to increase compensation to such individuals, resulting in additional expense.  Laws and regulations could impose restrictions on compensation paid by financial institutions, which could restrict the Group’s ability to compete effectively for qualified professionals. If JHG is unable to retain key personnel, particularly those personnel responsible for managing client funds that account for a high proportion of JHG’s revenue, it could adversely affect the Group’s AUM, results of operations and financial condition.

The Group is dependent upon third‑party distribution channels to access clients and potential clients.

JHG’s ability to market and distribute its investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker‑dealers, financial advisors, multi‑managers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and competitive with, products offered by JHG. In addition, JHG’s existing relationships with third‑party distributors and access to new distributors could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing JHG’s investment products or increased competition to access third‑party distribution channels. Moreover, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional regulations could lead to further changes, potentially resulting in reduced distribution of certain of the Group’s products. The inability of JHG to access clients through third‑party distribution channels could adversely affect the Group’s business prospects, AUM, results of operations and financial condition.

The global scope of JHG’s business subjects the Group to market‑specific political, economic and other risks that may adversely impact the Group’s revenue and income generated overseas.

The Group’s global portfolios and revenue derived from managing these portfolios are subject to significant risks of loss as a result of political, economic and diplomatic developments; currency fluctuations; social instability; changes in governmental policies; regulation and enforcement; expropriation; nationalization; asset confiscation; and changes in legislation related to non‑U.S. ownership. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces; changes in currency exchange rates, interest rates, inflation rates and the yield curve; defaults by trading counterparties; bond defaults; revaluation and bond market liquidity risks; geopolitical risks; the imposition of economic sanctions; and other factors that are difficult to predict, affect the mix, market values and levels of JHG’s AUM. Political events in any country or region could result in significant declines in equity and/or fixed income securities exposed to such a country or region and, to the extent that JHG has a concentration of AUM in such a country or region, could result in a material adverse effect on the AUM, results of operations and financial condition of the Group. In addition, international trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication.  Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede the Group’s ability to distribute or authorize products or maintain its authorizations in their respective markets.  Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors.  As the Group’s business grows in non‑U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets may have a negative impact on the long‑term investment climate in these and other areas, and, as a result, JHG’s AUM and the corresponding revenue and income generated from these markets may be negatively affected.

Harm to JHG’s reputation or poor investment performance of JHG’s products could reduce the level of AUM or affect sales, potentially negatively impacting the Group’s revenue and net income. JHG’s reputation is critical to the success of the Group.

JHG believes that its brand name is well received both in the asset management industry and with its clients, reflecting the fact that the brand, like the business, is based in part on trust and confidence. If the reputation of JHG is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds advised by JHG, or funds may terminate or reduce AUM under their management agreements with JHG, which could reduce the amount of AUM of the Group and cause the Group to suffer a corresponding loss in revenue and income. The investment performance of JHG, along with achieving and maintaining superior distribution and client services, is also critical to the success of the business. Strong investment performance has historically stimulated sales of JHG investment products. Poor investment performance as compared to third‑party benchmarks or competitive products has in the past, and could in the future, lead to a decrease in sales of investment products managed by JHG and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing management fees. No assurance can be given that past or present investment performance in the investment products JHG manages is indicative of future performance. Any poor investment performance may negatively impact the revenue and net income of JHG. The reputation of JHG could also be damaged by factors such as litigation; regulatory action; loss of key personnel; misconduct; operational failures (including any failures during implementation of new or rationalization of existing systems and processes); the mismanagement, theft, loss or misuse of client data; fraud (by employees or third parties); failure to manage conflicts of interest or satisfy fiduciary responsibilities; and negative publicity or press speculation (whether or not any such allegations or claims are valid or ultimately disproved, dismissed or withdrawn). Reputational harm or poor investment performance may cause JHG to lose current clients and it may be unable to continue to attract new clients or develop new business. If JHG fails to address, or appears to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, it may be unsuccessful in repairing any existing harm to its reputation or performance, and the Group’s future business prospects would likely be affected.

JHG has significant goodwill and intangible assets that are subject to impairment.

At December 31, 2018, JHG’s goodwill and intangible assets totaled $4,601.3 million. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. JHG has recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under accounting pronouncements generally accepted in the United States of America (“U.S. GAAP”), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight‑line basis over their estimated useful lives and reviewed for impairment whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect JHG’s AUM, results of operations and financial condition.

JHG’s businesses are dependent on investment management agreements that are subject to termination, non‑renewal or reductions in fees.

JHG derives revenue from investment management agreements with investment funds, institutional investors and other investors. With respect to investment management agreements with U.S. mutual funds, these agreements may be terminated by either party with notice, or in the event of an “assignment” (as defined in the Investment Company Act), and must be approved and renewed annually by the independent members of each fund’s board of directors or trustees or its shareowners, as required by law. In addition, the board of directors or trustees of certain investment funds and institutional and other investors generally may terminate their investment management agreements upon written notice for any reason and without penalty. Such U.S. mutual funds, investment funds or other investors may choose to exercise such termination rights at any time. In addition, the annual review of U.S. mutual funds investment management agreements, as required by law, could result in a reduction in the Group’s advisory fee revenues. The termination of or failure to renew one or more of these agreements or the reduction of the fee rates applicable to such agreements could have a material adverse effect on the Group’s AUM, results of operations and financial condition.

Failure to properly address conflicts of interest could harm JHG’s reputation, business and results of operations.

JHG’s business requires continuously managing actual and potential conflicts of interest, including situations where the Group’s services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of JHG or its employees. The willingness of clients to enter into transactions in which such a conflict might arise may be affected if the Group fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, failure to appropriately manage potential or perceived conflicts or the crystallization of a conflict of interest could give rise to litigation or regulatory enforcement actions.

Operational and Technology Risks

JHG could be subject to losses and reputational harm if the Group, or its agents, fail to properly safeguard sensitive and confidential information or as a result of cyberattacks.

JHG is dependent on the continued effectiveness of its information and cyber-security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that resides in or is transmitted through such systems.

As part of JHG’s normal operations, the Group maintains and transmits confidential information about its clients and employees as well as proprietary information relating to its business operations. JHG maintains a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data, is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, authorized persons could inadvertently or intentionally release confidential or proprietary information. Although JHG takes precautions to password protect and encrypt its mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by JHG. Breach or other failure of JHG’s technology systems, including those of third parties with which the Group does business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. The Group’s use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt the Group’s operations and result in misappropriation, corruption or loss of confidential or proprietary information. Moreover, loss of confidential customer identification information could harm JHG’s reputation, result in the termination of contracts by the Group’s existing customers and subject the Group to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

The increasing prevalence and sophistication of cyberattacks generally and the heightened profile of JHG as a result of its increased scale and breadth of global activities may result in an increase in the volume and sophistication of cyberattacks on JHG specifically. This may increase the amount of investment that the Group will need to make to minimize the risk of harm to its business and potentially increase the risk that, despite such investment, the Group will be a victim of a successful cyberattack. Recent well‑publicized security breaches at other companies have exposed failings by companies to keep pace with the threats posed by cyberattackers and have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks, and may in the future result in heightened cyber-security requirements, including additional regulatory expectations for oversight of vendors and service providers, which could lead to increased costs or fines or public censure, which could lead to a damaged reputation and loss of customers (and a decrease in AUM, lower revenue and reduced net income) as a result.

Due to the Group’s interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, the Group may be adversely affected if any of them are subject to a successful cyberattack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Software applications that JHG uses in its business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact JHG’s business. Also, such third-party applications may include confidential and proprietary data provided by vendors and by JHG. The Group may be subject to indemnification costs and liability to third parties if it breaches any confidentiality obligations regarding vendor data, for losses related to the data, or if data it provides is deemed to infringe upon the rights of others.

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. For example, effective from May 2018, the EU significantly increased the potential penalties for noncompliance with requirements for the handling and maintenance of personal and sensitive data concerning customers and employees. The Group’s failure to comply with these requirements could result in penalties of up to 4% of its global revenues, regulatory action and reputational risk. While JHG strives to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect its business, results of operations and financial condition.

Intech’s investment process is highly dependent on key employees and proprietary software.

Intech’s investment process (which relates to approximately 13% of JHG’s AUM as of December 31, 2018) is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key Intech employees. If Intech is unable to retain key personnel or properly transition key personnel responsibilities to others, if the mathematical investment strategies developed by Intech fail to produce the intended results, or if errors occur in the development or implementation of Intech’s mathematical models, Intech may not be able to maintain its historical level of investment performance, which could adversely affect JHG’s AUM, results of operations and financial condition, and could also result in legal claims against JHG or regulatory investigations in respect of its operations.

Failure to maintain adequate controls and risk management policies, the circumvention of controls and policies, or fraud as well as failure to maintain adequate infrastructure or failures in operational or risk management processes and systems, could have an adverse effect on the Group’s AUM, results of operation and financial condition.

JHG has a comprehensive risk management process and will continue to enhance various controls, procedures, policies and systems to monitor and manage risks to its business; however, there can be no assurances that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to the business. JHG is subject to the risk that its employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with the Group’s controls, policies and procedures (including insider trading). Any operational errors or negligence by the employees of, or others acting on behalf of, JHG or weaknesses in the internal controls over those processes could result in losses for JHG, a requirement for JHG to compensate clients for losses suffered and/or regulatory fines. Persistent or repeated attempts involving conflicts of interest, circumvention of policies and controls, fraud or insider trading could have a materially adverse impact on JHG’s reputation and could lead to costly regulatory inquiries.

The JHG business is also highly dependent on the integrity, security and reliability of its information technology systems and infrastructure. If any of the critical systems or infrastructure do not operate properly or are disabled, the ability of JHG to perform effective investment management on behalf of its clients could be impaired. In addition, the failure to maintain an infrastructure commensurate with the size and scope of JHG’s business, including any expansion, could impede the Group’s productivity and growth, which could negatively impact AUM, results of operations and financial condition.

JHG’s infrastructure, including its technological capacity, data centers and office space, is vital to the operations and competitiveness of its business. The failure to maintain an infrastructure commensurate with the size and scope of JHG’s business, including any expansion, could impede the Group’s productivity and growth, which could negatively impact AUM, results of operations and financial condition, and increase operational risk.

Insurance may not be available on a cost‑effective basis to help protect JHG from potential liabilities.

JHG faces the inherent risk of liability related to litigation from clients, third‑party vendors or others. To help protect against these potential liabilities, JHG has purchased insurance in amounts, and against risks, that JHG considers appropriate, where such insurance is available at prices it deems acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide JHG with coverage, or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose JHG to additional costs through higher premiums or the assumption of higher deductibles or co‑insurance liability.

JHG’s business may be vulnerable to failures of support systems and client service functions provided by third‑party vendors.

JHG’s client service capabilities as well as its ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are significantly dependent on communication and information systems and services provided by third‑party vendors. The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client services to the shareholders of funds and other investment products managed by JHG are essential to the Group’s operations. Any delays, errors or inaccuracies in obtaining pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could impact client relationships, result in financial loss and potentially give rise to regulatory action and claims against JHG. A failure of third‑party systems or services could adversely affect JHG’s AUM, results of operations and financial condition.

JHG depends on third‑party service providers and other key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles, and other distribution and operational needs. If JHG’s third‑party service providers or other key vendors fail to fulfill their obligations, experience service interruptions, cease providing their services on short notice or otherwise provide inadequate service, it could lead to operational and regulatory problems, including with respect to certain of the Group’s products, which could result in losses, enforcement actions, or reputational harm, and which could negatively impact the Group’s AUM, results of operations and financial condition.

Failure to maintain adequate business continuity plans could have a material adverse impact on JHG and its products.

Significant portions of JHG’s business operations and those of its critical third‑party service providers are concentrated in a few geographic areas, including the UK, U.S., Luxembourg and Australia. Should JHG, or any of its critical service providers, experience a significant local or regional disaster or other business continuity problem, the Group’s continued success will depend in part on the safety and availability of its personnel, its office facilities, and the proper functioning of its computer, telecommunication and other related systems and operations. The failure by JHG, or any of its critical service providers, to maintain updated and adequate business continuity plans, including backup facilities, could impede the Group’s ability to operate in the event of a disruption. This could negatively impact the Group’s AUM, results of operations and financial condition. JHG has developed various backup systems and contingency plans but no assurance can be given that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, JHG will rely to varying degrees on outside vendors for disaster contingency support, and, notwithstanding any due diligence or oversight carried out by JHG, no assurance can be given that these vendors will be able to perform in an adequate and timely manner. If JHG, or any of its critical service providers, is unable to respond adequately to such an event in a timely manner, the Group may be unable to continue its business operations, which could lead to a damaged reputation and loss of customers, resulting in a decrease in AUM, lower revenue and reduced net income.

JHG’s indebtedness could adversely affect its financial condition and results of operations.

JHG’s indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements will increase JHG’s vulnerability to adverse economic, market and industry conditions; limit JHG’s flexibility in planning for or reacting to changes in business operations or to the asset management industry overall; and place JHG at a disadvantage in relation to competitors that have lower debt levels. Any or all of the above events and factors could adversely affect JHG’s AUM, results of operations and financial condition.

Legal and Regulatory Risks

JHG is periodically involved in various legal proceedings and regulatory matters, and may be involved in such proceedings in the future.

JHG and its employees are periodically involved in various legal proceedings and regulatory investigations. Among other things, such matters may result in fines, censure, suspension of personnel and revocation of licenses. Any of these outcomes could adversely affect JHG’s AUM, results of operations and financial condition. Additionally, JHG and its employees have received and may receive in the future requests for information in connection with certain investigations or proceedings from various governmental and regulatory authorities. These investigations or proceedings may result in increased costs or reputational harm to the Group, which may lower sales and increase redemptions.

JHG operates in an industry that is highly regulated in most countries, and any enforcement action or adverse changes in the laws or regulations governing its business could adversely affect its business, results of operations or financial condition.

Like all investment management firms, JHG’s activities are highly regulated in almost all countries in which it conducts business. The Group is subject to regulation in the U.S., the UK, Europe, Australia and other international markets, including regulation by the SEC, FINRA, the CFTC, the NFA, ASIC in Australia, the CSSF in Luxembourg and the FCA in the UK. Subsidiaries operating in the EU are subject to various EU directives, which are implemented by member state national legislation, and regulations, which are directly applicable without further implementation. JHG’s operations elsewhere in the world are regulated by similar regulatory organizations.

Laws and regulations applied at the international, national, state or provincial and local level generally grant governmental agencies and industry self‑regulatory authorities broad administrative discretion over JHG’s activities, including the power to limit or restrict its business activities, to conduct examinations, risk assessments, investigations and capital adequacy reviews, and to impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, JHG could face requirements that negatively impact the way in which it conducts business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions that could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of its business organizations or key personnel, or the imposition of fines and censures on it or its employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against JHG, could affect its reputation, increase its costs of doing business and/or negatively impact revenues, any of which could have an adverse impact on JHG’s results of operations or financial condition.

JHG may also be adversely affected as a result of new or revised legislation or regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The costs and burdens of compliance with these and other current and future reporting and operational requirements and regulations have increased significantly and may continue to increase the cost of offering mutual funds and other investment products and services, which could adversely affect JHG’s AUM, business, results of operations or financial condition.

The regulatory environment in which JHG operates frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise developed in multiple jurisdictions globally in recent years, and various other proposals remain under consideration by legislators, regulators and other government officials and public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material impact on JHG’s business, results of operations or financial condition. JHG may be adversely affected as a result of the new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

Proposed Changes in the U.S. Regulatory Framework

In the U.S., the government and other institutions have taken action, and may continue to take further action, in response to the volatility in the global financial markets. For example, the Dodd‑Frank Act was signed into law in July 2010. Certain provisions have required JHG, and other provisions will or may require JHG, to change and or impose new limitations on the manner in which it conducts business and has increased regulatory burdens and related compliance costs. Rulemaking is still ongoing for the Dodd‑Frank Act, and any further actions could include new rules and requirements that may be applicable to JHG, the effect of which could have additional adverse consequences to JHG’s business, results of operations or financial condition. The Trump administration has indicated a desire to repeal, revise or replace aspects of the Dodd-Frank Act, but the timing and details on specific proposals are uncertain.

Regulators also continue to examine the different aspects of the asset management industry. For example, in December 2014, the chairperson of the SEC announced a comprehensive agenda for regulatory change governing the U.S. asset management industry and directed SEC staff to develop a five‑part series of new regulations addressing the topics of enhanced portfolio reporting, liquidity risk management, leverage and use of derivatives, adviser wind-up, and stress testing for funds and advisers. This resulted in new regulations regarding enhanced portfolio reporting (Investment Company Reporting Modernization Reforms) and liquidity risk management (Investment Company Liquidity Risk Management Rules). The SEC has proposed a new rule that would materially restrict the manner in which many investment companies use derivatives transactions (swaps, futures and forwards) and financial commitment transactions (reverse repurchase agreements, but not repurchase agreements), short sale borrowings or any other firm or standby financial commitment. These new industry rules can be expected to add additional reporting, operational and compliance costs and may affect the development of new products. JHG believes these proposals could increase operational and compliance costs. It is unclear whether any of the former SEC chairperson’s other initiatives will result in any new rulemaking.

The FSOC has the authority under the Dodd-Frank Act to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies determined to be “systemically important” for supervision by the Federal Reserve. To date, FSOC has not designated any asset management firms or funds as a systemically important financial institution. In the unlikely event that such designation were to occur, JHG would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

The full extent of the impact on JHG of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed, including by the Trump administration, which has expressed support for potential modifications to the Dodd‑Frank Act and other deregulatory measures, and regulatory reform initiatives and enforcement agendas pursued by regulators such as the SEC and the DOL (which have separately expressed support for investor protection initiatives that may impact how and to whom certain investment products can be distributed in the U.S.), is impossible to determine. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact JHG in other ways that could have a material adverse impact on JHG’s business, results of operations or financial condition. Moreover, certain legal or regulatory changes could require JHG to modify its strategies, businesses or operations, and these changes may result in the incurrence of other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment.

Proposed Changes in the European Union Regulatory Framework

The EU has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages, and have been, are being, or will or would be implemented by national legislation in member states. MiFID II is an example of such regulation, which seeks to promote a single market for wholesale and retail transactions in financial instruments. MiFID II, which came into effect on January 3, 2018, addresses the conduct of business rules for intermediaries providing investment services and the effective, efficient and safe operation of financial markets. Key elements of MiFID II in relation to investor protection measures include changes to the extent to which retrocessions may be paid and the use of trading commissions to fund research. Further such regulatory changes may have a direct impact on the revenue of JHG’s asset management business should they result in operational changes and increased operational or compliance costs.

Various regulators promulgated or are considering other new disclosure or suitability requirements pertaining to the distribution of investment funds and other investment products or services, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale. As with the Dodd‑Frank Act, the Group does not believe implementation of these directives will fundamentally change the asset management industry or cause JHG to reconsider its fundamental strategy, but certain provisions may require JHG to change or impose new limitations on the manner in which it conducts business and may result in increased fee and margin pressure from clients. They also have increased regulatory burdens and compliance costs, and will or may continue to do so. Certain provisions, such as MiFID II, may have unintended adverse consequences on the liquidity or structure of the financial markets. Similar developments are being implemented or considered in other jurisdictions where JHG does business; such developments could have similar effects.

There are EU proposals which, if introduced, would mean a revised prudential regime would be applicable to JHG’s EU subsidiaries that are investment firms for the purposes of MiFID II. The European Commission intends to establish a new prudential framework for these firms. In summary, the current proposals mean that certain systemically important firms will be reclassified as credit institutions and will be subject to prudential requirements set out in Capital Requirements Directive IV (“CRD IV”). All other investment firms will be subject to a new prudential framework, replacing the requirements set out in CRD IV. Small and non-interconnected investment firms will be subject to limited prudential requirements. “K-factors” will be used in the classification of investment firms and in the new capital requirements methodology for investment firms. K-factors are quantitative indicators intended to represent the risks that an investment firm can pose to customers, to market access or liquidity, and to the firm itself. Investment firms could be subject to revised regulatory capital, remuneration and governance standards. The European Commission also intends to use the new regime to tighten requirements relating to the supervision of firms with parent undertakings in third countries. The aim of the framework is to simplify the prudential classification of investment firms and establish a single harmonized approach to their prudential requirements. It also seeks to increase proportionality and risk-sensitivity and reduce the complexity of the existing system.

In April 2018, the FCA published a policy statement outlining its feedback and final rules relating to its Asset Management Market Study. The final rules and guidance cover a number of areas, including a requirement for managers of UK funds to make an annual assessment of value (as part of their duty to act in the best interests of the investors in their funds) and a requirement for managers to appoint a minimum of two independent directors to the boards of companies managing UK domiciled funds. The final rules and guidance will have staged implementation commencing in 2019.

The full impact of potential legal and regulatory changes or possible enforcement proceedings on the JHG business cannot be predicted. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements, including costs related to information technology systems, or may impact JHG in other ways that could have an adverse impact on JHG’s results of operations or financial condition, including by placing further downward pressure on fees. Similarly, regulatory enforcement actions that impose significant penalties or compliance obligations or that result in significant reputational harm could have similar adverse effects on JHG. Moreover, certain legal or regulatory changes could require JHG to modify its strategies, businesses or operations, and it may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added pressures regarding fee levels. In addition, the 2016 presidential election in the U.S. and recent elections in Europe have created additional uncertainty as to the future regulatory environment and how it may impact JHG.

To the extent that existing or future regulations affect the sale of and fees charged by JHG in respect of its products and services or investment strategies may cause or contribute to reduced sales or increased redemptions of its products, impair the investment performance of its products or impact its product mix, JHG’s aggregate assets under management, results of operations or financial condition might be adversely affected.

JHG may have increased regulatory capital requirements imposed on it by regulators, which could negatively impact the Group’s ability to return capital or pay dividends to shareholders or its results of operations and financial condition.

JHG’s regulators typically have broad discretion to impose increased regulatory capital requirements on the regulated entities in their respective groups. It is possible that the regulatory capital requirements that JHG’s business is subject to currently may be subject to change and could increase. For example, there are EU proposals which, if introduced, would mean a revised prudential regime would be applicable to JHG’s EU subsidiaries that are investment firms for the purposes of MiFID II. For further details, see “―JHG operates in an industry that is highly regulated in most countries, and any enforcement action or adverse changes in the laws or regulations governing its business could adversely affect its business, results of operations or financial condition―Proposed Changes in the European Union Regulatory Framework.” The imposition of increased regulatory capital requirements could negatively impact the Group’s ability to return capital or pay dividends to shareholders, restrict its ability to make future acquisitions or, should the Company be required to raise additional capital, negatively impact its results of operations and financial condition.

Failure to comply with client contractual requirements and/or investment guidelines could negatively impact JHG’s assets under management, results of operations and financial condition.

Many of the investment management agreements under which JHG manages assets or provides services specify investment guidelines or requirements that the Group is required to observe in the provision of its services. Laws and regulations also impose similar requirements for certain accounts. A failure to follow these guidelines or requirements could result in damage to the Group’s reputation or in clients seeking to recover losses, withdrawing their assets or terminating their contracts, any one of which could cause revenues and profitability to decline. In addition, breach of these investment guidelines or requirements could result in regulatory investigation, censure and/or fine.

The UK electorate voted in favor of a UK exit from the EU in a referendum, which could adversely impact JHG’s business, results of operations and financial condition.

The UK government held an “in‑or‑out” referendum in June 2016 on the UK’s membership in the EU. The UK electorate voted in favor of a UK exit from the EU (“Brexit”). The terms of the UK’s exit from the EU, expected to take place on March 29, 2019, are not yet finalized and it is not clear whether there will be a transitional period (currently expected to be until December 31, 2020, if agreed) during which key elements of the UK’s relationship with the EU would remain in place, including the ability for UK firms to “passport” services into the EU and vice versa. JHG remains headquartered in the UK and conducts business in Europe through subsidiaries and branches in the EU as well as conducting cross‑border business into the EU from the UK. Depending on the final terms of Brexit, and despite steps already undertaken by JHG in preparation for Brexit, JHG will face additional costs, including possibly additional taxation, and other challenges, including new impediments to conducting EU business and costs of restructuring and other changes to facilitate continuing European business activities. Should UK-based asset management firms lose their current level of access to the single EU market as a result of Brexit, JHG may incur additional costs due to having to relocate additional activities to within the EU. For example, should EU investors no longer wish or be able for their own internal reasons to hold UK domiciled funds as a result of Brexit, this may result in European investors withdrawing from UK UCITS products managed by JHG, which could negatively impact the results of JHG’s operations and financial condition.

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

Any of the foregoing factors could have a material adverse effect on JHG’s business, results of operations or financial condition.

JHG may not manage risks associated with the replacement of benchmark indices effectively

The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates introduces a number of risks for the Group, its clients and the financial services industry more widely. These includes legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required; financial risks, arising from any changes in the valuation of financial instruments linked to benchmark indices; pricing risks, as changes to benchmark indices could impact pricing mechanisms on some instruments; operational risks, due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes; and conduct risks, relating to communication with potential impact on customers and engagement during the transition away from benchmark indices such as LIBOR.

It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur over the course of the next few years. The FCA, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that the FCA will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. Accordingly, it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect JHG; however, the implementation of alternative benchmark rates to LIBOR may have a material adverse effect on JHG’s business, results of operations or financial condition.

JHG may be subject to claims of lack of suitability.

If clients of JHG suffer losses on funds or investment mandates managed by the Group, they may seek compensation from JHG on the basis of allegations that the funds and/or investment mandates were not suitable for such clients or that the fund prospectuses or other marketing materials contained material errors or were misleading. Despite the controls relating to disclosure in fund prospectuses and marketing materials, it is possible that such action may be successful, which in turn could adversely affect the business, financial condition and results of operations of the Group. Any claim for lack of suitability may also result in regulatory investigation, censure and/or fine, and may damage the reputation of JHG.

As a foreign private issuer, JHG is not subject to certain U.S. securities law disclosure requirements that apply to a domestic U.S. issuer, which may limit the information publicly available to our shareholders.

As a foreign private issuer, JHG is not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act and therefore there may be less publicly available information about the company than if it were a U.S. domestic issuer. For example, JHG is not subject to the proxy rules in the U.S., and disclosure with respect to its annual meetings are governed by Jersey law and ASX requirements. In addition, JHG’s officers, directors and significant shareholders are exempt from the reporting and “short‑swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, JHG’s shareholders may not know on a timely basis when the company’s officers, directors and significant shareholders purchase or sell shares.

Risks Related to Taxes

Changes to tax laws could adversely affect JHG.

The determination of the company’s provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, UK as well as other international jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate and the amount of tax payable by the Group.

The tax affairs of the Group will in the ordinary course be reviewed by tax authorities, which may disagree with certain positions that JHG has taken, or that members of the Group have taken or will take in the future, and assess additional taxes. JHG regularly assesses the likely outcomes of such tax inquiries, investigations or audits in order to determine the appropriateness of their respective tax provisions. However, there can be no assurance that JHG will accurately predict the outcomes of these inquiries, investigations or audits, and the actual outcomes of these inquiries, investigations or audits could have a material impact on the Group’s financial results.

As a result of the Merger, the IRS may assert that JHG is to be treated as a domestic corporation or otherwise subject to certain adverse consequences for U.S. federal income tax purposes.

Although JHG is a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK, the U.S. Internal Revenue Services (the “IRS”) may assert that JHG, as a result of the Merger, should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to section 7874 of the U.S. Internal Revenue Code of 1986, as amended (“Section 7874”).

Section 7874 provides that if, following an acquisition of a U.S. corporation by a non‑U.S. corporation, at least 80% of the acquiring non‑U.S. corporation’s stock (by vote or value) is considered to be held by former shareholders of the U.S. corporation by reason of holding stock of such U.S. corporation (such percentage referred to as the “ownership percentage” and such test referred to as the “80% ownership test”), and the “expanded affiliated group,” which includes the acquiring non‑U.S. corporation, does not have substantial business activities in the country in which the acquiring non‑U.S. corporation is created or organized, then the non‑U.S. corporation would be treated as a U.S. corporation for U.S. federal income tax purposes even though it is a corporation created and organized outside the U.S.

JHG does not believe that the 80% ownership test was satisfied as a result of the Merger. If the 80% ownership test were satisfied and, as a result, JHG were treated as a U.S. corporation for U.S. federal income tax purposes, JHG could be liable for substantial additional U.S. federal income tax on its operations and income. Additionally, if JHG were treated as a U.S. corporation for U.S. federal income tax purposes, non‑U.S. JHG shareholders would generally be subject to U.S. withholding tax on the gross amount of any dividends paid by JHG to such shareholders.

Section 7874 also provides that if, following an acquisition of a U.S. corporation by a non‑U.S. corporation, the ownership percentage is equal to or greater than 60% but less than 80% (such test referred to as the “60% ownership test”), then the U.S. corporation and its affiliates could be prohibited from using their foreign tax credits or other U.S. federal tax attributes to offset the income or gain recognized by reason of the transfer of property to a non‑U.S. related person or any income received or accrued by reason of a license of any property by such U.S. entity to a non‑U.S. related person. Further, certain JCG stock compensation held directly or indirectly by management prior to the Merger would be subject to an excise tax at a rate equal to 15%. In addition, under U.S. Treasury temporary regulations, JHG’s ability to integrate certain non‑U.S. operations or to access cash earned by non‑U.S. subsidiaries may be limited. JHG does not believe that the 60% ownership test was satisfied as a result of the Merger.

Because there is only limited guidance on the manner in which the ownership percentage is to be determined, there can be no assurance that the IRS will agree with the position that JHG is to be treated as a non‑U.S. corporation or that JHG is not to be subject to the other adverse U.S. federal income tax consequences associated with satisfying the 60% ownership test.

Jersey Company Risks

JHG’s ordinary shares are governed by the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a U.S. state.

JHG is organized under the laws of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the EU. Jersey, Channel Islands, legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that the laws of Jersey, Channel Islands, will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of investors.

U.S. shareholders may not be able to enforce civil liabilities against JHG.

Certain of JHG’s directors and executive officers are not residents of the U.S. A substantial portion of the assets of such persons are located outside the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons.

Judgments of U.S. courts may not be directly enforceable outside of the U.S., and the enforcement of judgments of U.S. courts outside of the U.S. may be subject to limitations. Investors may also have difficulties pursuing an original action brought in a court in a jurisdiction outside the U.S. for liabilities under the securities laws of the U.S.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

JHG has 29 offices across the UK, Europe, North America, Asia and Australia. JHG’s corporate headquarters is located in London, where it occupies approximately 107,000 square feet on a long‑term lease that expires in 2028. JHG also has significant operations in Denver, Colorado occupying approximately 160,000 square feet of office space in two separate locations. The primary office building in Denver accounts for 91% of the total square feet of office space in Denver, and its lease expires in 2025. The remaining 26 offices total approximately 129,000 square feet and are all leased. In the opinion of management, the space and equipment leased by the Group are adequate for existing operating needs.

ITEM 3.               LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies-Litigation and Other Regulatory Matters.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JHG Common Stock

JHG’s common stock is traded on the New York Stock Exchange (the “NYSE”) (symbol: JHG). On December 31, 2018, there were approximately 47,481 holders of record of JHG’s common stock.

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of JHG’s common stock over the five-year period ending December 31, 2018, the last trading day of 2018, and compares it to the cumulative total return on the Standard and Poor’s (“S&P”) 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2013, in JHG’s common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of JHG’s common stock.

Common Stock Purchases

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on‑market purchases of up to 10% of the issued share capital of the Group. In August 2018, the Group commenced an on-market buyback program to repurchase up to $100 million of its ordinary shares on the NYSE and its CDIs on the ASX over 12 months. The Group purchased 3,993,374 shares of common stock for $99.8 million in 2018. The purchased shares were cancelled.

On February 4, 2019, the Board approved JHG commencing a new on-market share buyback program in 2019, on a date to be determined and announced by JHG. The Group intends to spend up to $200 million to buy its ordinary shares on the NYSE and its CDIs on the ASX for its share buyback program that is expected to be completed over the next 12 months. The program is subject to JHG appointing a corporate broker.

During the first quarter 2019, JHG will purchase shares on-market for the annual share grants associated with 2018 variable compensation, which is not connected with the above Board approval. As a policy, JHG does not issue new shares to employees as part of its annual compensation practices.

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on‑market or by the issue of ordinary shares.

The following table presents JHG ordinary shares purchased on‑market by month during 2018 in satisfaction of employee awards and entitlements, and in connection with the share buyback program.

	Total		Total number of shares	Approximate dollar value of
	number of	Average	purchased as part of	shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	5,783	$41.00	—	—
February	1,130,501	35.74	—	—
March	1,196,671	34.37	—	—
April	13,007	32.47	—	—
May	39,207	31.97	—	—
June	2,747	32.16	—	—
July	12,330	31.84	—	$ 100
August	1,235,278	28.56	1,221,029	$ 65
September	560,737	27.13	552,475	$ 50
October	41,407	25.10	—	$ 50
November	1,206,793	23.53	1,198,986	$ 22
December	1,037,262	21.26	1,020,884	$ -
Total	6,481,723	$28.68	3,993,374

ITEM 6.               SELECTED FINANCIAL DATA

The selected financial data below was derived from the Group’s consolidated financial statements and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of JHG, and Part II, Item 8, Financial Statements and Supplementary Data. Data presented for the years ended December 31, 2016, 2015 and 2014, are pre-merger and are not comparable with the results presented in 2017 or

2018. Data presented for the year ended December 31, 2017, includes the impact of the Merger from May 30, 2017, through the end of the year.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions, except per share data and operating data)
Consolidated statement of comprehensive income:
Total revenues	$2,306.4	$1,818.3	$1,018.2	$1,177.7	$1,120.2
Operating expenses	1,656.6	1,376.0	786.1	860.4	821.7
Operating income	649.8	442.3	232.1	317.3	298.5
Operating margin	28.2%	24.3%	22.8%	26.9%	26.6%
Interest expense (1)	(15.7)	(11.9)	(6.6)	(20.1)	(19.3)
Investment gains (losses), net (2)	(40.9)	18.0	(11.7)	39.7	285.9
Other non-operating income (expenses), net	68.6	(1.0)	(1.9)	0.6	(1.5)
Income tax benefit (provision) (3)	(162.2)	211.0	(34.6)	(6.1)	(52.6)
Net income	499.6	658.4	177.3	331.4	511.0
Net loss (income) attributable to noncontrolling interests (4)	24.2	(2.9)	11.7	(1.6)	(7.7)
Net income attributable to JHG	$523.8	$655.5	$189.0	$329.8	$503.3
Earnings per share attributable to JHG common shareholders:
Diluted	$2.61	$3.93	$1.66	$2.78	$4.21
Weighted-average diluted common shares outstanding (in millions)	195.9	162.3	1,111.1	1,154.5	1,154.4
Dividends declared and paid per share:
GBP	—	£0.0915	£0.1040	£0.0950	£0.0845
USD	$1.40	$0.64	$—	$—	$—
Consolidated balance sheet (as of December 31):
Total assets	$6,911.9	$7,272.7	$2,433.4	$2,835.2	$2,840.5
Long-term debt (including current portion)	$319.1	$379.2	$—	$220.9	$233.0
Deferred income taxes, net	$729.9	$752.6	$70.7	$86.3	$87.5
Other non-current liabilities	$79.2	$99.6	$39.0	$49.4	$52.6
Redeemable noncontrolling interests (5)	$136.1	$190.3	$158.0	$82.9	$4.4
Cash flow:
Cash flows provided by operating activities	$670.8	$444.1	$235.1	$388.9	$226.8
Operating data (in billions):
Ending AUM	$328.5	$370.8	$124.7	$135.6	$126.5
Average AUM	$367.7	$262.1	$129.4	$127.7	$121.2

(1)	The Group repaid its 7.25% Senior Notes due 2016 (the “2016 Senior Notes”) in March 2016, thus interest expense decreased in 2016 compared to 2015 and 2014.
(2)

The Group sold its property business for a gain of $245.3 million and a share in a joint venture in 2014. The Group’s share in the joint venture was sold in 2015 and an $18.9 million gain was recognized.

(3)

The Group’s income tax provision in 2015 was extraordinarily low primarily due to one off tax benefits, which included a reduction in the UK tax rate, tax benefits arising from the exercise of stock-based compensation awards and the settlement of tax positions with the UK tax authorities. The Group’s income tax provision in 2017 includes a one-time tax benefit of $340.7 million related to new U.S. tax legislation.

(4)	The Group’s net loss (income) attributable to noncontrolling interests primarily relate to the Group’s seeded investment products and will fluctuate based on the market value of the investments.
(5)	Changes in redeemable noncontrolling interest are due to changes in ownership and the market value of seed capital investments.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JHG

Business Overview

JHG is an independent global asset manager, specializing in active investment across all major asset classes. JHG actively manages a broad range of investment products for institutional and retail investors across five capabilities: Equities, Quantitative Equities, Fixed Income, Multi‑Asset and Alternatives.

On May 30, 2017, JHG completed a merger of equals with JCG (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

Segment Considerations

JHG is a global asset manager and manages a range of investment products, operating across various product lines, distribution channels and geographic regions. However, resources are allocated and the business is managed by the chief operating decision‑maker, the Chief Executive Officer (“CEO”), on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, the Group operates as a single segment investment management business.

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based upon a percentage of the market value of AUM and are calculated using either the daily, month‑end or quarter‑end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Group’s operating results. Additionally, AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. This is sometimes subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund and client contracts allow for negative performance fees where there is underperformance against the relevant index.

2018 SUMMARY

2018 Highlights

•	Investment performance remained solid, with 55%, 61% and 72% of AUM outperforming benchmarks on a one-, three- and five-year basis, respectively, as of December 31, 2018.

•	Decrease of AUM to $328.5 billion, down 11% from December 31, 2017, due to net outflows, adverse market movements and unfavorable foreign currency translation.

•	2018 diluted earnings per share of $2.61, or $2.74 on an adjusted basis. Refer to the Non‑GAAP Financial Measures section for information on adjusted non‑GAAP figures.

•	Targeted cost synergies of $125 million as of December 31, 2018, achieved well ahead of plan.

•	Completion of a strategic partnership with BNP Paribas Securities Services (“BNP Paribas”), supporting the Group’s global operating model.

•	During the year ended December 31, 2018, the Group acquired 3,993,374 shares of its common stock for approximately $100 million, with an additional $200 million of buybacks approved for 2019.

•	Redemption and settlement of the Group’s 2018 Convertible Notes with $95.3 million cash.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non‑GAAP figures are presented in the Non‑GAAP Financial Measures section.

Revenue for the year ended December 31, 2018, was $2,306.4 million, an increase of $488.1 million, or 27%, from December 31, 2017. This increase was primarily driven by five additional months of JCG revenues totaling $542.0 million during the year ended December 31, 2018. Average AUM increased by 5% and positively impacted management fees during the year ended December 31, 2018, compared to the same period in 2017. These increases are partially offset by lower performance fees.

Total operating expenses for the year ended December 31, 2018, were $1,656.6 million, an increase of $280.6 million, or 20%, compared to operating expenses for the year ended December 31, 2017. Five additional months of JCG operations contributed $337.9 million to operating expenses in the year ended December 31, 2018. Deal and integration costs, which were significantly higher in 2017 compared to 2018, also contributed to the variance.

Operating income for the year ended December 31, 2018, was $649.8 million, an increase of $207.5 million, or 47%, compared to the year ended December 31, 2017. The Group’s operating margin was 28.2% in 2018, compared to 24.3% in 2017. Five additional months of JCG operations contributed $204.1 million to operating income in the year ended December 31, 2018.

Net income attributable to JHG in the year ended December 31, 2018, was $523.8 million, a decrease of $131.7 million, or (20%), compared to the year ended December 31, 2017. The decrease was mainly due to an increase in income taxes due to a higher effective tax rate in 2018 compared to 2017, as well as a one-time tax benefit that was recorded in 2017 due to changes in U.S. tax laws. This decrease was partially offset by an additional five months of JCG operations, which contributed $183.8 million to net income attributable to JHG in the year ended December 31, 2018. Other non-operating income (expenses), net (excluding the five additional months of JCG) also improved $45.6 million during the year ended December 31, 2018, compared to the same period in 2017, mainly due to fair value adjustments related to the Dai-ichi options, a gain recognized on the disposal of the Group’s back-office, middle-office and custody functions in the U.S. and foreign currency translation.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of December 31, 2018:

Percentage of assets under management outperforming benchmark	1 year	3 years	5 years
Equities	67%	55%	71%
Fixed Income	36%	88%	93%
Quantitative Equities	20%	11%	15%
Multi-Asset	81%	90%	91%
Alternatives	35%	94%	100%
Total Group	55%	61%	72%

Assets Under Management

The Group’s AUM as of December 31, 2018, was $328.5 billion, a decrease of $42.3 billion, or (11%) from December 31, 2017, driven primarily by net redemptions of $18.1 billion, adverse market movements of $15.7 billion and unfavorable foreign exchange movements of $8.5 billion due to the strengthening of the U.S. dollar (“USD”).

JHG’s non-USD AUM is primarily denominated in Great British pounds (“GBP”), euros (“EUR”) and Australian dollars (“AUD”). During the year ended December 31, 2018, the USD strengthened against the GBP, the EUR and the AUD. As of December 31, 2018, approximately 34% of the Group’s AUM was non-USD-denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares ETNs and certain index products are not included within AUM as JHG is not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $2.2 billion and $4.0 billion as of December 31, 2018, and December 31, 2017, respectively. VelocityShares index product assets not included within AUM totaled $1.7 billion and $0.1 billion as of December 31, 2018, and December 31, 2017, respectively.

Asset and flows by capability for the years ended December 31, 2018, 2017 and 2016, are as follows (in billions):

	Closing AUM							Closing AUM
	Dec. 31,			Net sales				Dec. 31,
	2017	Sales	Redemptions (1)	(redemptions)	Markets	FX (2)	Reclassification	2018
By capability
Equities	$189.7	$33.8	$(43.9)	$(10.1)	$(10.4)	$(3.3)	$1.7	$167.6
Fixed Income	80.1	21.0	(24.8)	(3.8)	(0.8)	(3.6)	0.5	72.4
Quantitative Equities	49.9	3.7	(5.3)	(1.6)	(3.8)	(0.2)	—	44.3
Multi-Asset	31.6	7.6	(5.8)	1.8	(0.5)	(0.5)	(2.2)	30.2
Alternatives	19.5	5.0	(9.4)	(4.4)	(0.2)	(0.9)	—	14.0
Total	$370.8	$71.1	$(89.2)	$(18.1)	$(15.7)	$(8.5)	$—	$328.5

	Closing AUM							Closing AUM
	Dec. 31,			Net sales			Acquisitions &	Dec. 31,
	2016 (3)	Sales	Redemptions (1)	(redemptions)	Markets	FX (2)	disposals	2017
By capability
Equities	$63.6	$32.6	$(32.6)	$—	$21.2	$5.2	$99.7	$189.7
Fixed Income	34.7	17.2	(15.7)	1.5	1.5	3.8	38.6	80.1
Quantitative Equities	—	1.6	(5.2)	(3.6)	5.4	0.1	48.0	49.9
Multi-Asset	9.0	2.8	(3.8)	(1.0)	2.7	0.9	20.0	31.6
Alternatives	17.4	7.7	(7.6)	0.1	0.9	1.6	(0.5)	19.5
Total	$124.7	$61.9	$(64.9)	$(3.0)	$31.7	$11.6	$205.8	$370.8

	Closing AUM							Closing AUM
	Dec. 31,			Net sales			Acquisitions &	Dec. 31,
	2015 (3)	Sales	Redemptions (1)	(redemptions)	Markets	FX (2)	disposals	2016 (3)
By capability
Equities	$68.6	$16.2	$(19.9)	$(3.7)	$3.0	$(4.3)	$—	$63.6
Fixed Income	36.5	10.6	(10.5)	0.1	2.7	(4.6)	—	34.7
Multi-Asset	10.4	0.6	(1.4)	(0.8)	1.1	(1.7)	—	9.0
Alternatives	20.1	7.7	(8.5)	(0.8)	—	(1.9)	—	17.4
Total	$135.6	$35.1	$(40.3)	$(5.2)	$6.8	$(12.5)	$—	$124.7

(1)	Redemptions include the impact of client transfers, which could cause a positive balance on occasion.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non‑USD denominated AUM is translated into USD.
(3)	AUM as of December 31, 2016 and 2015, has been reclassified between capabilities following the completion of the Merger.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of December 31, 2018 (in billions):

Closing AUM
By client type	December 31, 2018
Intermediary	$143.1
Institutional	129.0
Self-directed	56.4
Total	$328.5

Closing AUM
By client location	December 31, 2018
North America	$172.4
EMEA & LatAm	102.7
Asia-Pacific	53.4
Total	$328.5

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

Results of Operations

The year ended December 31, 2017, includes seven months (June through December) of JCG post-merger activity, while the year ended December 31, 2018 includes JCG activity for all months in the period. This scenario creates significant variances throughout the Results of Operations when comparing activity for the year ended December 31, 2018, to the same period in 2017. For purposes of the Results of Operations discussions below, the variances due to this scenario will be separately identified and disclosed as “the inclusion of five additional months of JCG.”

Foreign currency translation impacts the expense analysis throughout the Results of Operations section. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the year ended December 31, 2018, compared to the same period in 2017. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the fund.

Revenue

	Year ended December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Revenue (in millions):
Management fees	$1,947.4	$1,480.9	$886.1	31.5%	67.1%
Performance fees	7.1	103.9	54.8	(93.2)%	89.6%
Shareowner servicing fees	154.2	87.3	—	76.6%	n/m *
Other revenue	197.7	146.2	77.3	35.2%	89.1%
Total revenue	$2,306.4	$1,818.3	$1,018.2	26.8%	78.6%

*     n/m — Not meaningful

Management fees

Management fees increased by $466.5 million, or 31.5%, during the year ended December 31, 2018, compared to the same period in 2017. The inclusion of five additional months of JCG management fees of $437.2 million was the primary driver of the increase.  Higher average AUM due to favorable markets and foreign currency translation also increased management fees by $59.1 million and $22.8 million, respectively.  These increases were partially offset by the net outflows causing a decrease in management fees during the year ended December 31, 2018.

Management fees increased by $594.8 million, or 67.1%, during the year ended December 31, 2017, compared to the same period in 2016 with the inclusion of seven months of legacy JCG management fees of $584.9 million as the largest driver. Average AUM (excluding JCG) increased by 6% and positively affected management fees during the year ended December 31, 2017, compared to the same period in 2016. Positive market movements contributed $80.2 million to the increase in management fees over the prior year. These increases are partially offset by the effect of adverse foreign currency translations ($11.0) million, net outflows causing a decrease in management fees, and lower average gross fee margins. Lower margins are primarily due to a change in product mix (i.e., switch in share classes as a result of the retail distribution review within Europe to a lower fee share class), and are partially offset by a decrease in distribution expenses.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis.

Performance fees by product type consisted of the following for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year ended December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Performance fees (in millions):
SICAVs	$5.3	$49.1	$18.1	(89.2)%	171.3%
UK OEICs & Unit Trusts	4.4	22.8	8.6	(80.7)%	165.1%
Offshore Absolute Return	3.4	8.2	13.6	(58.5)%	(39.7)%
Segregated Mandates	24.8	31.0	8.2	(20.0)%	278.0%
Investment Trusts	6.9	11.8	4.6	(41.5)%	156.5%
Mutual Funds	(37.7)	(19.5)	—	93.3%	n/m *
Other	—	0.5	1.7	(100.0)%	(70.6)%
Total performance fees	$7.1	$103.9	$54.8	(93.2)%	89.6%

*     n/m — Not meaningful

Performance fees decreased by $96.8 million, or (93.2%), during the year ended December 31, 2018, compared to the same period in 2017. The decrease for the year ended December 31, 2018, compared to the same period in 2017, was primarily due to a decrease in SICAV and UK OEICs & unit trusts performance fees from a decline in performance of several large European equity and absolute return products as well as a decrease in segregated mandates and investment trusts due to fewer annual performance fee crystallizations.  The inclusion of five additional months of JCG net performance fees also contributed $9.2 million to the decrease.

Performance fees increased by $49.1 million, or 89.6%, during the year ended December 31, 2017, compared to the same period in 2016. The increase for the year ended December 31, 2017, compared to the same period in 2016 was primarily due to improved performance which led to an increase in SICAV performance fees. Performance fees for UK OEICs and unit trusts also increased in the period. These increases are partially offset by $6.3 million of net negative performance fees related to legacy JCG.

The following table outlines performance fees by product type and includes information on fees earned, number of funds generating performance fees, AUM generating performance fees, number of funds eligible to earn performance fees,

AUM with an un‑crystallized performance fee, performance fee participation rate, performance fee frequency and performance fee methodology (dollars in millions, except where noted):

				Segregated
				Mandates /
				Managed
			Offshore	CDO / Private
			Absolute	Equity /
	UK OEICs &		Return	Property /	Investment	Australia	U.S. Mutual
	Unit Trusts	SICAVs	Funds	Other	Trusts	MIS	Funds
Performance Fees
Year ended December 31, 2018	$4.4	$5.3	$3.4	$24.8	$6.9	$—	$(37.7)
Year ended December 31, 2017	$22.8	$49.2	$8.2	$31.4	$11.8	$—	$(19.5)
Year ended December 31, 2016	$8.6	$18.1	$13.6	$9.2	$4.6	$0.7	$—

Number of funds generating performance fees
Year ended December 31, 2018(1)	3	12	6	44	2	—	17
Year ended December 31, 2017(1)	3	18	24	72	5	—	13
Year ended December 31, 2016(1)	3	14	16	14	3	2	—

AUM generating performance fees (in billions)
AUM at December 31, 2018 generating FY18 performance fees	$2.9	$4.3	$0.4	$20.6	$1.3	$—	$39.1
AUM at December 31, 2017 generating FY18 performance fees	$3.1	$11.7	$1.9	$36.3	$2.8	$—	$43.0
AUM at December 31, 2016 generating FY18 performance fees	$2.4	$5.2	$1.4	$4.7	$1.1	$0.1	$—

Number of funds eligible to earn performance fees
As of December 31, 2018	4	26	10	87	6	—	17
As of December 31, 2017	4	25	21	76	8	2	19
As of December 31, 2016	4	26	22	45	8	2	—

Un-crystallized performance fees (in billions)
AUM at December 31, 2018 with an un-crystallized performance fee at December 31, 2018, vesting in 2019(2)	$—	$—	$—	n/a	$—	$—	n/a
AUM at December 31, 2017 with an un-crystallized performance fee at December 31, 2017, vesting in 2018 (2)	$3.5	$11.9	$0.3	n/a	$1.8	$—	n/a
AUM at December 31, 2016 with an un-crystallized performance fee at December 31, 2016, vesting in 2017 (2)	$2.3	$3.1	$1.3	n/a	$0.6	$ n/a	n/a

Performance fee participation rate percentage (3)	15%-20%	10%-20%	10%-20%	5%-28%	15%	15%	+/−15%

Performance fee frequency	Quarterly	Annually and Quarterly	Annually	Quarterly, Semi-Annually and Annually	Annually	Semi-Annually	Monthly

Performance fee methodology (4)	Relative/Absolute plus HWM	Relative plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative plus HWM	Relative plus HWM

(1)	For Offshore Absolute Return Funds this excludes funds earning a performance fee on redemption and only includes those with a period end crystallization date.
(2)	Reflects the total AUM of all funds with a performance fee opportunity at any point in the relevant year.
(3)	Participation rate reflects JHG’s share of outperformance.
(4)	Relative performance if measured versus applicable benchmarks, and is subject to a high water mark (“HWM”) for relevant funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of JCG mutual fund servicing fees. For the year ended December 31, 2018, shareowner servicing fees increased $66.9 million compared to the same period in 2017, primarily due to the inclusion of five additional months of JCG shareowner servicing fees of $64.2 million and higher AUM.

Other revenue

Other revenue increased by $51.5 million during the year ended December 31, 2018, compared to the same period in 2017, with the largest driver being the inclusion of five additional months of JCG distribution and service fee revenue of $49.9 million.

Other revenue increased by $68.9 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. Legacy JCG contributed $73.7 million to the year ended December 31, 2017, which was partially offset by unfavorable foreign currency translation and a $2.4 million reduction in relation to OEIC trading, primarily due to reduced trading in the UK Property Fund.

Operating Expenses

	Year ended December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Operating expenses (in millions):
Employee compensation and benefits	$613.0	$543.3	$273.5	12.8%	98.6%
Long-term incentive plans	188.6	150.8	87.5	25.1%	72.3%
Distribution expenses	446.7	351.9	227.4	26.9%	54.7%
Investment administration	46.9	43.8	46.2	7.1%	(5.2)%
Marketing	37.9	31.2	13.9	21.5%	124.5%
General, administrative and occupancy	253.7	202.2	109.8	25.5%	84.2%
Depreciation and amortization	69.8	52.8	27.8	32.2%	89.9%
Total operating expenses	$1,656.6	$1,376.0	$786.1	20.4%	75.0%

Employee compensation and benefits

During the year ended December 31, 2018, employee compensation and benefits increased $69.7 million compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG, which contributed $131.6 million. Foreign currency translation also contributed $6.8 million to the increase. These increases are partially offset by lower redundancy charges, lower performance fee variable compensation, lower bonus accruals and one-time cash awards in lieu of long-term incentive plan awards, which reduced costs by $32.3 million, $17.8 million, $18.5 million and $4.2 million, respectively.

During the year ended December 31, 2017, employee compensation and benefits increased $269.8 million compared to the year ended December 31, 2016. This increase was primarily driven by the inclusion of JCG, which contributed $190.9 million to the year ended December 31, 2017. Deal and integration costs of $47.5 million for the year ended December 31, 2017, also contributed to the year‑over‑year variance. The year ended December 31, 2017, was also impacted by favorable foreign currency translation of $10.7 million.

Long‑term incentive plans

Long‑term incentive plans increased $37.8 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG long-term incentive plans expenses of $35.3 million and a $39.2 million increase due to new grants. Unfavorable foreign currency translation of $1.8 million also contributed to the increase during the year ended December 31, 2018. These increases were partially offset by a $26.2 million decrease from the vesting of awards granted in previous years and a $10.5 million decrease due to fair value adjustments related to mutual fund awards.

Long‑term incentive plans increased $63.3 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily driven by JCG, which contributed $52.4 million in the year ended December 31, 2017. In addition, deal and integration costs of $17.0 million for the year ended December 31, 2017, contributed to the year‑over‑year variance. These increases were offset by a $4.4 million decrease in Social Security expenses, driven by lower vesting outcome for the Long‑Term Incentive Plan (“LTIP”) 2014 and vesting of the final

Employee Share Ownership Plan (“ESOP”) matching award in the previous year. Favorable foreign currency translation of $3.4 million also benefited the year ended December 31, 2017.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary sourced AUM. For the year ended December 31, 2018, distribution expenses increased by $94.8 million, with the inclusion of five additional months of JCG distribution expenses of $104.9 million as the primary driver of the increase. New revenue sharing agreements also contributed $1.7 million to the increase. The remaining change for the year ended December 31, 2018, was due to the UK OEIC and SICAV product mix.

For the year ended December 31, 2017, distribution expenses increased by $124.5 million. The increase was primarily driven by legacy JCG, which contributed $136.7 million in the year ended December 31, 2017. The remaining change for the year ended December 31, 2017, was due to the UK OEIC and SICAV product mix.

Investment administration

Investment administration expenses, which represent back‑office operations (including fund administration and fund accounting), increased $3.1 million during the year ended December 31, 2018, compared to the same period in 2017. The increase is mostly due to $5.7 million in expenses related to transitioning JHG’s back-office, middle-office and custody functions to BNP Paribas.

Investment administration expenses decreased $2.4 million during the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to favorable foreign currency translation of $1.8 million for the year ended December 31, 2017.

Marketing

Marketing expenses for the year ended December 31, 2018, increased by $6.7 million, compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG marketing expenses of $8.0 million.

Marketing expenses for the year ended December 31, 2017, increased by $17.3 million, compared to the year ended December 31, 2016. The increase was primarily driven by JCG and Merger‑related costs. Expenses in relation to the Merger increased $5.5 million during the year ended December 31, 2017. JCG contributed $13.0 million to the year ended December 31, 2017. These increases were partially offset by favorable foreign currency translation for the year ended December 31, 2017.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $51.5 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG general, administrative and occupancy expenses of $43.7 million. The outcome of a court case and research costs related to MiFID II increased expenses during the year ended December 31, 2018, by $12.2 million and $16.9 million, respectively. In addition, a $7.6 million increase in irrecoverable sales tax primarily due to a $6.9 million credit during the year ended December 31, 2017, a $5.2 million increase in legal and other professional fees, and unfavorable foreign currency translation of $2.0 million contributed to the year-over-year increase. These increases are partially offset by a $33.0 million decrease of deal and integration costs (excluding JCG) related to the Merger.

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

Depreciation and amortization

Depreciation and amortization expense increased by $17.0 million during the year ended December 31, 2018, compared to 2017. The increase is primarily due to a $7.2 million impairment related to Gartmore investment management contracts classified as intangible assets on the Consolidated Balance Sheets in addition to the inclusion of five additional months of JCG amortization of intangibles recognized as a result of the Merger. Refer to Item 8 – Financial Statements and Supplementary Data, Note 7 – Goodwill and Intangible Assets for additional information on the impairment assessment.

Depreciation and amortization expense increased by $25.0 million during the year ended December 31, 2017, compared to 2016. This was primarily due to amortization of intangibles recognized as a result of the Merger.

Non‑Operating Income and Expenses

	Year ended December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Non-operating income and expenses (in millions):
Interest expense	$(15.7)	$(11.9)	$(6.6)	31.9%	80.3%
Investment gains (losses), net	(40.9)	18.0	(11.7)	(327.2)%	253.8%
Other non-operating income (expenses), net	68.6	(1.0)	(1.9)	n/m *	(47.4)%
Income tax provision	(162.2)	211.0	(34.6)	(176.9)%	709.8%

Interest expense

Interest expense increased by $3.8 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase is primarily due to interest on the 4.875% Senior Notes due 2025 (“2025 Senior Notes”) as a result of the Merger.

Interest expense increased by $5.3 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. As a result of the Merger, the Group recognized interest expense on the 2018 Convertible Notes and the 2025 Senior Notes.

Investment gains (losses), net

The components of investment gains (losses), net for the years ended December 31, 2018, 2017 and 2016, are as follows (in millions):

	Year ended December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$(42.6)	$4.0	$(12.4)	(1,165.0)%	132.3%
Gain on sale of Volantis	—	10.2	—	n/m *	n/m *
Other	1.7	3.8	0.7	(55.3)%	442.9%
Investment gains (losses), net	$(40.9)	$18.0	$(11.7)	(327.2)%	253.8%

*     n/m — Not meaningful

Investment gains (losses), net moved unfavorably by $58.9 million during the year ended December 31, 2018, compared to 2017. The variance is primarily due to fair value adjustments in relation to the Group’s consolidated variable interest entities (“VIEs”) and other seeded investment products. The $10.2 million gain recognized on the sale of Volantis in 2017 also contributed to the year-over-year unfavorable change.

Investment gains (losses), net improved $29.7 million during the year ended December 31, 2017, compared to 2016. JCG contributed $1.8 million to the year ended December 31, 2017. The year ended December 31, 2017, was also impacted by the sale of Volantis, which resulted in the recognition of a $10.2 million gain. The remaining variance for the year ended December 31, 2017, is due to fair value adjustments associated with investment securities and derivatives.

Other non-operating income (expenses), net

Other non-operating income (expenses), net improved $69.6 million during the year ended December 31, 2018, compared to the same period in 2017. Fair value adjustments related to the Dai-ichi options, which expired in October 2018, benefited other non-operating income (expenses), net by $26.2 million during the year ended December 31, 2018, compared to the same period in 2017. The increase was also due to a $22.3 million gain recognized during the year ended December 31, 2018, on the sale of the Group’s back-office and middle-office functions in the U.S. Interest income and favorable foreign currency translation of $15.5 million and $5.9 million, respectively, also contributed to the increase during the year ended December 31, 2018, compared to the same period in 2017.

Income Tax Provision

The Group’s effective tax rates for the years ended December 31, 2018, 2017 and 2016, are as follows:

	Year ended December 31,
	2018	2017	2016
Effective tax rate	24.5%	(47.1)%	16.3%

In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (Tax Act), the Company recognized the provisional impacts related to re-measurement of deferred tax assets and liabilities and the one-time transition tax in its results for the annual period ended December 31, 2017. As of the year ended December 31, 2018, the Company has completed its accounting for all aspects of the Tax Act, and recorded an additional tax benefit of $3.0 million to income tax expense related to transition tax, under the Tax Act.

The Tax Act also included a new provision to tax global intangible low-taxed income (“GILTI”) effective beginning for tax years after December 31, 2017. The GILTI imposes a minimum tax on income of a Controlled Foreign Corporation (“CFC”) in excess of a prescribed rate of return on tangible assets held by the CFC. Under U.S. GAAP, an accounting policy can be made to either (i) account for GILTI as current period costs when incurred; or (ii) recognized as deferred taxes. Although the Company does not have a GILTI liability in the current year, the Group has made a policy decision to record GILTI tax as a current-period expense when incurred. Also effective during the year ended December 31, 2018, under the Tax Act, was the base erosion and anti-abuse tax (“BEAT”). The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The impact of BEAT on the Group is not significant.

The primary driver of the 2017 rate benefit is related to the re-measurement of deferred tax assets and liabilities from the Act’s rate change in 2017 and is partially offset by the inclusion of the U.S.-based JCG entities for the seven months after the Merger at the higher U.S. tax rates than the UK statutory rate. During 2016, tax legislation enacted in the UK to reduce the corporation tax rate in future years resulted in a $4.0 million net non-cash benefit (2015: $8.1 million benefit) related to the revaluation of certain deferred tax assets and liabilities. The UK corporation tax rate decreased from 20% to 19% with effect from April 1, 2017, and then to 17% with effect from April 1, 2020.

The Group anticipates its annual statutory tax rate will be in the 23% to 25% range in 2019. The primary influence driving the annual statutory tax rate above the average statutory tax rate for 2018 is the mix shift in regional profitability with different tax jurisdictions. Any legislative changes and new or proposed Treasury regulations may result in additional income tax impacts which could be material in the period any such changes are enacted.

2019 operating expenses

Non-compensation operating expenses are expected to decrease in 2019 compared to 2018. The adjusted compensation to revenue ratio in 2019 is expected to be in the low 40s, similar to 2018.

JHG 2017 pro forma results

The table below reflects the JHG pro forma combined results for the year ended December 31, 2017, as though the Merger had occurred on January 1, 2017 (in millions):

	Year ended		Year ended
	December 31,	JCG January	December 31,
	2017 — JHG	2017 — May	2017 — JHG
	Statutory	2017	Pro Forma
Revenue:
Management fees	$1,480.9	$388.4	$1,869.3
Performance fees	103.9	(19.2)	84.7
Shareowner servicing fees	87.3	57.2	144.5
Other revenue	146.2	51.2	197.4
Total revenue	1,818.3	477.6	2,295.9
Operating expenses:
Employee compensation and benefits	543.3	155.0	698.3
Long-term incentive plans	150.8	32.0	182.8
Distribution expenses	351.9	95.9	447.8
Investment administration	43.8	—	43.8
Marketing	31.2	31.6	62.8
General, administrative and occupancy	202.2	62.3	264.5
Depreciation and amortization	52.8	13.9	66.7
Total operating expenses	1,376.0	390.7	1,766.7
Operating income	442.3	86.9	529.2
Interest expense	(11.9)	(6.8)	(18.7)
Investment gains, net	18.0	1.5	19.5
Other non-operating (expenses) income	(1.0)	1.5	0.5
Income before taxes	447.4	83.1	530.5
Income tax provision	211.0	(31.4)	179.6
Net income	658.4	51.7	710.1
Net (income) attributable to noncontrolling interests	(2.9)	(2.6)	(5.5)
Net income attributable to JHG	$655.5	$49.1	$704.6

The following summary provides pro forma information concerning the Group’s principal geographic areas for the year ended December 31, 2017 (in millions):

Year ended December 31,
Pro forma operating revenues	2017
U.S.	$1,261.2
UK	701.6
Luxembourg	280.9
International	52.2
Total	$2,295.9

Non‑GAAP Financial Measures

JHG reports its financial results in accordance with U.S. GAAP. However, in the opinion of JHG management, the profitability of the Group and its ongoing operations is best evaluated using additional non‑GAAP financial measures.

Management uses these performance measures to evaluate the business and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share for the years ended December 31, 2018 and 2017 (in millions, except per share and operating margin data):

	Year ended	Year ended
	December 31,	December 31,
	2018	2017 (Pro forma)
Reconciliation of revenue to adjusted revenue
Revenue	$2,306.4	$2,295.9
Distribution expenses (1)	(446.7)	(447.8)
Adjusted revenue	$1,859.7	$1,848.1
Reconciliation of operating income to adjusted operating income
Operating income	$649.8	$529.2
Employee compensation and benefits (2)	21.4	54.1
Long-term incentive plans (2)	10.6	17.6
Investment administration(2)	0.7	28.9
General, administrative and occupancy (2)	6.8	65.8
Depreciation and amortization (3)	36.7	36.3
Adjusted operating income	$726.0	$731.9
Operating margin (4)	28.2%	23.0%
Adjusted operating margin (5)	39.0%	39.6%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$523.8	$704.6
Employee compensation and benefits (2)	21.4	54.1
Long-term incentive plans (2)	10.6	17.6
Investment administration(2)	0.7	28.9
General, administrative and occupancy (2)	6.8	65.8
Depreciation and amortization (2)(3)	36.7	36.3
Interest expense (6)	3.1	2.7
Investment gains (losses), net (7)	—	(13.2)
Other non-operating income (expenses), net (6)	(46.0)	1.7
Income tax provision (8)	(7.5)	(394.1)
Adjusted net income attributable to JHG	549.6	504.4
Less: allocation of earnings to participating stock-based awards	(13.4)	(14.2)
Adjusted net income attributable to JHG common shareholders	$536.2	$490.2
Weighted-average common shares outstanding — diluted (two class)	196.3	197.9
Diluted earnings per share (two class) (9)	$2.61	$3.46
Adjusted diluted earnings per share (two class) (10)	$2.74	$2.48

(1)

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s investment products. JHG management believes that the deduction of third‑party distribution, service and advisory expenses from revenue in the computation of net revenue reflects the nature of these expenses as revenue‑sharing activities, as these costs are passed through to external parties that perform functions on behalf of, and distribute, the Group’s managed AUM.

(2)

Adjustments primarily represent deal and integration costs in relation to the Merger, including severance costs, legal costs, consulting fees and write‑down of legacy information technology systems. JHG management believes these costs do not represent the ongoing operations of the Group.

(3)

Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight‑line basis over the expected life of the contracts. JHG management believes these non‑cash and acquisition‑related costs do not represent the ongoing operations of the Group.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)

Adjustments primarily represent fair value movements on options issued to Dai‑ichi, deferred consideration costs associated with acquisitions prior to the Merger and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. JHG management believes these gains do not represent the ongoing operations of the Group.

(7)

Adjustment primarily relates to the gain recognized on disposal of the alternative UK small cap team (“Volantis team”) on April 1, 2017, and adjustments related to deferred consideration costs for prior acquisitions. JHG management believes these gains do not represent the ongoing operation of the Group.

(8)

The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment; certain adjustments are either not taxable or not tax‑deductible. In addition, the 2017 adjustment includes the impact of U.S. tax legislation passed in December 2017.

(9)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted‑average diluted common shares outstanding.

(10)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted‑average diluted common shares outstanding.

Liquidity and Capital Resources

JHG’s capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide the Group with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Cash and cash equivalents held by the Group	$879.0	$754.2
Investment securities held by the Group	$277.9	$261.5
Fees and other receivables	$309.2	$419.6
Debt	$319.1	$379.2

Cash and cash equivalents consist primarily of cash at banks held in money market funds. Cash and cash equivalents held by consolidated VIEs and consolidated voting rights entities (“VREs”) are not available for general corporate purposes and have been excluded from the table above.

Investment securities held by the Group represents seeded investment products (exclusive of consolidated VIEs and VREs), investments related to deferred compensation plans and other less significant investments.

The Group believes that existing cash and cash from operations should be sufficient to satisfy its short‑term capital requirements. Expected short‑term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments and contingent consideration payments. JHG may also use available cash for other general corporate purposes and acquisitions.

Cash Flows

A summary of cash flow data for the years ended December 31, 2018, 2017 and 2016, is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Cash flows provided by (used for):
Operating activities	$670.8	$444.1	$235.1
Investing activities	100.9	519.5	(108.3)
Financing activities	(616.8)	(504.7)	(338.6)
Effect of exchange rate changes on cash and cash equivalents	(32.5)	12.1	(48.7)
Net change in cash and cash equivalents	122.4	471.0	(260.5)
Cash balance at beginning of year	794.2	323.2	583.7
Cash balance at end of year	$916.6	$794.2	$323.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2018, 2017 and 2016, is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Purchases and sales of investment securities, net	$35.1	$7.5	$20.6
Purchases and sales of securities by consolidated investment products, net	36.5	141.4	(65.6)
Property, equipment and software	(29.1)	(17.7)	(14.2)
Proceeds from BNP Paribas transaction, net	36.5	—	—
Cash received (paid) on settled hedges, net	16.0	(23.7)	(47.9)
Cash acquired from acquisition of JCG	—	417.2	—
Other	5.9	(5.2)	(1.2)
Cash provided by (used for) investing activities	$100.9	$519.5	$(108.3)

Cash inflows from investing activities in 2018 were primarily due to proceeds received from the sale of the Group’s back-office and middle-office functions in the U.S., net sales of investment securities and cash received on settled hedges within JHG’s economic seed hedge program. JHG periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or seeding. The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third‑party investors. JHG may redeem invested seed capital for a variety of reasons, including when third‑party investments in the relevant product are sufficient to sustain the investment strategy. These cash inflows are partially offset by cash outflows related to property, equipment and software purchases.

Cash inflows from investing activities in 2017 were primarily driven by the Group acquiring cash of $417.2 million in respect of the Merger, along with the Group receiving proceeds of $148.9 million from disposal of investments within consolidated seeded investment products and redemptions of seed capital investment securities.

In 2016, the Group’s purchases and sales of investment securities, net contributed a cash use of $45.0 million to cash used for investing activities while cash paid on settled hedges contributed a cash use of $47.9 million.

Financing Activities

Cash used for financing activities for the years ended December 31, 2018, 2017 and 2016, is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Dividends paid to shareholders	$(275.1)	$(256.0)	$(157.5)
Repayment of long-term debt	(95.3)	(92.5)	(203.4)
Third-party sales (redemptions) in consolidated seeded investment products, net	(36.5)	(141.4)	65.6
Purchase of common stock for stock-based compensation plans	(86.6)	(52.1)	(54.3)
Purchase of common stock as part of share buyback program	(99.8)	—	—
Payment of contingent consideration	(22.7)
Proceeds from issuance of options	—	25.7	—
Proceeds from settlement of convertible note hedge	—	59.3	—
Settlement of stock warrant	—	(47.8)	—
Proceeds from stock-based compensation plans	—	6.0	11.0
Other	(0.8)	(5.9)	—
Cash used for financing activities	$(616.8)	$(504.7)	$(338.6)

Cash outflows from financing activities in 2018 were primarily due to $275.1 million of dividends paid to JHG shareholders, common stock purchase for stock-based compensation plans and the share buyback program totaling $186.4 million and payment of the remaining principal balance related to the Group’s 2018 Convertible Notes.

Cash outflows from financing activities in 2017 included dividend payments of $256.0 million, third-party redemptions in consolidated seeded investment products of $92.5 million and principal payments related to JHG’s 2018 Convertible Notes of $92.5 million.

Other Sources of Liquidity

At December 31, 2018, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of February 16, 2022, with two one‑year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively. The Group exercised the options to extend the term of the Credit Facility on the first and second anniversary of the date of the agreement. The revised maturity date of the Credit Facility is February 16, 2024.

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

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, FINRA, the U.S. CFTC, the FCA and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA‑supervised regulatory group (a sub‑group of JHG), comprising Henderson Group

Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included on the basis of an Article 134 relationship under the Banking Consolidation Directive. The combined capital requirement is £282.3 million ($359.5 million), resulting in capital above the regulatory group’s regulatory requirement of £133.6 million ($170.2 million) as of December 31, 2018, based upon internal calculations and excluding unaudited current period profits. Capital requirements in other jurisdictions are not significant.

Contractual Obligations

The following table presents contractual obligations and associated maturities at December 31, 2018 (in millions):

	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
Debt	$—	$—	$—	$300.0	$300.0
Interest payments	14.6	43.9	29.3	13.4	101.2
Capital leases	1.2	0.7	—	—	1.9
Operating leases	31.9	60.1	48.4	63.1	203.5
Total	$47.7	$104.7	$77.7	$376.5	$606.6

Debt maturing in more than five years represents the principal value of the 2025 Senior Notes.

Short‑Term Liquidity Requirements

Common Stock Purchases

At the Annual General Meeting held on May 3, 2018, shareholders authorized JHG to make on‑market purchases of up to 10% of the issued share capital of the Group. In August 2018, the Group commenced an on-market buyback program to repurchase up to $100 million of its ordinary shares on the NYSE and its CDIs on the ASX over 12 months. The Group purchased 3,993,374 shares of common stock for $99.8 million in 2018. The purchased shares were cancelled.

On February 4, 2019, the Board approved JHG commencing a new on-market share buyback program in 2019. The Group intends to spend up to $200 million to buy its ordinary shares on the NYSE and its CDIs on the ASX for its share buyback program that is expected to be completed over the next 12 months. The program is subject to JHG appointing a corporate broker.

During the first quarter 2019, JHG will purchase shares on-market for the annual share grants associated with 2018 variable compensation, which is not connected with the above Board approval. As a policy, JHG does not issue new shares to employees as part of its annual compensation practices.

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on‑market or by the issue of ordinary shares.

Dividends

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, JHG’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements. Dividends are subject to quarterly declaration by JHG’s Board of Directors.

The following cash dividends were declared and paid during the year ended December 31, 2018:

Dividend		Dividends paid
per share	Date declared	(in millions)	Date paid
$ 0.32	February 5, 2018	$63.1	March 2, 2018
$ 0.36	May 8, 2018	$71.6	June 1, 2018
$ 0.36	July 31, 2018	$71.2	August 24, 2018
$ 0.36	October 31, 2018	$69.2	November 30, 2018

On February 4, 2019, JHG’s Board of Directors declared a fourth quarter 2018 cash dividend of $0.36 per share. The dividend will be paid on February 26, 2019, to shareholders of record at the close of business on February 15, 2019.

Long‑Term Liquidity Requirements

Expected long‑term commitments as of December 31, 2018, include operating and capital lease payment; Perkins and Intech senior profits interests awards; Intech appreciation rights and phantom interests; Intech non‑controlling interests; and contingent consideration related to the acquisitions of Geneva, Perennial and Kapstream. JHG expects to fund its long‑term commitments with existing cash, cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal value of $300.0 million as of December 31, 2018, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2025 Senior Notes.

Intech

Intech ownership interests held by a founding member, representing approximately 1.1% aggregate ownership of Intech, provide this founding member with an entitlement to retain his remaining Intech interest until his death and provide the option to require JHG to purchase the ownership interests of Intech at fair value.

Intech has granted long‑term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity‑like stake in Intech. The grant date fair value of the appreciation rights is being amortized on a graded basis over the 10‑year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.0% of Intech’s pre‑incentive profits.

Contingent Consideration

The total maximum contingent amount payable related to Geneva, Perennial and Kapstream over the entire contingent consideration period is $61.3 million, $42.2 million and $27.5 million, respectively, as of December 31, 2018. On January 31, 2019, Kapstream reached defined revenue targets and the Group paid $14.4 million in February 2019.

For additional details of the contingent consideration refer to Note 9 — Fair Value Measurements.

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a surplus on a technical provision’s basis of $15.3 million (£12.0 million).

Off‑Balance Sheet Arrangements

Other than certain lease agreements, JHG is not party to any off‑balance sheet arrangements that may provide, or require the Group to provide, financing, liquidity, market or credit risk support that is not reflected in JHG’s consolidated financial statements. Refer to the contractual obligations table for future obligations associated with operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Group’s consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

The Group continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. The Group’s critical accounting policies and estimates relate to the areas of investment securities, contingent consideration, goodwill and intangible assets, retirement benefit plans and income taxes.

Valuation of Investment Securities

Fair value of JHG’s investment securities is generally determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, the Group uses internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that the Group is valuing and the selected benchmark. Any variation in the assumptions used to approximate fair value could have a material adverse effect on JHG’s Consolidated Balance Sheets and results of operations.

Contingent Consideration

Contingent consideration, resulting from business combinations, is recognized at fair value at the acquisition date as part of the business combination and discounted where the time value of money is material. The determination of the fair value is based on discounted cash flows, with the key assumptions being the probability of meeting each performance target and the discount factor applied. When the contingent consideration meets the definition of a financial liability, it is subsequently re-measured to fair value at each reporting date through net income. Finance charges, where discounting has been applied, are also recognized through net income.

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

Indefinite‑lived intangible assets primarily represent trademarks and investment management agreements. Investment management agreements without a contractual termination date are classified as indefinite lived intangible assets based upon the following: (i) there is no legal or statutory limitation on the contract period to manage these investment products; (ii) the Group expects to, and has the ability to, operate these investment products indefinitely; (iii) the investment products have multiple investors and are not reliant on an individual investor or small group of investors for their continued operation; (iv) the current competitive environment does not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. The assumption that investment management agreements are indefinite‑lived assets is reviewed at least annually or more frequently if facts and circumstances indicate that the useful life is no longer indefinite.

Definite‑lived intangible assets represent certain other investment management contracts, which are amortized over their estimated lives using the straight-line method. The estimated lives of the definite‑lived contracts held vary and range from three years to eight years.

Impairment Testing

JHG performs its annual impairment assessment of goodwill and indefinite-lived intangible assets on October 1. For its 2018 assessment, the Group elected to perform step one of the goodwill impairment assessment comparing the estimated fair value of its single reporting unit to its carrying value. JHG opted to use a market value approach with a control premium to estimate the enterprise value of its sole reporting unit. The results of the assessment revealed the estimated fair value of the reporting unit was $1.6 billion greater than the carrying value. While the results of the assessment were favorable, the stock price (a key input in the calculation) has declined since the October 1, 2018, assessment date and JHG is at risk of failing step one of the assessment in 2019 if the price of JHG’s stock continues to deteriorate and becomes sustained.

JHG also assessed its indefinite-lived intangible assets as part of the annual impairment assessment. A qualitative approach was used to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, the Group concluded it is more likely than not that the fair values of the Group’s intangible assets exceed their carrying values. However, certain intangible assets are at risk of impairment in 2019 primarily due to declines in product-specific AUM.

JHG’s definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As such, the Group identified and recorded a $7.2 million impairment associated with its Gartmore investment management agreements, which was recognized within depreciation and amortization on the Group’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2018. No other definite-lived intangible asset impairments were identified during the year ended December 31, 2018.

Retirement Benefit Plans

The Group provides employees with retirement benefits through defined benefit plans.

The defined benefit obligation is determined annually by independent qualified actuaries using the projected unit credit method and is measured at the present value of the estimated future cash outflows using a discount rate based on AA‑rated corporate bond yields of appropriate duration. The plan assets are recognized at fair value. The funded status of the defined benefit pension plan, (the “plan”), being the resulting surplus or deficit of defined benefit assets less liabilities, is recognized in the Consolidated Balance Sheets, net of any taxes that would be deducted at source.

Actuarial gains and losses arise as a result of differences between actual experience and actuarial assumptions. The “10% corridor” method for recognizing actuarial gains and losses has been adopted by the Group. This means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities and the assets of the scheme (the “corridor”) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than this corridor are amortized to net income over the average remaining future working lifetime of the active members in the plan.

Net periodic benefit cost is recorded as a component of net income in the Consolidated Statements of Comprehensive Income and includes service cost, interest cost and the expected return on plan assets.

The costs of, and period end obligations under, defined benefit pension plans are determined using actuarial valuations. The actuarial valuation involves making a number of assumptions, including those related to the discount rate, the expected rate of return on assets, future salary increases, mortality rates and future pension increases. Due to the long‑term nature of these plans, such estimates are subject to significant uncertainty.

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Decrease in
funded status at
December 31, 2018
Discount rate: −0.1%	$10.2
Inflation: +0.1%	$2.5
Life expectancy: +1 year at age 65	$17.8
Market value of return seeking portfolio falls 25%	$54.8

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

In the assessment of uncertain tax positions, significant management judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable tax outcomes and the potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences on settlement of the Group’s uncertain tax positions may be materially different to management’s current estimates.

Deferred tax assets, net of any associated valuation allowance, have been recognized based on management’s belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from expectations, or if historical trends of positive operating income change, the Group may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on the financial condition and results of operations of the Group. In assessing whether a valuation allowance should be established against a deferred income tax asset, the Group considers the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryback and carryforward periods, among other factors.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information describes the key aspects of certain items for which the Group is exposed to market risk.

Management Fees

Management fee revenues are generally based upon a percentage of the market value of AUM and are calculated as a percentage of either the daily, month end or quarter end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Group’s operating results. Although fluctuations in the financial markets have a direct effect on the Group’s operating results, AUM may outperform or underperform the financial markets. As such, quantifying the impact of correlation between AUM and the Group’s operating results may be misleading.

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, the Group’s revenues are subject to volatility beyond market- based fluctuations discussed in the Management Fees section above. Performance fees are specified in certain fund and clients contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. This is often subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. The Group’s performance fees are dependent on internal performance and market trends and will therefore be subject to year-on-year volatility. The Group recognized performance fees of $7.1 million, $103.9 million and $54.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, $68.6 billion and $98.8 billion of AUM were generating performance fees, respectively.

Investment Securities

At December 31, 2018, the Group was exposed to market price risk as a result of investment securities on its Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on JHG’s investment securities subject to market price fluctuations as of December 31, 2018 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Investment securities:
Seeded investment products	$447.5	$492.3	$402.8
Investments related to deferred compensation plans	120.3	132.3	108.3
Other	6.7	7.4	6.0
Total investment securities	$574.5	$632.0	$517.1

Certain investment securities include debt securities that contribute to the achievement of defined investment objectives. Debt securities are exposed to interest rate risk and credit risk. Movement in interest rates would be reflected in the value of the securities; refer to the quantitative analysis above.

Derivative Instruments

The Group maintains an economic hedge program that uses derivative instruments to mitigate market volatility of certain seeded investments. Market fluctuations are mitigated using derivative instruments, including futures, credit default swaps, index swaps and total return swaps. The Group also operates a rolling program of foreign currency forward contracts to mitigate the non‑functional currency exposures arising from certain seed capital investments. The Group was party to the following derivative instruments as of December 31, 2018 and 2017 (in millions):

	Notional value
	December 31, 2018	December 31, 2017
Futures	$147.1	$190.6
Credit default swaps	$133.2	$117.5
Index swaps	$—	$76.7
Total return swaps	$77.2	$70.3
Foreign currency forward contacts	$131.8	$118.8

Changes in fair value of derivative instruments are recognized in investment gains (losses), net in JHG’s Consolidated Statements of Comprehensive Income. Changes in fair value of foreign currency forward contracts designated as hedges for accounting purposes are recognized in accumulated other comprehensive income under net investment hedge accounting.

Foreign Currency Exchange Sensitivity

Foreign currency risk is the risk that the Group will sustain losses through adverse movements in foreign currency exchange rates, where the Group transacts in currencies different to an entity’s functional currency.

As the Group’s functional currency is USD, the Group is exposed to foreign currency risk through its exposure to non‑USD income, expenses, assets and liabilities of its overseas subsidiaries as well as net assets and liabilities denominated in a currency other than USD. The currency exposure is managed by monitoring foreign currency positions. The Group uses foreign currency forward contracts to reduce or eliminate the currency exposure on certain individual transactions. The Group also seeks to use natural hedges to reduce exposure. Where there is a mismatch on material currency flows and the timing is reasonably certain, the positions are actively hedged.

The following table illustrates the impact of the below currencies weakening by 10% on all unhedged financial assets and liabilities denominated in currencies material to the Group other than USD (in millions):

	December 31, 2018		December 31, 2017
		Other		Other
		comprehensive		comprehensive
	Net income	income	Net income	income
	attributable to	attributable to	attributable to	attributable to
	JHG	JHG	JHG	JHG
Great British pound	$(13.9)	$176.2	$(19.5)	$150.0
Australian dollar	$(4.2)	$27.9	$—	$30.0
Euro	$(0.6)	$0.8	$16.4	$2.0

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	53
Management’s Report on Internal Control Over Financial Reporting	55
Consolidated Balance Sheets as of December 31, 2018 and 2017	56
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	58
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016	59
Notes to the Consolidated Financial Statements	60
Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the “Group”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Group's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Group’s consolidated financial statements and on the Group's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

London, UK

February 26, 2019

We have served as the Group’s auditor since 2014.

Management’s Report on Internal Control over Financial Reporting

JHG management is responsible for establishing and maintaining adequate internal control over JHG’s financial reporting, as defined in Rules 13a 15(f) and 15d 15(f) under the Securities Exchange Act of 1934. JHG’s internal control system was designed to provide reasonable assurance to JHG’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

JHG management has assessed the effectiveness of JHG’s internal controls over financial reporting as of December 31, 2018. In making this assessment, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, JHG management believes that as of December 31, 2018, internal control over financial reporting is effective.

JHG’s independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and has issued an audit report on management’s assessment of JHG’s internal control over financial reporting. This report appears on page 53 of this Annual Report on Form 10-K.

February 26, 2019

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$880.4	$760.1
Investment securities	291.8	280.4
Fees and other receivables	309.2	419.6
OEIC and unit trust receivables	144.4	239.9
Assets of consolidated VIEs:
Cash and cash equivalents	36.2	34.1
Investment securities	282.7	419.7
Other current assets	5.0	12.9
Other current assets	69.4	75.9
Total current assets	2,019.1	2,242.6
Non-current assets:
Property, equipment and software, net	69.5	70.6
Intangible assets, net	3,123.3	3,204.8
Goodwill	1,478.0	1,533.9
Retirement benefit asset, net	206.5	199.3
Other non-current assets	15.5	21.5
Total assets	$6,911.9	$7,272.7

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$233.2	$292.9
Current portion of accrued compensation, benefits and staff costs	345.4	398.7
Current portion of long-term debt	—	57.2
OEIC and unit trust payables	143.3	234.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	6.5	21.5
Total current liabilities	728.4	1,005.1

Non-current liabilities:
Accrued compensation, benefits and staff costs	54.7	23.0
Long-term debt	319.1	322.0
Deferred tax liabilities, net	729.9	752.6
Retirement benefit obligations, net	3.7	4.6
Other non-current liabilities	79.2	99.6
Total liabilities	1,915.0	2,206.9
Commitments and contingencies (See Note 18)

REDEEMABLE NONCONTROLLING INTERESTS	136.1	190.3
EQUITY
Common stock ( $1.50 par, 480,000,000 shares authorized and 196,412,764 and 200,406,138 shares issued and outstanding, respectively)	294.6	300.6
Additional paid-in-capital	3,824.5	3,842.9
Treasury shares ( 4,523,802 and 4,071,284 shares held, respectively)	(170.8)	(155.8)
Accumulated other comprehensive loss, net of tax	(423.5)	(301.8)
Retained earnings	1,314.5	1,151.4
Total shareholders’ equity	4,839.3	4,837.3
Nonredeemable noncontrolling interests	21.5	38.2
Total equity	4,860.8	4,875.5
Total liabilities, redeemable noncontrolling interests and equity	$6,911.9	$7,272.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except per Share Data)

	Year ended December 31,
	2018	2017	2016
Revenue:
Management fees	$1,947.4	$1,480.9	$886.1
Performance fees	7.1	103.9	54.8
Shareowner servicing fees	154.2	87.3	—
Other revenue	197.7	146.2	77.3
Total revenue	2,306.4	1,818.3	1,018.2
Operating expenses:
Employee compensation and benefits	613.0	543.3	273.5
Long-term incentive plans	188.6	150.8	87.5
Distribution expenses	446.7	351.9	227.4
Investment administration	46.9	43.8	46.2
Marketing	37.9	31.2	13.9
General, administrative and occupancy	253.7	202.2	109.8
Depreciation and amortization	69.8	52.8	27.8
Total operating expenses	1,656.6	1,376.0	786.1
Operating income	649.8	442.3	232.1
Interest expense	(15.7)	(11.9)	(6.6)
Investment gains (losses), net	(40.9)	18.0	(11.7)
Other non-operating income (expenses), net	68.6	(1.0)	(1.9)
Income before taxes	661.8	447.4	211.9
Income tax provision	(162.2)	211.0	(34.6)
Net income	499.6	658.4	177.3
Net loss (income) attributable to noncontrolling interests	24.2	(2.9)	11.7
Net income attributable to JHG	$523.8	$655.5	$189.0

Earnings per share attributable to JHG common shareholders:
Basic	$2.62	$3.97	$1.69
Diluted	$2.61	$3.93	$1.66
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(124.3)	$125.0	$(247.1)
Net unrealized losses on available-for-sale securities	—	(2.0)	(0.4)
Actuarial gains (losses)	3.7	(11.1)	15.0
Other comprehensive income (loss), net of tax	(120.6)	111.9	(232.5)
Other comprehensive loss (income) attributable to noncontrolling interests	1.4	20.8	(12.4)
Other comprehensive income (loss) attributable to JHG	$(119.2)	$132.7	$(244.9)
Total comprehensive income (loss)	$379.0	$770.3	$(55.2)
Total comprehensive loss (income) attributable to noncontrolling interests	25.6	17.9	(0.7)
Total comprehensive income (loss) attributable to JHG	$404.6	$788.2	$(55.9)

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2018	2017	2016
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$499.6	$658.4	$177.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.8	52.8	27.8
Deferred income taxes	(10.5)	(355.6)	2.0
Stock-based compensation plan expense	82.4	67.4	37.3
Gains (losses) from equity-method investments, net	—	0.6	3.1
Investment gains (losses), net	40.9	(18.0)	(1.2)
Gain from BNP Paribas transaction	(22.3)	—	—
Dai-ichi option fair value adjustments	(26.8)	—	—
Contributions to pension plans in excess of costs recognized	(16.1)	(20.9)	(4.6)
Other, net	4.8	7.2	18.1
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	3.9	(0.9)	(4.4)
Other assets	134.5	(117.8)	(6.1)
Other accruals and liabilities	(89.4)	170.9	(14.2)
Net operating activities	670.8	444.1	235.1
Investing activities:
Cash acquired from acquisition of JCG	—	417.2	—
Proceeds from (purchase of):
Investment securities, net	35.1	7.5	20.6
Property, equipment and software	(29.1)	(17.7)	(14.2)
Investment securities by consolidated seeded investment products, net	36.5	141.4	(65.6)
Investment income received by consolidated funds	—	7.9	6.5
Cash movement on deconsolidation of consolidated funds	—	(11.2)	(8.4)
Proceeds from BNP Paribas transaction, net	36.5	—	—
Cash received (paid) on settled hedges, net	16.0	(23.7)	(47.9)
Dividends received from equity-method investments	—	0.2	0.7
Dividends attributable to noncontrolling interests	—	(2.6)	—
Proceeds from sale of Volantis	5.9	0.5	—
Net investing activities	100.9	519.5	(108.3)
Financing activities:
Settlement of convertible note hedge	—	59.3	—
Settlement of stock warrant	—	(47.8)	—
Proceeds from issuance of options	—	25.7	—
Proceeds from stock-based compensation plans	8.6	6.0	11.0
Purchase of common stock for stock-based compensation plans	(86.6)	(52.1)	(54.3)
Purchase of common stock for share buyback program	(99.8)	—	—
Dividends paid to shareholders	(275.1)	(256.0)	(157.5)
Repayment of long-term debt	(95.3)	(92.5)	(203.4)
Payment of contingent consideration	(22.7)
Distributions to noncontrolling interests	(8.1)	(5.0)	—
Third-party sales (redemptions) in consolidated seeded investment products, net	(36.5)	(141.4)	65.6
Principal payments under capital lease obligations	(1.3)	(0.9)	—
Net financing activities	(616.8)	(504.7)	(338.6)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(32.5)	12.1	(48.7)
Net change	122.4	471.0	(260.5)
At beginning of year	794.2	323.2	583.7
At end of year	$916.6	$794.2	$323.2
Supplemental cash flow information:
Cash paid for interest	$14.8	$8.0	$7.3
Cash paid for income taxes, net of refunds	$184.7	$113.1	$40.7
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$880.4	$760.1	$279.0
Cash and cash equivalents held in consolidated VIEs	36.2	34.1	44.2
Total cash and cash equivalents	$916.6	$794.2	$323.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2016	1,131.8	$234.4	$1,237.9	$(175.3)	$(189.6)	$759.5	$44.1	$1,911.0
Net income	—	—	—	—	—	189.0	(11.7)	177.3
Other comprehensive income (loss)	—	—	—	—	(244.9)	—	12.4	(232.5)
Dividends paid to shareholders	—	—	—	—	—	(157.5)	—	(157.5)
Purchase of common stock for stock-based compensation plans	—	—	—	(54.3)	—	—	—	(54.3)
Vesting of stock-based compensation plans	—	—	—	74.5	—	(74.5)	—	—
Stock-based compensation plan expense	—	—	—	—	—	37.3	—	37.3
Proceeds from stock-based compensation plans	—	—	—	—	—	11.0	—	11.0
Balance at December 31, 2016	1,131.8	234.4	1,237.9	(155.1)	(434.5)	764.8	44.8	1,692.3
Share consolidation	(1,018.6)	—	—	—	—	—
Net income	—	—	—	—	—	655.5	1.5	657.0
Other comprehensive income (loss)	—	—	—	—	132.7	—	(20.8)	111.9
Dividends paid to shareholders	—	—	0.1	—	—	(256.0)	—	(255.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Derivative instruments acquired on acquisition	—	—	31.4	—	—	—	—	31.4
Noncontrolling interests recognized on acquisition of JCG	—	—	—	—	—	—	13.3	13.3
Fair value adjustments to redeemable noncontrolling interests			—			(0.4)	—	(0.4)
Adjust consideration for post combination services under unvested stock-based compensation plans			(51.8)			—	—	(51.8)
Redemptions of convertible debt and settlement of derivative instruments	—	—	(22.3)	—	—	—	—	(22.3)
Tax impact of convertible debt redemptions and settlement of derivative instruments	—	—	(2.7)	—	—	—	—	(2.7)
Purchase of common stock for stock-based compensation plans	—	—	—	(52.1)	—	—	—	(52.1)
Issuance of common stock	87.2	130.8	2,551.2	—	—	—	—	2,682.0
Redenomination and reduction of par value of stock	—	(64.6)	64.6	—	—	—	—	—
Vesting of stock-based compensation plans	—	—	(29.0)	51.4	—	(22.4)	—	—
Stock-based compensation plan expense	—	—	57.5	—	—	9.9	—	67.4
Proceeds from stock-based compensation plans	—	—	6.0	—	—	—	—	6.0
Balance at December 31, 2017	200.4	300.6	3,842.9	(155.8)	(301.8)	1,151.4	38.2	4,875.5
Cumulative-effect adjustment of change in accounting principle	—	—	—	—	(2.5)	2.7	—	0.2
Adjusted balance at December 31, 2017	200.4	300.6	3,842.9	(155.8)	(304.3)	1,154.1	38.2	4,875.7
Net income	—	—	—	—	—	523.8	(9.1)	514.7
Other comprehensive loss	—	—	—	—	(119.2)	—	—	(119.2)
Dividends paid to shareholders	—	—	0.2	—	—	(270.4)	—	(270.2)
Share buyback program	(4.0)	(6.0)	—	—	—	(93.8)	—	(99.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.6)	(7.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.8	—	0.8
Redemptions of convertible debt	—	—	(38.0)	—	—	—	—	(38.0)
Purchase of common stock for stock-based compensation plans	—	—	(37.5)	(49.1)	—	—	—	(86.6)
Vesting of stock-based compensation plans	—	—	(34.1)	34.1	—	—	—	—
Stock-based compensation plan expense	—	—	82.4	—	—	—	—	82.4
Proceeds from stock-based compensation plans	—	—	8.6	—	—	—	—	8.6
Balance at December 31, 2018	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8

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

JHG is a public limited company incorporated in Jersey, Channel Islands, and is tax resident and domiciled in the UK. JHG’s ordinary shares are traded on the NYSE and the Company’s CDIs are traded on the ASX.

Note 2 — Summary of  Significant  Accounting  Policies

Basis of Presentation

The consolidated financial statements have been prepared according to U.S. GAAP. The Group’s consolidated financial statements include all majority-owned subsidiaries and consolidated seeded investment products. Intercompany accounts and transactions have been eliminated in consolidation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the issuance date.

Prior to the Merger, Henderson’s functional currency was GBP. After consideration of numerous factors, such as the denomination of the shares, payment of dividend, and the Group’s main economic environment, management concluded that the post-Merger functional currency of JHG is USD.

Certain prior year amounts in the Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, revenue amounts related to certain transfer agent and administrative activities performed for investment products that were previously classified in other revenue were reclassified to shareowner servicing fees. There is no change to consolidated total revenue, operating income, net income or cash flows as a result of this change in classification.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. JHG’s significant estimates relate to investment securities, acquisition accounting, goodwill and intangible assets, retirement benefit assets and obligations, contingent consideration, equity compensation and income taxes.

Segment Information

JHG is a global asset manager and manages a range of investment products, operating across various product lines, distribution channels and geographic regions. However, resources are allocated and the business is managed by the chief operating decision maker, the CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, the Group operates as a single segment investment management business.

Consolidation of Investment Products

The Group performs periodic consolidation analyses of its seeded investment products to determine if the product is a VIE or a VRE. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any de facto agent implications of the Group’s involvement with the entity. Investment products that are determined to be VIEs are consolidated if the Group is the primary beneficiary of the entity. VREs are consolidated if the Group holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by JHG or third parties, or amendments to the governing documents of the Group’s investment products), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether JHG is considered a VIE’s primary beneficiary, and thus consolidates such entity.

Variable Interest Entities

Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are considered VIEs. JHG reviews factors, including whether or not (i) the entity has equity that is sufficient to permit it to finance its activities without additional subordinated support from other parties and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the product that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE. The Group re-evaluates such factors as facts and circumstances change.

The Group consolidates a VIE if JHG is the VIE’s primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE.

JHG is the manager of various types of seeded investment products, which may be considered VIEs. The Group’s involvement in financing the operations of the VIEs is generally limited to its investments in the entities.

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

Property, Equipment and Software

Property, equipment and software are recorded at cost. Depreciation is recorded using the straight‑line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation expense totaled $24.7 million, $24.6 million and $8.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Property, equipment and software are summarized as follows (in millions):

	Depreciation	December 31,
	period	2018	2017
Furniture, fixtures and computer equipment	3-10 years	$31.3	$31.9
Leasehold improvements	Over the shorter of 20 years or the period of the lease	35.3	29.8
Computer software	3-7 years	65.6	58.3
Property, equipment and software, gross		$132.2	$120.0
Accumulated depreciation		(62.7)	(49.4)
Property, equipment and software, net		$69.5	$70.6

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

JHG evaluates its property, equipment and software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2018, 2017 and 2016.

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

Equity Method Investments

The Group’s investment in equity method investees, where the Group does not control the investee but can exert significant influence over the financial and operating policies (generally considered to be ownership between 20% and 50%), as well as in joint ventures where there is joint control (and in both cases, where it is not the primary beneficiary of a VIE), are accounted for using the equity method of accounting.

Investments are initially recognized at cost when purchased for cash, or at the fair value of shares received where acquired as part of a wider transaction. The investments are subsequently carried at cost adjusted for the Group’s share of net income or loss and other changes in comprehensive income of the equity method investee, less any dividends or distributions received by the Group. The Consolidated Statements of Comprehensive Income includes the Group’s share of net income or loss for the year, or period of ownership, if shorter, within other non-operating income (expenses), net.

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

Debt securities, equity securities and holdings in pooled funds are measured at subsequent reporting dates at fair value. The Group determines the classification of its financial assets on initial recognition.

Unrealized gains and losses represent the difference between the fair value of the financial asset at the reporting date and cost or, if these have been previously revalued, the fair value at the last reporting date. Realized gains and losses on financial assets are calculated as the difference between the net sales proceeds and cost or amortized cost using the specific identification method.

Financial liabilities, excluding contingent consideration, derivatives, fund deferral liabilities and redeemable noncontrolling interests in consolidated funds which are stated at fair value, are stated at amortized cost using the effective interest rate method. Financial liabilities stated at amortized cost include the Group’s long-term debt.

Amortized cost is calculated by taking into account any issue costs and any discount or premium on settlement. Financial liabilities cease to be recognized when the obligation under the liability has been discharged or cancelled or has expired.

Investment Securities

Seeded Investment Products

The Group periodically adds new investment strategies to its investment product offerings by providing the initial cash investment or “seeding.” The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. JHG’s initial investment in a new product represents 100% ownership in that product. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. The change in fair value of seeded investment products is recorded in investment gains (losses), net on JHG's Consolidated Statements of Comprehensive Income. Noncontrolling interests in seeded investment products represent third-party ownership interests and are part of investment securities on JHG’s Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

Refer to the consolidation discussion in this note for information regarding the consolidation of certain seeded investment products.

JHG may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy. The length of time JHG holds a majority interest in a product varies based on a number of factors, including, but not limited to, market demand, market conditions and investment performance.

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

The Group maintains deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by the Group and its subsidiaries. The Group makes no contributions to the plan. To protect against market variability of the liability, the Group creates an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JHG. Changes in market value of the liability to participants are recognized as long-term incentive compensation in JHG’s Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized in investment gains (losses), net on JHG’s Consolidated Statements of Comprehensive Income.

Other Investment Securities

Other investment securities primarily comprise the Group’s manager box position representing the Group’s holding in various OEICs and unit trusts used to cover any net shortfall in units created or liquidated for clients after the funds are priced; investments in the Group’s fund products held by employee benefit trusts; certain investments in unconsolidated seed capital investments; and certain investments in consolidated funds. Gains and losses arising from changes in the fair value of these securities are included within investments gains (losses), net in the Consolidated Statements of Comprehensive Income. Where investments in the Group’s fund products are held against outstanding deferred compensation liabilities, any movement in the fair value of these assets and corresponding movements in the deferred compensation liability are recognized in the Consolidated Statements of Comprehensive Income.

Trade Receivables

Trade receivables, which generally have 30-day payment terms, are initially recognized at fair value, normally equivalent to the invoice amount. When the time value of money is material, the fair value is discounted. Provision for specific doubtful accounts is made when there is evidence that the Group may not be able to recover balances in full. Balances are written off when the receivable amount is deemed uncollectable.

OEIC and Unit Trust Receivables and Payables

OEIC and unit trust receivables and payables are in relation to the purchase of units/shares (by investors) and the liquidation of units/shares (owned by trustees). The amounts are dependent on the level of trading and fund switches in the four working days leading up to the end of the period. Since they are held with different counterparties, the amounts are presented gross on the Group’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash held at banks, on-demand deposits, highly liquid short-term government securities and investments in money market instruments with a maturity date of three months or less. Cash balances maintained by consolidated VREs are not considered legally restricted and are included in cash and cash equivalents on the Consolidated Balance Sheets. Cash balances held by consolidated VIEs are disclosed separately as a component of assets of consolidated VIEs on the Consolidated Balance Sheets.

Derivative Instruments

The Group may, from time to time, use derivative financial instruments to mitigate price, interest rate, foreign currency and credit risk. The Group does not designate derivative instruments as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging.

Derivative instruments are measured at fair value and classified as either other current assets or accounts payable and accrued liabilities on the Group’s Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded within investment gains (losses), net in the Group’s Consolidated Statements of Comprehensive Income. Changes in fair value of foreign currency forward contracts designated as hedges for accounting purposes are recognized in accumulated other comprehensive income under net investment hedge accounting.

The Group’s consolidated seed investments may also be party to derivative instruments. These derivative instruments are disclosed separately from the Group’s corporate derivative instruments. Refer to Note 6 – Investment Securities.

Nonredeemable Noncontrolling Interests and Redeemable Noncontrolling Interests

Nonredeemable noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at the estimated fair value as of the balance sheet date. Noncontrolling interests in consolidated seed investments are classified as redeemable noncontrolling interests where there is an obligation on the fund to repurchase units at the investor’s request. Refer to Note 13 – Noncontrolling Interests for further information.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments traded in active markets (such as publicly traded securities and derivatives) is based on quoted market prices at the reporting date. The quoted market price used for financial instruments is the last traded market price for both financial assets and financial liabilities where the last traded price falls within the bid ask spread. In circumstances where the last traded price is not within the bid ask spread, management will determine the point within the bid ask spread that is most representative of fair value current bid price. The fair value of financial instruments that are not traded in an active market is determined using valuation techniques commonly used by market participants, including the use of comparable recent arm’s length transactions, discounted cash flow analysis and option pricing models. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that the Group is valuing and the selected benchmark.

Measurements of fair value are classified within a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The valuation hierarchy contains three levels:

•	Level 1—Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•

Level 2—Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3—Valuation inputs are unobservable and significant to the fair value measurement.

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

Level 3 Fair Value Measurements

JHG’s assets and liabilities measured at Level 3 are primarily private equity investments, redeemable noncontrolling interests, contingent deferred consideration and deferred compensation liabilities which are held against investments in the Group’s fund products, where the significant valuation inputs are unobservable.

Private equity investments are valued using a combination of the enterprise value/EBITDA multiple method and the discounted cash flow method. Significant unobservable inputs include discount rates, EBITDA multiple, and price‑earnings ratio, taking into account management’s experience and knowledge of market conditions of the specific industries.

The fair value of redeemable noncontrolling interests in consolidated funds is primarily driven by the fair value of the investments in consolidated funds. Details of inputs used to calculate the fair value of contingent deferred consideration can be found in Note 9 – Fair Value Measurements.

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. The Group measures the fair value of goodwill and intangible assets on initial recognition using discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3. See the Goodwill and Intangible Assets, Net accounting policy set forth within this note for further information.

Income Taxes

The Group provides for current tax expense according to the tax laws in each jurisdiction in which it operates, using tax rates and laws that have been enacted by the Balance Sheet date.

Deferred income tax assets and liabilities are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted income tax rates that may be in effect when these differences reverse. The effect of changes in tax rates on the Group’s deferred tax assets and liabilities is recognized as income tax within net income in the period that includes the enactment date. Significant management judgment is required in developing the Group’s provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.

The Group periodically assesses the recoverability of its deferred tax assets and the need for valuation allowances on these assets. The Group makes these assessments based on the weight of available evidence regarding possible sources of future taxable income and estimates relating to the future performance of the business that results in taxable income.

In evaluating uncertain tax positions, the Group considers the probability that the tax benefit can be sustained on examination by a taxing authority on the basis of its technical merits (“the recognition threshold”). For tax positions meeting this threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the taxing authority on the basis of a cumulative-probability assessment of the possible outcomes. For tax positions not meeting the recognition threshold, no financial statement benefit is recognized. The Group recognizes the accrual of interest and penalties on uncertain tax positions as a component of the income tax provision.

Revenue Recognition

Revenue is measured and recognized based on the five-step process outlined in U.S. GAAP. Revenue is determined based on the transaction price negotiated with the customer, net of rebates. Management fees, performance fees, shareowner servicing fees and other revenue are derived from providing professional services to manage investment products.

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

Management fees are primarily received monthly or quarterly, while performance fees are usually received monthly, quarterly or annually by the Group, although the frequency of receipt varies between agreements. Management and performance fee revenue earned but not yet received is recognized within fees and other receivables on the Group’s Condensed Consolidated Balance Sheets.

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

U.S. Mutual Fund Performance Fees

The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of the fund compared to a specified benchmark index. Under the performance-based fee structure, the investment advisory fee paid by each fund consists of two components: (i) a base fee calculated by applying the contractual fixed rate of the advisory fee to the fund’s average daily net assets during the previous month, plus or minus (ii) a performance fee adjustment calculated by applying a variable rate of up to 0.15% to the fund’s average daily net assets during the performance measurement period. The performance measurement period begins as a trailing period ranging from 12 to 18 months, and each subsequent month is added to each successive performance measurement period until a 36-month period is achieved. At that point, the measurement period becomes a rolling 36-month period.

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

Stock-Based Compensation

The Group issues stock-based awards to employees, all of which are classified as equity settled stock-based payments. Equity settled stock-based payments are measured at the fair value of the shares at the grant date. The awards are expensed, with a corresponding increase in reserves, on a graded basis over the vesting period. Forfeitures are recognized as they occur.

The grant date fair value for stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to determine certain variables; the assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk free interest rate and expected life. The dividend yield and expected volatility are determined using historical Group data. The risk-free interest rate for options granted is based on the three year UK treasury coupon at the time of the grant. The expected life of the stock options is the same as the service conditions applicable to all Group awards.

The Group generally uses the Monte Carlo model to determine the fair value of performance-based awards. The assumptions used in the Monte Carlo model include dividend yield, share price volatility and discount rate.

The Group had nil and $9.9 million of stock-based compensation costs included in retained earnings during the years ended December 31, 2018 and 2017, respectively, and no proceeds from stock-based compensation plans included in retained earnings for either of the years ended December 31, 2018 and 2017. Prior to the Group’s Extraordinary General Meeting (“EGM”) on April 26, 2017, the Group’s articles of association did not allow the Group to recognize these items in additional paid-in-capital. A change in the Group’s articles of association was approved at the EGM and from April 26, 2017, all costs in relation to stock-based compensation will be recognized in additional paid-in-capital. The accumulated balance in relation to stock-based compensation plans within retained earnings as of December 31, 2018 and 2017, was nil and $(105.4) million, respectively.

Commissions

Commissions on management fees are accounted for on an accrual basis and are recognized in the accounting period in which the associated management fee is earned.

Earnings Per Share

Basic earnings per share attributable to JHG shareholders is calculated by dividing net income (adjusted for the allocation of earnings to participating restricted stock awards) by the weighted average number of shares outstanding. JHG has calculated earnings per share using the two-class method. There are some participating restricted stock awards that are paid non-forfeitable dividends. Under the two-class method, net income attributable to JHG is adjusted for the allocation of earnings to participating restricted stock awards.

Diluted earnings per share is calculated in a similar way to basic earnings per share, but is adjusted for the effect of potential common shares unless they are anti-dilutive.

Contingent Consideration

Contingent consideration, resulting from business combinations, is recognized at fair value at the acquisition date as part of the business combination and discounted where the time value of money is material. The determination of the fair value is based on discounted cash flows, with the key assumptions being the probability of meeting each performance target and the discount factor applied. When the contingent consideration meets the definition of a financial liability, it is subsequently re-measured to fair value at each reporting date through net income. Finance charges, where discounting has been applied, are also recognized through net income. See Note 9 – Fair Value Measurement for further information about contingent consideration on acquisitions taking place during the reporting period.

Goodwill and Intangible Assets, Net

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is capitalized in the Consolidated Balance Sheets.

Intangible assets consist primarily of investment management contracts and trademarks acquired as part of business combinations. Investment management contracts have been identified as separately identifiable intangible assets arising on the acquisition of subsidiaries or businesses. Such contracts are recognized at the present value of the expected future cash flows of the investment management contracts at the date of acquisition. Investment management contracts may be classified as either indefinite-lived investment management contracts or finite-lived client relationships.

Indefinite-lived intangible assets comprise of investment management agreements where the agreements are with investment companies themselves and not with underlying investors. Such contracts are typically renewed indefinitely and therefore the Group considers the contract life to be indefinite and, as a result, the contracts are not amortized. Definite-lived intangible assets comprise investment management agreements where the agreements are with the underlying investor.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived client relationships are amortized on a straight-line basis over their remaining useful lives.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. The Group has determined that it has one reporting unit for goodwill impairment testing purposes, which is consistent with internal management reporting and management’s oversight of operations. The Group may first assess goodwill for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The qualitative analysis considers entity-specific and macroeconomic factors and their potential impact on the key assumptions used in the determination of the fair value of the reporting unit. A quantitative impairment test is performed if the results of the qualitative assessment indicate that it is more likely than not that the fair value of the related reporting unit is less than its carrying value, or if a qualitative assessment is not performed.

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

On consolidation, the assets and liabilities of the Group’s operations whose functional currency is not USD are translated at exchange rates prevailing at the reporting date. Income and expense items are recognized at an average monthly exchange rate. Exchange differences arising, if any, are taken through other comprehensive income to accumulated other comprehensive income. Where net investment hedge accounting is applied using foreign currency forward contracts, the fair value movement on these contracts is also recognized within accumulated other comprehensive income. In the period in which an operation is disposed of, translation differences previously recognized in accumulated other comprehensive income are recognized as a component of net income.

Post-Employment Retirement Benefits

The Group provides employees with retirement benefits through both defined benefit and defined contribution plans. The assets of these plans are held separately from the Group’s general assets, in trustee-administered funds.

Contributions to the defined contribution plan are expensed to employee compensation and benefits on the Consolidated Statements of Comprehensive Income when they become payable.

Defined benefit obligations and the cost of providing benefits are determined annually by independent qualified actuaries using the projected unit credit method. The Group’s annual measurement date of the defined benefit plan is December 31. The defined benefit obligation is measured as the present value of the estimated future cash outflows using a discount rate based on AA-rated corporate bond yields of appropriate duration. The plan assets are recognized at fair value. The funded status of the defined benefit pension plans (the resulting surplus or deficit of defined benefit assets less liabilities) is recognized in the Consolidated Balance Sheets, net of any taxes that would be deducted at source.

Actuarial gains and losses arise as a result of the difference between actual experience and actuarial assumptions. The 10% corridor method for recognizing actuarial gains and losses has been adopted by the Group. This means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities or assets of the scheme (the corridor) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than the corridor are amortized to net income over the average remaining future working lifetime of the active members in the plan.

Net periodic benefit cost is recorded as a component of net income in the Consolidated Statements of Comprehensive Income and includes service cost, interest cost, expected return on plan assets and any actuarial gains and losses previously recognized as a component of other comprehensive income that have been amortized in the period. Net periodic benefit costs are recognized as an operating expense.

See Note 15 – Retirement Benefit Plans for further discussion of the Group’s pension plans.

Common Stock

JHG’s common stock, par value $1.50 per share, is classified as equity instruments. Equity shares issued by JHG are recorded at the fair value of the proceeds received or the market price on the day of issue. Direct issue costs, net of tax, are deducted from additional paid-in-capital within equity.

Treasury shares held are equity shares of JHG acquired by or issued to employee benefit trusts. Treasury shares held are recorded at cost and are deducted from equity. No gain or loss is recognized in the Consolidated Statements of Comprehensive Income on the purchase, issue, sale or cancellation of JHG’s own equity shares.

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

The adoption of the standard increased management fees, shareowner servicing fees, other revenue and distribution expenses on the Group’s Condensed Consolidated Statements of Comprehensive Income as follows (in millions):

	Year ended December 31,
	2017	2016
Increase in:
Management fees	$15.8	$18.3
Shareowner servicing fees	$9.7	$—
Other revenue	$49.1	$—
Distribution expenses	$74.6	$18.3

The adoption of the standard did not have an impact to net income attributable to JHG on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Financial Instruments

In January 2016, the FASB issued amendments to its financial instruments standard, including changes relating to the accounting for equity investments and the presentation and disclosure requirements for financial instruments. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available‑for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amended guidance also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market value) and form of financial asset (e.g., loans, securities). The standard became effective on January 1, 2018.

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

Retirement Benefit Plans

In March 2017, the FASB issued an Accounting Standards Update (“ASU”) that requires the bifurcation of net periodic pension costs. The service cost component is presented with other employee compensation costs in operating income, while the other components of net periodic pension costs are presented separately outside of operations. The guidance became effective on January 1, 2018. The impact to other components of net periodic pension costs (presented separately outside of operating expenses) for the year ended December 31, 2018, was $5.8 million.

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

Fair Value Measurement Disclosures

In August 2018, the FASB issued an ASU in order to modify the disclosure requirements on fair value measurements. The ASU provides for the removal of disclosure requirements related to (i) transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfer between levels and (iii) the valuation processes for Level 3 fair value measurements. The ASU modifies disclosure requirements to report liquidation events for investments in entities that calculate NAV. The ASU also adds requirements related to unrealized gains and losses included in other comprehensive income, and requirements related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

The ASU is effective January 1, 2020, and allows for early adoption of the disclosure removals and modifications separate from the additions. The Group early adopted the removal and modification provisions effective September 30, 2018, and has removed its disclosures related to Level 1 and Level 2 transfers. Disclosures related to the valuation processes for Level 3 fair value measurements have also been removed. The Group is currently evaluating the impact of adopting the disclosure additions prescribed by the ASU.

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

The Group is finalizing its evaluation of the effect of adopting this new accounting standard and has focused its efforts on determining the impact of the guidance on its property and equipment leases. The Group’s property leases represent the vast majority of its lease commitments, with office spaces in Denver and London representing a significant portion of its property. The Group will adopt the guidance effective January 1, 2019, using the modified retrospective approach. Comparative prior periods will not be adjusted upon adoption, and the Group will utilize the practical expedients available under the guidance. Specifically, the Group will not (i) reassess existing contracts for embedded leases, (ii) reassess existing lease agreements for finance or operating classification, and (iii) reassess existing lease agreements in consideration of initial direct costs.

Although subject to finalization of its analysis, the Group anticipates recording right of use assets of approximately $133 million and a corresponding lease liability of approximately $150 million upon adoption of the guidance.

Hedge Accounting

In August 2017, the FASB issued an ASU that amends hedge accounting. The ASU expands the strategies eligible for hedge accounting, changes how companies assess hedge effectiveness and will require new disclosures and presentation. The ASU is effective on January 1, 2019, for calendar year-end companies; however, early adoption is permitted. The

Group is finalizing its evaluation of the effect of adopting this new accounting standard. The standard is not expected to have a material impact on the Group’s results of operations or financial position.

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

Implementation Costs — Cloud Computing Arrangements

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. Early adoption is permitted. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. The Group is evaluating the effect of adopting this new accounting standard.

Note 4 — Acquisitions

Merger with JCG

On May 30, 2017 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated as of October 3, 2016 (the “Merger Agreement”), by and among JCG, a Delaware corporation, Henderson, a company incorporated in Jersey, and Horizon Orbit Corp., a Delaware corporation and a direct and wholly owned subsidiary of Henderson (“Merger Sub”), Merger Sub merged with and into JCG, with JCG surviving such merger as a direct and wholly owned subsidiary of Henderson. Upon closing of the Merger, Henderson became the parent holding company for the combined group and was renamed Janus Henderson Group plc.

The fair value of consideration transferred to JCG common stockholders was $2,630.2 million, representing 87.2 million shares of JHG transferred at a share price of $30.75 each as of the Closing Date, adjusted for a post-combination stock‑based compensation charge for unvested shares in relation to JCG share plans.

Fair Values of Assets Acquired and Liabilities Assumed

The final allocation of the consideration transferred to the assets acquired and liabilities assumed are presented in the following table (in millions):

Final purchase
price allocation
Assets:
Cash and cash equivalents	$417.2
Investment securities	270.4
Fees and other receivables	133.7
Other current assets, net	119.4
Property, equipment and software	32.3
Intangible assets	2,785.0
Goodwill	726.5
Other non-current assets, net	10.6
Liabilities:
Long-term debt	481.8
Deferred tax liabilities	1,034.3
Accounts payable and accrued liabilities	243.8
Other non-current liabilities	56.0
Noncontrolling interests	49.0
Net assets acquired	$2,630.2

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

		Useful
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

Pro Forma Results of Operations

The following table presents summarized unaudited supplemental pro forma operating results as if the Merger had occurred at the beginning of each of the periods presented (in millions):

	Year ended December 31,
	2017	2016
Revenue	$2,182.6	$2,010.6
Net income attributable to JHG	$704.6	$336.2

JCG Results of Operations

Revenue (inclusive of revenue from certain mandates transferred to JCG from Henderson after the Merger) and net income of JCG from the Closing Date through the end of December 31, 2017, included in JHG’s Consolidated Statements of Comprehensive Income are presented in the following table (in millions):

Closing Date —
December 31, 2017
Revenue	$752.9
Net income attributable to JCG	$354.0

Contingent Consideration

Acquisitions prior to the Merger included contingent consideration. Refer to Note 9 – Fair Value Measurements for a detailed discussion of the terms of the contingent consideration.

Note 5 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated VIEs as of December 31, 2018, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

 Unconsolidated Variable Interest Entities

At December 31, 2018 and 2017, JHG’s carrying value of investment securities included on the Consolidated Balance Sheets pertaining to unconsolidated VIEs was $3.1 million and $6.2 million, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded on JHG’s Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	December 31,	December 31,
	2018	2017
Investment securities	$13.9	$18.9
Cash and cash equivalents	1.4	5.9
Other current assets	0.1	0.6
Accounts payable and accrued liabilities	(0.1)	(2.2)
Total	15.3	23.2
Redeemable noncontrolling interests in consolidated VREs	(6.0)	(6.6)
JHG's net interest in consolidated VREs	$9.3	$16.6

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products.

JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At December 31, 2018 and 2017, JHG’s carrying value of investment securities included on the Consolidated Balance Sheets pertaining to unconsolidated VREs was $50.7 million and $50.0 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 6 — Investment  Securities

JHG’s investment securities as of December 31, 2018 and 2017, are summarized as follows (in millions):

	December 31,
	2018	2017
Seeded investment products:
Consolidated VIEs	$282.7	$419.7
Consolidated VREs	13.9	18.9
Unconsolidated VIEs and VREs	53.8	56.2
Separate accounts	71.6	75.6
Pooled investment funds	25.5	27.5
Total seeded investment products	447.5	597.9
Investments related to deferred compensation plans	120.3	94.0
Other investments	6.7	8.2
Total investment securities	$574.5	$700.1

Trading Securities

Net unrealized gains (losses) on investment securities held as of December 31, 2018, 2017 and 2016, are summarized as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Unrealized gains (losses) on investment securities held at period end	$(40.6)	$25.2	$8.4

Derivative Instruments

JHG maintains an economic hedge program that uses derivative instruments to hedge against market volatility of certain seeded investments by using index and commodity futures (“futures”), credit default swaps, index swaps and total return swaps (“TRSs”). Certain foreign currency exposures associated with the Group’s seeded investment products are also hedged by using foreign currency forward contracts.

JHG was party to the following derivative instruments as of December 31, 2018 and 2017 (in millions):

	Notional Value
	December 31, 2018	December 31, 2017
Futures	$147.1	$190.6
Credit default swaps	133.2	117.5
Index swaps	—	76.7
Total return swaps	77.2	70.3
Foreign currency forward contracts	131.8	118.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net in JHG’s Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income (loss), net of tax on JHG’s Consolidated Statements of Comprehensive Income.

The value of the individual derivative contracts are recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on the Consolidated Balance Sheets and are immaterial individually and in aggregate.

The Group recognized the following net foreign currency translation gains (losses) on hedged seed investments denominated in currencies other than the Group’s functional currency and net gains (losses) associated with foreign currency forward contracts under net investment hedge accounting for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year ended December 31,
	2018	2017	2016
Foreign currency translation	$(6.8)	$(3.2)	$29.6
Foreign currency forward contracts	6.8	3.2	(29.6)
Total	$—	$—	$—

Derivative Instruments in Consolidated Seeded Investment Products

Certain of the Group’s consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on JHG’s Consolidated Balance Sheets and are immaterial individually and in aggregate. Gains and losses on these derivative instruments are classified within investment gains (losses), net in JHG’s Consolidated Statements of Comprehensive Income.

JHG’s consolidated seeded investment products were party to the following derivative instruments as of December 31, 2018 and 2017 (in millions):

	Notional Value
	December 31, 2018	December 31, 2017
Futures	$267.8	$241.2
Contracts for differences	8.7	10.2
Credit default swaps	6.2	15.0
Total return swaps	23.7	36.7
Interest rate swaps	61.5	58.3
Options	9.6	144.3
Swaptions	8.3	2.7
Foreign currency forward contracts	154.9	135.9

 As of December 31, 2018 and 2017, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of December 31, 2018 and 2017, the notional values of the agreements totaled $3.9 million and $4.0 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of December 31, 2018 and 2017, the fair value of the credit default swap contracts selling protection was $0.1 million and $0.1 million, respectively.

Investment Gains (Losses), Net

Investment gains (losses), net on JHG’s Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year ended December 31,
	2018	2017	2016
Seeded investment products and derivatives, net	$(42.6)	$4.0	$(12.4)
Gain on sale of Volantis	—	10.2	—
Other	1.7	3.8	0.7
Investment gains (losses), net	$(40.9)	$18.0	$(11.7)

Purchases, Sales, Settlements and Maturities

Cash flows related to investment securities for the years ended December 31, 2018, 2017 and 2016, are summarized as follows (in millions):

	Year ended December 31,
	2018		2017		2016
		Sales,		Sales,		Sales,
	Purchases	settlements	Purchases	settlements	Purchases	settlements
	and	and	and	and	and	and
	settlements	maturities	settlements	maturities	settlements	maturities
Investment securities	$(626.3)	$697.1	$(827.5)	$976.4	$(81.6)	$36.6

Note 7 — Goodwill and  Intangible  Assets

JHG’s goodwill and intangible assets are summarized below (in millions):

	December 31,			Foreign currency		December 31,
	2017	Amortization	Impairment	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$(7.2)	$(41.2)	$—	$2,495.5
Trademarks	381.2	—	—	(0.4)	—	380.8
Definite-lived intangible assets:
Client relationships	369.4	—	—	(6.1)	—	363.3
Accumulated amortization	(89.7)	(29.5)	—	2.9	—	(116.3)
Net intangible assets	$3,204.8	$(29.5)	$(7.2)	$(44.8)	$—	$3,123.3
Goodwill	$1,533.9	$—	$—	$(46.4)	$(9.5)	$1,478.0

	December 31,			Foreign currency	December 31,
	2016	Merger	Amortization	translation	2017
Indefinite-lived intangible assets:
Investment management agreements	$334.8	$2,169.0	$—	$40.1	$2,543.9
Trademarks	—	381.0	—	0.2	381.2
Definite-lived intangible assets:
Client relationships	126.9	235.0	—	7.5	369.4
Accumulated amortization	(60.4)	—	(22.9)	(6.4)	(89.7)
Net intangible assets	$401.3	$2,785.0	$(22.9)	$41.4	$3,204.8
Goodwill	$741.5	$726.5	$—	$65.9	$1,533.9

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

The opening goodwill balance originates from the various acquisitions the Group has undertaken in addition to goodwill recorded at the Closing Date of the Merger. Refer to Note 4 – Acquisitions, for additional information on goodwill and intangible assets acquired from the Merger.

Foreign currency translation movements in the table primarily relate to the translation of the intangible assets and goodwill balances denominated in non-USD currencies to the Group’s functional and presentational currency of USD using the closing foreign currency exchange rate at the end of each reporting period.

Transaction with BNP Paribas

On March 31, 2018, the Group and BNP Paribas Securities Services (“BNP Paribas”) completed a transaction transferring JHG’s back-office (including fund administration and fund accounting); middle-office (including portfolio accounting, securities operations and trading operations); and custody functions in the U.S. to BNP Paribas. As part of the transaction, more than 100 JHG employees, based in Denver, Colorado, transitioned to BNP Paribas, and BNP Paribas became the fund services provider for JHG’s U.S.-regulated mutual funds. Gross consideration of $40.0 million was received for the transaction, which resulted in the recognition of a $22.3 million gain in other non-operating income (expenses), net on the Consolidated Statements of Comprehensive Income. JHG also allocated $9.5 million of goodwill to the transaction, which resulted in a $9.5 million goodwill reduction, disclosed in the disposal column in the table above.

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Year ended December 31,	Amount
2019	$29.4
2020	29.4
2021	26.5
2022	18.0
2023	17.8
Thereafter	125.9
Total	$247.0

Impairment Testing

JHG performs its annual impairment assessment of goodwill and indefinite-lived intangible assets on October 1. For its 2018 assessment, the Group elected to perform step one of the goodwill impairment assessment comparing the estimated fair value of the reporting unit to its carrying value. JHG opted to use a market value approach with a control premium to estimate the enterprise value of its sole reporting unit. The results of the assessment revealed the estimated fair value of the reporting unit was $1.6 billion greater than the carrying value.

JHG also assessed its indefinite-lived intangible assets as part of the annual impairment assessment. A qualitative approach was used to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, the Group concluded it is more likely than not that the fair values of the Group’s intangible assets exceed their carrying values.

JHG’s definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As such, the Group identified and recorded a $7.2 million impairment associated with its Gartmore investment management agreements, which was recognized within depreciation and amortization on the Group’s Consolidated Statement of Comprehensive Income for the year ended December 31, 2018. No other definite-lived intangible asset impairments were identified during the year ended December 31, 2018.

No goodwill or intangible asset impairment losses were identified during the 2017 impairment test.

The 2016 impairment test of indefinite-lived intangible assets indicated an impairment loss of $4.9 million, which was recognized within depreciation and amortization on the Group’s Consolidated Statement of Comprehensive Income for the year ended December 31, 2016.

Note 8 — Equity Method Investments

Equity method investments of $7.8 million and $5.9 million were recognized on the Group’s Consolidated Balance Sheets within other non-current assets as of December 31, 2018 and 2017, respectively.

The Group holds interests in the following equity method investments, including joint ventures managed through shareholder agreements with third-party investors, accounted for under the equity method:

	Country of
	incorporation		2018	2017
	and principal	Functional	Percentage	Percentage
	place of operation	Currency	Owned	Owned
Long Tail Alpha	USA	USD	20%	20%
Optimum Investment Management Limited	UK	GBP	—%	50%

The Group’s share of net gain (loss) from equity method investments recognized within investment gains (losses), net on the Group’s Consolidated Statements of Comprehensive Income was $2.0 million gain and ($0.6) million loss during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, JHG acquired the remaining 50% of Optimum Investment Management Limited and had 100% ownership of the investment as of December 31, 2018.

Note 9 — Fair  Value  Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of December 31, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	and liabilities	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$381.8	$—	$—	$381.8
Investment securities:
Consolidated VIEs	103.8	159.7	19.2	282.7
Other investment securities	194.5	97.3	—	291.8
Total investment securities	298.3	257.0	19.2	574.5
Seed hedge derivatives	—	3.2	—	3.2
Derivatives in consolidated seeded investment products	—	0.9	—	0.9
Volantis contingent consideration	—	—	3.9	3.9
Total assets	$680.1	$261.1	$23.1	$964.3
Liabilities:
Derivatives in consolidated seeded investment products	$—	$2.1	$—	$2.1
Financial liabilities in consolidated seeded investment products	0.4	—	—	0.4
Seed hedge derivatives	—	1.1	—	1.1
Long-term debt (1)	—	301.4	—	301.4
Deferred bonuses	—	—	68.5	68.5
Contingent consideration	—	—	61.3	61.3
Total liabilities	$0.4	$304.6	$129.8	$434.8

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$121.6	$121.6
Intech	—	—	14.5	14.5
Total redeemable noncontrolling interests	$—	$—	$136.1	$136.1

(1)	Carried at amortized cost on JHG’s Consolidated Balance Sheets and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of December 31, 2017 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	and liabilities	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$422.5	$—	$—	$422.5
Investment securities:
Consolidated VIEs	131.0	251.4	37.3	419.7
Other investment securities	185.7	94.5	0.2	280.4
Total investment securities	316.7	345.9	37.5	700.1
Seed hedge derivatives	0.9	—	—	0.9
Derivatives in consolidated seeded investment products	2.9	3.6	—	6.5
Contingent consideration	—	—	9.0	9.0
Total assets	$743.0	$349.5	$46.5	$1,139.0
Liabilities:
Derivatives in consolidated seeded investment products	$1.8	$2.5	$—	$4.3
Financial liabilities in consolidated seeded investment products	11.6	—	—	11.6
Seed hedge derivatives	5.9	4.2	—	10.1
Current portion of long-term debt(1)	—	57.3	—	57.3
Long-term debt(1)	—	323.4	—	323.4
Deferred bonuses	—	—	64.7	64.7
Contingent consideration	—	—	76.6	76.6
Dai-ichi options	—	—	26.1	26.1
Total liabilities	$19.3	$387.4	$167.4	$574.1

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$174.9	$174.9
Intech	—	—	15.4	15.4
Total redeemable noncontrolling interests in consolidated seeded investment products	$—	$—	$190.3	$190.3

(1)	Carried at amortized cost on JHG’s Consolidated Balance Sheets and disclosed at fair value.

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

Level 2 Fair Value Measurements

JHG’s Level 2 fair value measurements consist mostly of consolidated seeded investment products, derivative instruments and JHG’s long- term debt. The fair value of consolidated seeded investment products is determined by the underlying securities of the product. The fair value of JHG’s long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

Investment Products

As of December 31, 2017, and December 31, 2016, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of Volantis. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in AUM based on performance and industry trends. Increases in forecast revenue increase the fair value of the consideration, while decreases in forecast revenue decrease the fair value. The forecasted share of revenues is then discounted back to the valuation date using a discount rate. As of December 31, 2018, the fair value of the Volantis contingent consideration asset was $3.9 million.

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial, Kapstream and VelocityShares contingent consideration is summarized below (in millions):

	As of December 31, 2018
	Geneva	Perennial	Kapstream	VelocityShares
Maximum amount payable	$61.3	$42.2	$27.5	$—

Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.8	$—
Other non-current liabilities	25.3	9.9	12.3	—
Total fair value	$25.3	$9.9	$26.1	$—

	As of December 31, 2017
	Geneva	Perennial	Kapstream	VelocityShares
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$18.8	$6.1
Other non-current liabilities	19.3	7.0	25.4	—
Total fair value	$19.3	$7.0	$44.2	$6.1

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

Fair value adjustments, including the unwind of the discount, to the contingent consideration during the year ended December 31, 2018, resulted in a $6.0 million increase in the liability. The fair value adjustment was recorded to other non-operating income (expenses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Acquisition of Perennial

The consideration payable on the acquisition of Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included contingent consideration payable in 2019 if revenues of the Perennial equities business meet certain targets. The total maximum payment over the remaining contingent consideration period is $5.3 million as of December 31, 2018. In addition, there is a maximum amount of $36.9 million payable in two tranches in 2019 and 2020, which have employee service conditions attached (“earn-out”). The earn-out is accrued over the service period as compensation expense and is based on net management fee revenue.

The fair value of the Perennial contingent consideration and earn‑out is calculated at each reporting date by forecasting Perennial revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue. No fair value adjustments were made to the contingent consideration during the year ended December 31, 2018.

Acquisition of Kapstream

The outstanding Kapstream Capital Pty Limited (“Kapstream”) contingent cash consideration in respect to the initial acquisition of a 51% controlling interest was payable in the third quarter of 2018 if certain Kapstream AUM reached defined targets. On June 30, 2018 (36 months after acquisition), Kapstream reached defined AUM targets and the Group paid $3.8 million in July 2018.

The purchase of the remaining 49% had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration is payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. When Kapstream achieves the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018 and 2019, the first and second anniversary of the acquisition, Kapstream reached defined revenue targets, and the Group paid $15.3 million in February 2018 and $14.4 million in February 2019.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets. No fair value adjustment was necessary during the year ended December 31, 2018, however, the liability decreased due to the unwind of the discount and foreign currency.

Acquisition of VelocityShares

JCG’s acquisition of VS Holdings Inc. (“VelocityShares”) in 2014 included contingent consideration. The payment is contingent on certain VelocityShares’ ETPs reaching defined net revenue targets. VelocityShares reached defined net revenue targets in November 2017, and the Group paid $3.6 million in January 2018. No other payments were made during the year ended December 31, 2018, and the remaining contingent consideration expired in November 2018.

Fair value adjustments, and the unwind of the discount, to the consideration during the year ended December 31, 2018, resulted in a $2.5 million decrease to the liability, which reduced the fair value to nil as of December 31, 2018. The fair value adjustment was recorded to other non-operating income (expenses), net on the Group’s Condensed Consolidated Statements of Comprehensive Income.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in JHG products.

Dai-ichi Options

The options sold to Dai-ichi expired on October 3, 2018. Changes in the fair value of the options are recognized in other non-operating income (expense), net in JHG’s Consolidated Statements of Comprehensive Income.

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

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the years ended December 31, 2018 and 2017, are as follows (in millions):

	Year ended December 31,
	2018	2017
Beginning of year fair value	$46.5	$42.7
Balance acquired from the Merger	—	3.0
Additions	—	10.9
Disposals	(7.6)	—
Settlements	(5.9)	(11.5)
Transfers to Level 2	—	(1.1)
Movement recognized in net income	(9.5)	2.2
Movements recognized in other comprehensive income	(0.4)	0.3
End of year fair value	$23.1	$46.5

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the years ended December 31, 2018 and 2017, are as follows (in millions):

	Year ended December 31,
	2018				2017
				Redeemable				Redeemable
	Contingent	Deferred	Dai-ichi	noncontrolling	Contingent	Deferred	Dai-ichi	noncontrolling
	consideration	bonuses	option	interests	consideration	bonuses	option	interests
Beginning of year fair value	$76.6	$64.7	$26.1	$190.3	$25.5	$42.9	$—	$158.0
Balances acquired from the Merger	—	—	—	—	45.4	—	—	35.8
Additions	—	—	—	—	—	—	25.7	—
Changes in ownership	—	—	—	(36.2)	—	—	—	3.7
Net movement in bonus deferrals	—	3.8	—	—	—	19.4	—	—
Fair value adjustments	11.2	—	(26.8)	(0.8)	3.0	—	(0.6)	2.0
Unrealized gains (losses)	—	—	—	(15.2)	—	—	—	(11.0)
Amortization of Intech appreciation rights	—	—	—	0.1	—	—	—	2.3
Distributions	(22.8)	—	—	(0.6)	—	—	—	(0.3)
Foreign currency translation	(3.7)	—	0.7	(1.5)	2.7	2.4	1.0	(0.2)
End of year fair value	$61.3	$68.5	$—	$136.1	$76.6	$64.7	$26.1	$190.3

An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability.

Significant Unobservable Inputs

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 asset, the Group’s private equity investment included within consolidated VIEs, as of December 31, 2018, and December 31, 2017, are as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of December 31, 2018	value	technique	inputs	Inputs
Investment securities of consolidated VIEs — trading	$19.2	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	18.5
			Price-earnings ratio	28.4

Significant
	Fair	Valuation	unobservable	Range
As of December 31, 2017	value	technique	inputs	(weighted-average)
Investment securities of consolidated VIEs — trading	$37.3	Discounted	Discount rate	12.0% - 15.0% (14.3)%
		cash flow	EBITDA multiple	11.6 - 15.1 (14.3)
			Price-earnings ratio	22.6 - 61.3 (52.4)

An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the level 3 assets, while a decrease in AUM and/or an increase in the discount rate would decrease the asset.

Note 10 — Debt

Debt as of December 31, 2018 and 2017, consisted of the following (in millions):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$319.1	$301.4	$322.0	$323.4
0.750% Convertible Senior Notes due 2018	—	—	57.2	57.3
Total debt	319.1	301.4	379.2	380.7
Less: Current portion of long-term debt	—	—	57.2	57.3
Total long-term debt	$319.1	$301.4	$322.0	$323.4

4.875% Senior Notes Due 2025

The Group’s 4.875% Senior Notes due 2025 ( the “2025 Senior Notes”) have a principal value of $300.0 million as of December 31, 2018, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at December 31, 2018, of $19.1 million, which will be amortized over the remaining life of the 2025 Senior Notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2025 Senior Notes.

0.750% Convertible Senior Notes Due 2018

During the year ended December 31, 2018, $57.5 million principal amount of the Group’s 0.750% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) was redeemed and settled with cash for a total cash outlay of $95.3 million. The difference between the principal redeemed and the cash paid primarily represents the value of the conversion feature. As of July 15, 2018 (maturity date), the obligations associated with the 2018 Convertible Notes were settled with cash, and the carrying value was reduced to zero.

Convertible Note Hedge and Warrants

Prior to the Merger, JCG entered into convertible note hedge and warrant transactions. The instruments were intended to reduce the potential for future dilution to shareholders by effectively increasing the initial conversion price of the 2018 Convertible Notes. The convertible note hedge and warrants were terminated by the Group in June 2017, and JHG received $59.3 million and paid $47.8 million to settle the contracts. The net proceeds from the settlements were recorded in additional paid-in-capital on the Group’s Consolidated Balance Sheets.

Credit Facility

At December 31, 2018, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At December 31, 2018, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at December 31, 2018, or from inception of the Credit Facility. The Credit Facility had a maturity date of February 16, 2022, with two one‑year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement, respectively. The Group exercised the options to extend the term of the Credit Facility on the first and second anniversary of the date of the agreement. The revised maturity date of the Credit Facility is February 16, 2024.

Note 11 — Income  Taxes

The components of the Group’s provision for income taxes for the years ended December 31, 2018, 2017 and 2016, are as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Current:
UK	$48.8	$51.5	$30.3
U.S. including state and local	116.7	83.1	1.1
International	7.2	10.0	1.2
Total current income taxes	172.7	144.6	32.6
Deferred:
UK	(3.1)	0.3	(2.2)
U.S. including state and local	(6.6)	(354.4)	3.0
International	(0.8)	(1.5)	1.2
Total deferred income taxes (benefits)	(10.5)	(355.6)	2.0
Total income tax expense (benefit)	$162.2	$(211.0)	$34.6

The components of the Group’s total income before taxes for the years ended December 31, 2018, 2017 and 2016, are as follows (in millions):

	Year ended December 31,
	2018	2017	2016
UK	$178.3	$229.0	$180.9
U.S.	467.4	190.5	(0.1)
International	16.1	27.9	31.1
Total income before taxes	$661.8	$447.4	$211.9

The Group’s top holding company is tax resident in the UK and is subject to the tax laws and regulations of that country. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on the Group’s income from operations.

	Year ended December 31,
	2018	2017	2016
UK statutory corporation tax rate	19.0%	19.3%	20.0%
Effect of foreign tax rates	3.9	7.4	(1.1)
Equity-based compensation	0.3	0.2	(3.4)
Finalization of positions with HMRC(1)	—	0.3	(0.8)
Tax adjustments	0.3	0.7	0.6
Non-deductible costs associated with the Merger	—	1.2	0.8
Impact of changes in statutory tax rates on deferred taxes	0.1	(77.4)	(1.9)
Taxes applicable to prior years	(1.2)	(0.4)	0.9
Other, net	1.4	1.7	0.1
Effective income tax rate, controlling interest	23.8%	(47.0)%	15.2%
Net income attributable to noncontrolling interests	0.7	(0.1)	1.1
Total effective income tax rate	24.5%	(47.1)%	16.3%

(1)	Her Majesty’s Revenue and Customs (“HMRC”), tax authority of the UK.

The Group operates in several taxing jurisdictions around the world, each with its own statutory tax rate and set of tax laws and regulations. As a result, the future blended average statutory tax rate is dependent on changes to such laws and regulations and the mix of profits and losses of the Group’s subsidiaries.

Tax Legislation

In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (Tax Act), the Company recognized the provisional impacts related to re-measurement of deferred tax assets and liabilities and the one-time transition tax in its results for the annual period ended December 31, 2017. As of the year ended December 31, 2018, the Company has completed its accounting for all aspects of the Tax Act and recorded an additional net tax benefit of $3.0 million to income tax expense related to transition tax, under the Tax Act.

The Tax Act also included a new provision to tax global intangible low-taxed income (“GILTI”) effective beginning for tax years after December 31, 2017. The GILTI imposes a minimum tax on income of a Controlled Foreign Corporation (“CFC”) in excess of a prescribed rate of return on tangible assets held by the CFC. Under U.S. GAAP, an accounting policy can be made to either (i) account for GILTI as current period costs when incurred; or (ii) be recognized as deferred taxes. Although the Company does not have a GILTI liability in the current year, the Group has made a policy decision to record GILTI tax as a current-period expense when incurred. Also effective during the year ended December 31, 2018 under the Tax Act, was the base erosion and anti-abuse tax (“BEAT”). The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The impact of BEAT on the Group is not significant.

Any legislative changes and new or proposed Treasury regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Deferred Taxes

The significant components of the Group’s deferred tax assets and liabilities as of December 31, 2018 and 2017, are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Compensation and staff benefits	$60.8	$55.2
Loss carryforwards	55.9	59.4
Accrued liabilities	3.1	2.2
Debt premium	5.4	6.2
Other	11.8	7.9
Gross deferred tax assets	137.0	130.9
Valuation allowance	(55.6)	(57.2)
Deferred tax assets, net of valuation allowance	$81.4	$73.7
Deferred tax liabilities:
Retirement benefits	$(23.9)	$(24.4)
Goodwill and acquired intangible assets	(783.9)	(795.4)
Other	(3.5)	(6.5)
Gross deferred tax liabilities	(811.3)	(826.3)
Net deferred tax (liabilities)(1)	$(729.9)	$(752.6)

(1)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the FX adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on the Group’s Consolidated Balance Sheets as non-current balances and as of December 31, 2018 and 2017, are as follows (in millions):

	December 31,
	2018	2017
Deferred tax liabilities, net	$(729.9)	$(752.6)

A valuation allowance has been established against the deferred tax assets related to the Group’s tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that the Group would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets decreased by $1.6 million in 2018. The decrease is primarily attributable to foreign currency translation on capital losses although the foreign net operating losses increased during the current year.

As a multinational corporation, the Group operates in various locations outside the U.S. and generates earnings from its non-U.S. subsidiaries. Prior to enactment of the Tax Act, the Group indefinitely reinvested the undistributed earnings of all its non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Effective January 1, 2018, the Group intends to assert indefinite reinvestment on distributions exceeding the tax basis and undistributed earnings for Janus UK Holdings Corp. and Kapstream.

Unrecognized Tax Benefits

The Group operates in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which the Group has unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2018, 2017 and 2016, is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Balance, as of January 1	$10.2	$2.5	$18.4
Balance acquired from the Merger	—	5.0	—
Additions for tax positions of current year	2.2	3.4	—
Additions/(reduction) for tax positions of prior years	1.4	0.8	—
Reduction due to settlement with taxing authorities	(0.5)	(0.9)	(13.1)
Reduction due to statute expirations	(0.7)	(0.9)	—
Foreign currency translation	(0.2)	0.3	(2.8)
Balance, as of December 31	$12.4	$10.2	$2.5

If recognized, the balance would favorably affect the Group’s effective tax rate in future periods.

The Group recognizes interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2018, 2017 and 2016, the total accrued interest balance relating to uncertain tax positions was $1.5 million, $1.5 million and $0.7 million, respectively. Potential penalties at December 31, 2018, 2017 and 2016, were insignificant and have not been accrued.

The Group is subject to U.S. federal income tax, state and local income tax, UK income tax and income tax in several other jurisdictions, all of which can be examined by the relevant taxing authorities. For the Group’s major tax jurisdictions, the tax years that remain open to examination by the taxing authorities at December 31, 2018 are 2015 and onwards for U.S. federal tax, and a few states have open years from 2008. The tax years from 2014 and onwards remain open for the UK under the normal four-year time limit.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $0.6 million within the next 12 months, ignoring changes due to foreign currency translation.

Note 12 — Other Financial Statement  Captions

Other current assets on JHG’s Consolidated Balance Sheets at December 31, 2018 and 2017, are composed of the following (in millions):

	December 31,
	2018	2017
Prepaid expenses	$22.6	$24.1
Current corporation tax	4.3	3.5
Other current assets	42.5	48.3
Total other current assets	$69.4	$75.9

Other non-current assets on the Consolidated Balance Sheets of $15.5 million as of December 31, 2018, primarily relate to equity-method investments. The $21.5 million balance as of December 31, 2017, primarily relates to deferred consideration for Volantis and equity-method investments.

Accounts payable and accrued liabilities on JHG’s Consolidated Balance Sheets at December 31, 2018 and 2017, comprise the following (in millions):

	December 31,
	2018	2017
Accrued commissions	$42.2	$44.4
Accrued rebates	30.2	24.4
Other accrued liabilities	84.7	48.0
Total other accrued liabilities	$157.1	$116.8
Current corporation tax	28.0	33.7
Contingent consideration	13.8	24.9
Dai-ichi option	—	26.1
Derivatives	1.1	10.5
Other current liabilities	33.2	80.9
Total accounts payable and accrued liabilities	$233.2	$292.9

Other non-current liabilities on JHG’s Consolidated Balance Sheets at December 31, 2018 and 2017, comprise the following (in millions):

	December 31,
	2018	2017
Non-current tax liabilities	$10.6	$13.7
Other creditors	10.3	20.7
Deferred consideration	47.5	26.2
Other non-current accrued liabilities	10.8	39.0
Total other non-current liabilities	$79.2	$99.6

Other creditors included within other non-current liabilities primarily comprise the non-current portion of onerous lease obligations as of December 31, 2018 and 2017. As a result of historic acquisitions, the Group is party to two material operating leases in respect of 8 Lancelot Place, London and Rex House, Queen Street, London. The onerous leases run for a further period of five years and eight years, respectively. At the cease use date of these properties, a loss contingency, net of expected sub lease rental income, was recognized in respect of these properties as an accrued liability on the Group’s Consolidated Balance Sheets at the net present value of the net expected future cash outflows.

Note 13 — Noncontrolling  Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2018 and 2017, consisted of the following (in millions):

	December 31,
	2018	2017
Consolidated seeded investment products	$121.6	$174.9
Intech:
Appreciation rights	10.9	11.0
Founding member ownership interests	3.6	4.4
Total redeemable noncontrolling interests	$136.1	$190.3

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year ended December 31,
	2018	2017	2016
Opening balance	$174.9	$158.0	$82.9
Balance acquired from the Merger	—	23.2	—
Changes in market value	(15.5)	(9.8)	35.3
Changes in ownership	(36.3)	3.7	61.7
Foreign currency translation	(1.5)	(0.2)	(21.9)
Closing balance	$121.6	$174.9	$158.0

Changes in ownership reflect third-party investment in consolidated seeded investment products, additional seed capital investment or seed capital redemptions.

Intech

Intech ownership interests held by a founding member had an estimated fair value of $3.6 million as of December 31, 2018, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests until his death and has the option to require JHG to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2018 and 2017, are as follows (in millions):

	December 31,
	2018	2017
Nonredeemable noncontrolling interests in:
Seed capital investments	$8.3	$24.9
Intech	13.2	13.3
Total nonredeemable noncontrolling interests	$21.5	$38.2

Note 14 — Long‑Term  Incentive  Compensation

The Group operates the following stock-based compensation plans: Restricted Share Plan, Employee Share Ownership Plan, Long-Term Incentive Plan, Deferred Equity Plan, Buy As You Earn Share Plan, Company Share Option Plan, Executive Shared Ownership Plan, Sharesave Plan, Restricted Stock Awards, Price Vesting Units, Mutual Fund Share Awards and Profits Interests and Other Awards. Further details on the material plans in operation during 2018 are set out below:

Deferred Equity Plan (“DEP”)

Employees who receive cash-based incentive awards over a preset threshold, have an element deferred. The deferred awards are deferred into the Company’s shares or into Group managed funds. The DEP trustee purchases Company shares and units or shares in Group-managed funds and holds them in trust. Awards are deferred for up to three years and vest in three equal tranches if employees satisfy employment conditions at each vesting date.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Restricted Share Plan (“RSP”)

The RSP allows employees to receive shares in the Group for nil consideration at a future point, usually after three years, and are recognized in net income on a graded basis. The awards are typically granted for staff recruitment and retention purposes; all awards have employment conditions and larger awards generally have performance hurdles. The Compensation Committee approves all awards to Code Staff (employees who perform a significant influence function, senior management and individuals whose professional activities could have a material impact on a firm’s risk profile), any awards over £500,000 and award vestings that exceed £50,000. The fair value of the shares granted is the average intra trading price of the preceding five business days.

Buy As You Earn Share Plan (“BAYE”)

The BAYE is a HMRC-approved plan. Eligible employees purchase shares in the Group by investing monthly, up to £150 (annual limit £1,800), which is deducted from their gross salary. For each share purchased (“partnership share”), two free matching shares are awarded for no additional payment. Matching shares will be forfeited if purchased shares are withdrawn from the trust within one year.

The non-UK version of the BAYE operates on a similar basis to that of the UK, but each purchased share is matched with one partnership share, which is not subject to forfeiture.

Sharesave Plan (“SAYE”)

The SAYE is a HMRC-approved plan. UK employees may participate in more than one scheme but only up to a maximum of £500 per month across all schemes. Employees who participate in the SAYE contribute a monthly amount from their net salary to a savings account. The SAYE vesting period is three years for UK employees.

At the end of the three-year vesting period, the employees in the 2018 SAYE can exercise their share options using the funds in their savings account to subscribe for shares at a pre-set price. The pre-set price was £20.16 per share, £18.40 per share and £20.60 per share for 2018, 2017 and 2016, respectively, and represents a 20% discount to the average share price five business days prior to the award. Employees have up to six months after the three-year vesting period to exercise their options and subscribe for shares. Forfeiture provisions apply in the case of approved and unapproved leavers.

The U.S. Employee Share Purchase Plan (“ESPP”) operates on the same principles as the UK SAYE, but has a two-year savings period and a lower discount at 15%. In 2018 and 2017, ESPP was not offered to U.S. employees. The pre-set option price of prior year awards was $31.20 for 2016 ESPP.  Employees may participate in more than one plan, but only up to a plan maximum of $312.50 per month across all plans.

Company Share Option Plan (“CSOP”)

CSOP is a HMRC-approved share option plan with the maximum value of unvested options at any time limited to £30,000 for UK employees. No such restrictions apply for overseas employees. Employees can buy Group shares after a three-year vesting period at an option price fixed at the start of the scheme. There are no Group performance conditions attached to the options; only employment conditions that must be satisfied, and the exercise period is two years, while U.S. employees have three months to exercise. Executive directors are not eligible to participate in the CSOP, but they may hold awards made prior to their executive appointment. The CSOP plans are valued using the Black-Scholes option pricing model and recognized in net income on a straight-line basis. There were no CSOP awards made for the year 2018. The option price for prior year awards was £22.80 for the 2017 CSOP and £26.10 for the 2016 CSOP. The 2015 CSOP became exercisable for UK employees in April 2018; the option price was £28.48. The 2016 CSOP became available to exercise for U.S. employees in April 2018 as the U.S. CSOP is a two-year plan.

Executive Shared Ownership Plan (“ExSOP”)

The ExSOP is an employee share ownership plan and is aimed at encouraging employee share ownership at middle management level. Executive directors do not participate in the ExSOP.

Certain employees are invited to acquire jointly, with an employee benefit trust, the beneficial interest in a number of Company shares under the terms of a joint ownership agreement (“JOA”). Under a JOA, the employee will benefit from any growth in value in excess of a hurdle price fixed at the time of the award subject to employment conditions being satisfied on the vesting date.

The ExSOP scheme is valued using the Black Scholes Option Pricing Model and is recognized in net income on a straight line basis. There were no ExSOP awards made for the year 2018. The market price per share at grant for prior year awards was £22.62 for the 2017 ExSOP and £25.00 for the 2016 ExSOP. The hurdle price per share for prior year awards was set at £24.90 for 2017 and £28.45 for 2016. The shares have a three year vesting period with a subsequent two year exercise period. The 2015 ExSOP became exercisable for employees in April 2018 with a market price at grant of £28.21 and a hurdle price at £31.05.

Restricted Stock Awards (“RSA”)

RSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Amended and Restated 2010 LTI Plan, the JCG 2005 Long Term Incentive Stock Plan and the 2012 EIA Plan. Awards generally vest over a three- or four-year period.

Price-Vesting Units

JCG granted 137,178 price-vesting units to its CEO on December 31, 2014, valued at $2.2 million. At the Closing Date, the price-vesting units were converted to JHG price-vesting units with a value of $2.3 million and were measured based on operating profit margin performance and converted into a time-based award vesting on December 31, 2017. On December 31, 2017, 75,634 price-vesting units vested.

JCG granted 138,901 price-vesting units to its CEO on December 31, 2015, valued at $1.9 million. These price-vesting units may or may not vest in whole or in part, three years after the date of grant, depending on JHG’s three-year Total Shareholder Return (“TSR”) performance relative to a peer group during the vesting period. At the Closing Date, the price-vesting units were converted to 65,548 JHG price-vesting units with a value of $2.0 million. The performance criteria will remain in place post-Merger through the life of the price-vesting units. On December 31, 2018, 38,236 price-vesting units vested.

JCG granted 134,666 price-vesting units to its CEO on December 31, 2016, valued at $1.8 million. These price-vesting units may or may not vest in whole or in part, three years after the date of grant, depending on JHG’s three-year TSR performance relative to a peer group during the vesting period. At the Closing Date, the price-vesting units were converted to 63,549 JHG price-vesting units with a value of $2.0 million. The performance criteria will remain in place post-Merger through the life of the price-vesting units.

JHG granted 108,184 price‑vesting units to its CEOs on February 28, 2018, valued at $3.7 million. These price‑vesting units may or may not vest in whole or in part, three years after the date of grant, depending on JHG’s three‑year TSR performance relative to a peer group during the vesting period.

Mutual Fund Share Awards (“MFSA”)

MFSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes. At December 31, 2018, the cost basis of unvested mutual fund share awards totaled $57.7 million. The awards are indexed to certain mutual funds managed by the Group. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. The awards are time-based awards that generally vest three or four years from the grant date.

Perkins Senior Profits Interests Awards

On November 18, 2013, Perkins granted senior profits interests awards, which fully vested on December 31, 2018, and provided an entitlement to a total of 10% of Perkins’ annual taxable income. These awards had a formula-driven terminal value based on Perkins’ revenue. JHG can call and terminate any or all of the awards on December 31, 2018, and each year thereafter. Holders of such interests can require JHG to purchase the interests in exchange for the then‑applicable formula price on December 31, 2018. The senior profits interests are also subject to termination at premiums or discounts to the formula at the option of JHG or certain employees, as applicable, upon certain corporate- or employment-related events affecting Perkins or certain employees. As of December 31, 2018, the formula-driven value was zero and there was no liability on JHG’s Consolidated Balance Sheets.

Intech Long-Term Incentive Awards

In October 2014, Intech granted long-term incentive awards to retain and incentivize employees. The awards consisted of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. Upon the Closing Date of the Merger, the appreciation rights had fair value of $13.3 million, which is being amortized on a graded basis over the 10-year vesting schedule. The appreciation rights are exercisable upon termination of employment from Intech and to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

The profits interests and phantom interests awards entitle recipients to 9.0% of Intech’s pre-incentive profits.

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

The fair values of the appreciation rights were estimated using the Black-Scholes option pricing model with the following assumptions:

	Assumptions
	October 2014	February 2015	March 2016
	grant	grant	grant
Dividend yield	1.98%	2.56%	2.89%
Expected volatility	34%	30%	28%
Risk-free interest rate	2.53%	1.81%	1.93%
Expected life (in years)	12	6	6
Grant date fair value (in millions)	$23.2	$2.0	$2.6
Merger date fair value (in millions)	$13.3	$0.9	$1.8

The dividend yield and expected volatility were determined using historical data from publicly traded peers. The risk‑free interest rate for the 2014 grant is based on the 10 -year U.S. Treasury note at the time of the grant while the risk-free interest rates for the 2015 and 2016 grants are based on the average of the five-year and seven-year U.S. Treasury notes at the time of the grant. The expected life of the appreciation rights was estimated based upon the assumption that recipients terminate upon vesting and exercise a certain percentage of their rights each year over the following four years.

Intech profit interests and phantom interests entitle holders to periodic distributions of a portion of Intech operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post‑employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2018, the total undiscounted estimated post-employment payments for profits interests and phantom interests was $45.1 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations. As of December 31, 2018, the carrying value of the liability associated with the Intech profits interests and phantom interests was $17.1 million and is included in other non-current assets on JHG’s Consolidated Balance Sheets.

Long-Term Incentive Plan (“LTIP”)

LTIP awards provide selected employees restricted shares or nil cost options that have employment and performance conditions. Employees who have been awarded such options have five years to exercise their options following the three-year vesting period for 2013 LTIP and five and four years to exercise their options following the three- and four‑year vesting periods, respectively, for 2014 LTIP.

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

The 2015 and 2016 LTIP award vesting and release of the award are subject to performance against the following performance conditions measured (as appropriate) over, or at the end of, the relevant three- or four-year performance period (in respect of the first and second tranche of the award respectively):

2015 and 2016 awards criteria (pre- Merger)	Weighting
Market conditions
FTSE 350	25%
ASX 100	25%
Non-Market
Net Fund Flows Condition	15%
Investment Performance Condition	15%
Operating Margin Condition	10%
People Strategy Condition	10%

Following the completion of the Merger with JCG, the Compensation Committee reviewed the performance metrics under the existing LTIP plans and proposed changes to ensure that the metrics remain relevant and appropriate for the objectives and goals of the combined Group. 2014 LTIP vesting conditions remain unchanged and the existing performance metrics were measured as of May 30, 2017 to determine the appropriate level of vesting. The vested portion of the 2015 and 2016 LTIP awards remain subject to the original metrics (measured at the Merger completion date) while the new criteria were applied to the unvested portion:

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

The performance period for the first tranche of 2014 LTIP was completed on December 31, 2016, and 3% of awards vested in April 2017. The performance period for the second tranche of 2014 LTIP was completed on December 31, 2017, and 3% of awards vested in April 2018. The Monte Carlo model was used to value the options of the 2015 and 2016 plans.

The performance period for the first tranche of 2015 LTIP was completed on December 31, 2017. 25% of the pre‑Merger awards and 74.6% of the post-Merger awards vested in April 2018. The performance period for the second tranche of 2015 LTIP was completed on December 31, 2018. 25% of the pre-Merger awards and 35.5% of the post‑Merger awards will vest in April 2019.

The performance period for the first tranche of 2016 LTIP was completed on December 31, 2018. 25% of the pre‑Merger awards and 35.5% of the post-Merger awards will vest in April 2019.

The components of the Group’s long-term incentive compensation expense for the years ended December 31, 2018, 2017 and 2016, are summarized as follows (in millions):

	Year ended December 31,
	2018	2017	2016
DEP	$18.7	$17.6	$17.5
LTIP	2.6	6.4	7.5
RSP	10.1	3.4	5.1
BAYE	3.0	3.2	3.0
ExSOP	0.8	1.5	1.9
CSOP	0.6	1.1	1.4
SAYE	0.9	0.8	0.7
RSA	44.9	32.8	—
ESOP	—	—	0.2
Stock-based payments expense	81.6	66.8	37.3
DEP Funds - liability settled	54.9	41.4	35.0
MFSA - liability settled	24.3	20.7	—
Profits interests and other	18.4	12.3	—
Social Security costs	9.4	10.3	13.2
Total charge to the Consolidated Statements of Comprehensive Income	$188.6	$151.5	$85.5

At December 31, 2018, unrecognized and unearned compensation, based on vesting outcomes as of December 31, 2018, on the 2018 LTIP, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

		Weighted-
	Unrecognized	average
	compensation	years
DEP	$11.0	1.4
LTIP	1.1	0.9
RSP	9.0	1.7
BAYE	0.9	0.6
ExSOP	0.6	1.1
CSOP	0.5	1.1
SAYE	1.1	1.7
RSA	45.9	2.3
Stock-based payments expense	70.1	2.0
DEP Funds - liability settled	39.0	1.4
MFSA - liability settled	21.3	2.6
Profits interests and other	27.4	5.4
Social Security costs	17.7	1.0
Total remaining charge to the Consolidated Statements of Comprehensive Income	$175.5	2.4

The Group generally grants annual long-term incentive awards in March and April in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted to employees in 2018, 2017 and 2016. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model and a Monte Carlo model, with the following assumptions:

Black-Scholes Option Pricing Model

		Year ended December 31,
	2018	2017								2016
	SAYE	CSOP		U.S. CSOP		ExSOP		SAYE		CSOP		U.S. CSOP		ExSOP		SAYE		U.S. SAYE
Fair value of options granted	£4.99	33.43	p	32.81	p	27.78	p	75.28	p	33.51	p	27.01	p	27.40	p	58.49	p	64.71	p
Assumptions:
Dividend yield	3.85%	4.64%		4.64%		4.64%		3.99%		4.12%		4.12%		4.12%		3.98%		3.98%
Expected volatility	32.20%	32.41%		35.19%		32.41%		32.13%		30.26%		29.67%		30.26%		29.72%		29.35%
Risk-free interest rate	0.70%	0.27%		0.16%		0.27%		0.19%		0.58%		0.45%		0.58%		0.53%		0.40%
Expected life (years)	3	3		2		3		3		3		2		3		3		2

Monte Carlo Model – LTIP 2015

	Year ended December 31, 2018
	% Allocation
	of award	Tranche 1		Tranche 2
Fair Values:
Relative TSR	50%	118.96	p	124.11	p
Relative investment performance	25%	209.76	p	206.59	p
Relative net income before tax growth	25%	209.76	p	206.59	p
Assumptions:
Date of grant		May 1, 2015		May 1, 2015
Start of performance period		January 1, 2015		January 1, 2015
End of performance period		December 31, 2017		December 31, 2018
Vesting date		May 1, 2018		May 1, 2019
Date of modification ("DoM")		May 30, 2017		May 30, 2017
Share price at DoM		233.7	p	233.7	p
Risk free discount rate		0.1	% pa	0.1	% pa
Dividend yield		4.5	% pa	4.5	% pa
Share price volatility in GBP		30	% pa	30	% pa
Holding period adjustment		9.0%		6.2%
Percentage based on pre-modification performance conditions		80%		60%

Monte Carlo Model – LTIP 2016

	Year Ended December 31, 2018
	% Allocation
	of award	Tranche 1		Tranche 2
Fair values:
Relative TSR	50%	120.98	p	123.64	p
Relative investment performance	25%	200.42	p	197.39	p
Relative net income before tax growth	25%	200.42	p	197.39	p
Assumptions:
Date of grant		May 24, 2016		May 24, 2016
Start of performance period		January 1, 2016		January 1, 2016
End of performance period		December 31, 2018		December 31, 2019
Vesting date		March 24, 2019		March 24, 2020
Date of modification ("DoM")		May 30, 2017		May 30, 2017
Share price at DoM		233.7	p	233.7	p
Risk free discount rate		0.1	% pa	0.1	% pa
Dividend yield		4.5	% pa	4.5	% pa
Share price volatility in GBP		30	% pa	30	% pa
Holding period adjustment		9.0%		6.2%

Expected volatility was determined using an average of Henderson’s historical volatility. Expected life was determined using the vesting periods of each grant. The risk-free interest rate for periods within the contractual life of the options is based on the UK Treasury three-year coupon rate and two-year coupon rate, respectively, at grant date.

The table below summarizes the Group’s outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	4,319,706	$22.55	45,560,242	$1.97	43,890,407	£1.34
Share consolidation	—	$—	(41,004,619)	$19.82	—	£—
Acquired from Merger	—	$—	92,949	$18.76	—	£—
Granted	84,273	$26.88	2,042,321	$13.66	16,251,758	£1.53
Exercised	(212,562)	$12.31	(404,735)	$20.32	(11,039,274)	£0.73
Forfeited	(1,051,655)	$11.81	(1,966,452)	$7.41	(3,542,649)	£1.81
Outstanding at December 31	3,139,762	$28.19	4,319,706	$22.55	45,560,242	£1.53
Exercisable (1)	707,848	$36.02	663,342	$34.67	5,014,642	£0.87
Vested or expected to vest	1,157,663	$—	2,999,811	$15.57	24,849,673	£0.44

Included in the above table is the Group’s nil cost LTIP options, which constitute the majority of forfeitures.

(1)

The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of the Group’s common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2018, 2017 and 2016 (in millions):

	December 31,
	2018	2017	2016
Exercised	$0.1	£2.8	£18.9
Outstanding	$0.2	£15.9	£47.7
Exercisable	$0.2	£3.9	£7.5

Deferred Equity Plan

The table below summarizes DEP unvested stock awards for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	1,442,091	$32.36	16,466,630	$3.17	26,653,694	£1.79
Share consolidation	—	$—	(14,825,509)	$31.64	—	£—
Adjustment	—	$—	1,275	$15.43	—	£—
Granted	1,129,504	$33.55	919,967	$31.40	9,134,443	£2.47
Exercised	(731,596)	$33.80	(873,810)	$31.33	(16,862,324)	£1.63
Forfeited	(101,223)	$33.07	(246,462)	$28.06	(2,459,183)	£1.59
Unvested at December 31	1,738,776	$33.41	1,442,091	$32.36	16,466,630	£2.46

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2018 and 2017:

	2018		2017
		Weighted-		Weighted-
		average		average
	Shares	price	Shares	price
Outstanding at January 1	3,537,221	$30.81	—	$—
Acquired from the Merger	—	$—	4,068,619	$30.72
Granted	1,107,382	$35.57	73,982	$35.08
Exercised	(1,197,671)	$30.76	(444,884)	$30.73
Forfeited	(68,782)	$32.49	(160,496)	$30.72
Unvested at December 31	3,378,150	$32.35	3,537,221	$30.81

Note 15 — Retirement Benefit Plans

Defined Contribution Plans

The Group operates two separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for international employees.

Substantially all U.S. full-time employees of JHG are eligible to participate in a company-sponsored 401(k) plan. During the year ended December 31, 2018, JHG matched 5.0% of employee-eligible compensation in the 401(k) plan.

Expenses related to the 401(k) plan are included in employee compensation and benefits on JHG’s Consolidated Statements of Comprehensive Income and were $5.8 million and $8.6 million during the year ended December 31, 2018 and 2017, respectively. The assets of the plan are held separately from those of the Group in trustee-administered funds.

Substantially all non-U.S. full-time employees of JHG are eligible to participate in company-sponsored defined contribution plans. The total amounts charged to the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, in respect of the non-U.S. defined contribution plan was $7.5 million, $11.8 million and $11.6 million, respectively, which represents contributions paid or payable to this plan by the Group.

Defined Benefit Plans

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS” or the “Plan”), previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The JHGPS is funded by contributions to a separately administered fund.

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

The Group’s latest triennial valuation of the JHGPS has resulted in a surplus on a technical provisions basis of $15.3 million (£12.0 million).

Plan assets and benefit obligations

The Plan assets and defined benefit obligations of the JHGPS and the unapproved pension plan were valued as of December 31, 2018 and December 31, 2017. The Group’s plan assets, benefit obligations and funded status as of the December 31 measurement date are as follows (in millions):

	December 31,
	2018	2017
Change in plan assets:
Fair value of plan assets as of January 1	$941.8	$877.3
Return on plan assets	(11.1)	34.8
Employer contributions	12.5	20.5
Benefits paid	(14.7)	(13.8)
Settlements	(24.0)	(58.6)
Foreign currency translation	(55.0)	81.6
Fair value of plan assets as of December 31	849.5	941.8
Change in benefit obligation:
Benefit obligation as of January 1	(719.1)	(679.2)
Service cost	(1.2)	(1.2)
Interest cost	(17.3)	(19.2)
Settlements	24.0	58.6
Plan amendments	(3.9)	—
Benefits paid	14.7	13.8
Actuarial gain (loss)	47.6	(29.8)
Foreign currency translation	41.9	(62.1)
Benefit obligation as of December 31	(613.3)	(719.1)
Funded status as of year end	236.2	222.7
Tax at source	(33.4)	(28.0)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$202.8	$194.7

Amounts recognized on the Consolidated Balance Sheet, net of tax at source as of December 31, 2018 and 2017, consist of the following (in millions):

	December 31,
	2018	2017
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$206.5	$199.3
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(3.7)	(4.6)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$202.8	$194.7

The following key assumptions were used in determining the defined benefit obligation as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Discount rate	2.9%	2.6%
Inflation - salaries	2.5%	2.5%
Inflation - RPI	3.1%	3.1%
Inflation - CPI	2.0%	2.0%
Pension increases (RPI capped at 5% per annum ("p.a."))	3.0%	3.0%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%
Life expectancy of male aged 60 at accounting date	28.2	28.3
Life expectancy of male aged 60 in 15 years time	29.2	29.4

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

Plan assets

The fair values of the JHGPS plan assets as at December 31, 2018 and 2017, by major asset class, are as follows (in millions):

	December 31,
	2018	2017
Cash and cash equivalents	$6.4	$10.8
Money market instruments	21.6	1.7
Forward foreign exchange contracts	0.3	0.4
Fixed income investments	623.2	745.2
Equity investments	198.0	183.7
Total assets at fair value	$849.5	$941.8

As of December 31, 2018, $198.0 million of JHGPS assets were held in JHG-managed funds.

The assets of the JHGPS are allocated to a growth portfolio and to fixed income assets. The majority of the growth portfolio is invested in pooled diversified funds, with the objective of achieving a level of growth greater than the fixed income portfolio. The fixed income portfolio is managed on a segregated basis, with the primary objective of meeting the cash flows as they mature.

The strategic allocation as of December 31, 2018 and 2017 was broadly 25% growth portfolio and 75% bond assets.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	and liabilities	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$6.4	$—	$—	$6.4
Money market instruments	—	21.6	—	22
Forward foreign exchange contracts	0.3	—	—	0.3
Fixed income investments	619.0	4.2	—	623.2
Equity investments	—	198.0	—	198.0
Total	$625.7	$223.8	$—	$849.5

The expected rate of return on assets for the financial period ending December 31, 2018, was 2.5% p.a. based on financial conditions as of December 31, 2017 (2017: 2.6% p.a.). This rate is derived by taking the weighted average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial gains and losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial gain, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2018 and 2017, are shown below (in millions):

	December 31,
	2018	2017
Opening accumulated unamortized actuarial gain	$21.0	$32.1
Current year actuarial gain (loss)	14.4	(15.3)
Tax at source on current year actuarial gain (loss)	(6.5)	4.7
Current year prior service cost	(3.7)	—
Release of actuarial gain due to settlement event	(1.1)	(1.6)
Release of tax at source due to settlement event	0.6	1.1
Closing accumulated unamortized actuarial gain	$24.7	$21.0

No actuarial gains were amortized from accumulated other comprehensive income during the year ended December 31, 2018 (2017: nil). No actuarial gains are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019.

Net periodic benefit cost

The components of net periodic benefit cost in respect of defined benefit plans for the years ended December 31, 2018, 2017 and 2016, include the following (in millions):

	December 31,
	2018	2017	2016
Service cost	$(1.2)	$(1.2)	$(1.2)
Settlement gain	1.6	1.6	—
Interest cost	(17.3)	(19.2)	(22.6)
Expected return on plan assets	21.3	20.3	25.6
Net periodic benefit credit	4.4	1.5	1.8
Contributions to money purchase section	(8.0)	(7.4)	(7.5)
Total cost	$(3.6)	$(5.9)	$(5.7)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 (in millions):

	December 31,
	2018	2017	2016
Discount rate	2.6%	2.9%	3.8%
Inflation - salaries	2.5%	2.5%	2.5%
Inflation - RPI	3.1%	3.2%	3.0%
Inflation - CPI	2.0%	2.1%	2.0%
Pension increases (RPI capped at 5% p.a.)	3.0%	3.0%	2.9%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%	2.0%
Expected return on plan assets	2.5%	2.6%	3.4%
Amortization period for net actuarial gains at beginning of the year	11.0	11.0	11.0

Cash flows

Employer contributions of $12.5 million were paid in relation to the Group’s defined benefit pension plans during 2018 (excluding credits to members’ Money purchase accounts). The Group expects to contribute approximately $0.8 million to the JHGPS (excluding credits to members’ Money purchase accounts) in the year ended December 31, 2019.

The expected future benefit payments for the Group’s pension plan are as follows (in millions):

2019	$17.2
2020	$18.0
2021	$19.7
2022	$21.0
2023	$23.1
2024-2028	$124.9

Note 16 — Accumulated  Other  Comprehensive  Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018 and 2017, are as follows (in millions):

	Year ended December 31,
	2018				2017
	Foreign	Available-for-sale	Retirement benefit		Foreign	Available- for-sale	Retirement benefit
	currency	securities	asset, net	Total	currency	securities	asset, net	Total
Beginning balance	$(325.3)	$2.5	$21.0	$(301.8)	$(471.3)	$4.7	$32.1	$(434.5)
Cumulative-effect adjustment	—	(2.5)	—	(2.5)	—	—	—	—
Adjusted beginning balance	(325.3)	—	21.0	(304.3)	(471.3)	4.7	32.1	(434.5)
Other comprehensive income (loss)	(124.3)	—	3.7	(120.6)	125.0	1.9	(10.6)	116.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—		(3.9)	(0.5)	(4.4)
Total other comprehensive income (loss)	(124.3)	—	3.7	(120.6)	125.0	(2.0)	(11.1)	111.9
Less: other comprehensive loss (income) attributable to noncontrolling interests	1.4	—	—	1.4	21.0	(0.2)	—	20.8
Ending balance	$(448.2)	$—	$24.7	$(423.5)	$(325.3)	$2.5	$21.0	$(301.8)

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2018, 2017 and 2016, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2018	amount	expense	Net amount
Foreign currency translation adjustments	(124.3)	—	(124.3)
Retirement benefit asset, net	4.2	0.6	4.8
Reclassifications to net income	(1.1)	—	(1.1)
Total other comprehensive loss	$(121.2)	$0.6	$(120.6)

	Pre-tax	Tax
Year ended December 31, 2017	amount	benefit	Net amount
Net unrealized losses on available-for-sale securities	$1.9	$—	$1.9
Foreign currency translation adjustments	125.0	—	125.0
Retirement benefit asset, net	(10.2)	(0.4)	(10.6)
Reclassifications to net income	(4.4)	—	(4.4)
Total other comprehensive income	$112.3	$(0.4)	$111.9

	Pre-tax	Tax
Year ended December 31, 2016	amount	expense	Net amount
Net unrealized gains on available-for-sale securities	$0.8	$—	$0.8
Foreign currency translation adjustments	(247.4)	0.3	(247.1)
Retirement benefit asset, net	14.7	0.3	15.0
Reclassifications to net income	(1.2)	—	(1.2)
Total other comprehensive income loss	$(233.1)	$0.6	$(232.5)

Note 17 — Earnings and Dividends Per  Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2018, 2017 and 2016 (in millions, except per share data):

	Year ended December 31,
	2018	2017	2016
Net income attributable to JHG	$523.8	$655.5	$189.0
Less: Allocation of earnings to participating stock-based awards	(12.7)	(17.3)	(4.5)
Net income attributable to JHG common shareholders	$511.1	$638.2	$184.5
Weighted-average common shares outstanding - basic	195.0	160.7	109.1
Dilutive effect of non -participating stock-based awards	0.9	1.6	2.0
Weighted-average diluted common shares outstanding - diluted	195.9	162.3	111.1
Earnings per share:
Basic	$2.62	$3.97	$1.69
Diluted (two class)	$2.61	$3.93	$1.66

The share numbers in the table above have been updated to reflect the share consolidation on April 26, 2017. Refer to Note 2 – Summary of Significant Accounting Policies for additional information on the share consolidation.

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Year ended
	December 31,
	2018	2017	2016
Unvested nonparticipating stock awards	1.0	0.8	7.8
Dai-ichi options	—	10.0	—

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

The following is a summary of cash dividends declared and paid for the years ended December 31, 2018, 2017 and 2016, in GBP and USD:

	Year ended December 31,
	2018	2017	2016
Dividends paid per share - pre-Merger - in GBP	£—	£0.0915	£0.1040
Dividends paid per share - post-Merger - in USD	$1.4000	$0.6400	$—

The pre-Merger share numbers in the table above have not been updated to reflect the share consolidation on April 26, 2017. Refer to Note 2 – Summary of Significant Accounting Policies for additional information on the share consolidation.

Note 18 — Commitments and  Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2018, are discussed below.

Operating and Capital Leases

As of December 31, 2018, future minimum rental commitments under non-cancelable operating and capital leases are as follows (in millions):

Year ended December 31,	Amount
2019	$33.1
2020	31.7
2021	29.2
2022	25.1
2023	23.2
Thereafter	63.1
Total	$205.4

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters.

Richard Pease v. Henderson Administration Limited

The outcome of a court case involving an ex-employee was determined in the first quarter of 2018. The case related to the fees the Group should receive after a fund was transferred to an ex-employee (the “Fund Transfer Fees”) and the ex‑employee’s entitlement to deferred and forfeited remuneration. The judgment given in the case resulted in the Group recognizing a $12.2 million charge in general, administrative and occupancy on JHG’s Condensed Consolidated Statements of Comprehensive Income after the judge held that the ex-employee was not bound to pay the Fund Transfer Fees and that the ex-employee’s contract gave him an entitlement to deferred and forfeited remuneration. The amount also includes legal costs relating to the case.  Henderson Administration Limited (“HAL”), a wholly owned subsidiary of JHG, appealed the part of the judgment relating to the Fund Transfer Fees and judgment was handed down by the Court of Appeal of England and Wales on February 15, 2019 in favor of HAL. As a result, and subject to any further appeal, the Group will be entitled to the Fund Transfer Fees and related interest of approximately $5.0 million and $0.3 million, respectively. It will also be entitled to certain costs relating to the appeal and the earlier trial insofar as they relate to the Fund Transfer Fees claim.

Eisenberg v. Credit Suisse AG and Janus Indices, Halbert v. Credit Suisse AG and Janus Indices, Qiu v. Credit Suisse AG and Janus Indices and Y-GAR Capital v. Credit Suisse AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC, which effective January 1, 2019 was renamed Janus Henderson Indices LLC (“Janus Indices”), a subsidiary of the Group, on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes. On April 17, 2018, a second lawsuit was filed against Janus Indices and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Indices). On May 4, 2018, a third lawsuit, styled as a class action on behalf of investors who purchased XIV between January 29, 2018, and February 5, 2018, was filed against Janus Indices and Credit Suisse AG in the SDNY (Qiu v. Credit Suisse AG and Janus Indices). The Halbert and Qiu allegations generally copy the allegations in the Eisenberg case. On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants.

On February 7, 2019, a fourth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc, and Credit Suisse in the United States District Court of the Eastern District of New York by certain investors in XIV (Y-GAR Capital LLC v. Credit Suisse Group AG, et al.) The allegations in Y-GAR generally copy the allegations in the Set Capital case.

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

During the years ended December 31, 2018, 2017 and 2016, the Group recognized revenues of $1,953.2 million, $1,473.5 million and $885.0 million, respectively, from the funds it manages that are related parties and not consolidated, in the Consolidated Statements of Comprehensive Income.

The following table reflects amounts in the Consolidated Balance Sheets relating to fees receivable from managed funds which are:

	As of December 31
	2018	2017
Accrued income	$187.2	$261.6
Accounts receivable	29.7	39.8

Dai-ichi is a significant shareholder of the Group. Investment management fees attributable to Dai-ichi separate accounts for the years ended December 31, 2018 and 2017, were $14.9 million and $11.0 million, respectively.

Seed investments held in managed funds are discussed in Note 5 – Consolidation.

Note 20 — Geographic Information

The following summary provides information concerning the Group’s principal geographic areas for the years ended and as of December 31, 2018, 2017 and 2016 (in millions):

	Year ended December 31,
Operating revenues	2018	2017	2016
U.S.	$1,338.7	$818.1	$172.1
UK	649.4	669.0	536.7
Luxembourg	255.9	280.9	282.7
International	62.4	50.3	26.7
Total	$2,306.4	$1,818.3	$1,018.2

Refer to JHG 2017 Pro Forma Results in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of JHG, for pro forma geographic operating revenues for the year ended December 31, 2017.

Operating revenues are attributed to countries based on the location in which revenues are earned.

	As of December 31,
Long-lived assets	2018	2017
UK	$366.8	$397.0
U.S.	2,604.2	2,629.8
Australia	219.3	245.1
Other	2.5	3.5
Total	$3,192.8	$3,275.4

Long-lived assets include property, equipment, software and intangible assets.

Note 21 — Selected Quarterly Financial Data (Unaudited)

The Group adopted the new revenue recognition standard, along with the updated principal-versus-agent guidance, effective January 1, 2018, using the retrospective method, which required adjustments to be reflected as of January 1, 2016. Quarterly 2017 total revenue in the table below has been adjusted for the new revenue recognition standard.

	2018
	First	Second	Third	Fourth
(in millions, except per share amounts)	quarter	quarter	quarter	quarter	Full year
Total revenue	$587.7	$592.4	$581.2	$545.1	$2,306.4
Operating income	176.2	175.3	148.3	150.0	649.8
Net income	163.2	130.5	105.1	100.8	499.6
Net income attributable to noncontrolling interests	2.0	10.1	6.1	6.0	24.2
Net income attributable to JHG	165.2	140.6	111.2	106.8	523.8
Basic earnings per share attributable to JHG common shareholders	$0.82	$0.70	$0.55	$0.54	$2.62
Diluted earnings per share attributable to JHG common shareholders	$0.82	$0.70	$0.55	$0.54	$2.61

	2017
	First	Second	Third	Fourth
(in millions, except per share amounts)	quarter	quarter	quarter	quarter	Full year
Total revenue	$233.0	$396.6	$566.9	$621.8	$1,818.3
Operating income	50.8	56.7	138.2	196.6	442.3
Net income	42.6	41.5	102.2	472.1	658.4
Net income attributable to noncontrolling interests	—	0.2	(2.7)	(0.4)	(2.9)
Net income attributable to JHG	42.6	41.7	99.5	471.7	655.5
Basic earnings per share attributable to JHG common shareholders	$0.38	$0.29	$0.49	$2.34	$3.97
Diluted earnings per share attributable to JHG common shareholders	$0.38	$0.28	$0.49	$2.32	$3.93

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

JHG’s Management’s Report on Internal Control over Financial Reporting and the Group’s registered public accounting firm’s Report of Independent Registered Public Accounting Firm, which contains its attestation on JHG’s internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in JHG’s internal control over financial reporting (as that term is defined in Rule 13a‑15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, JHG’s internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III of Form 10‑K requires registrants to furnish the information required by the following items of Regulations S‑K, Part 400: Items 401 (Directors, Executive Officers, Promoters and Control Persons), 405 (Compliance with Section 16(a) of the Exchange Act), 406 (Code of Ethics) and 407(c)(3) (Material Changes to Procedures for Shareholder Nomination of Directors), (d)(4) (Names of audit committee members) and (d)(5) (Audit Committee Financial Expert). Because the Company is a “foreign private issuer” as defined by Rule 3b‑4 under the Securities Exchange of 1934, as amended, it is not required to comply with Section 16(a) of the Exchange Act. Accordingly, the Company has not provided the information called for in Item 405.

Directors

Richard Gillingwater, Glenn Schafer, Richard Weil, Kalpana Desai, Jeffrey Diermeier, Kevin Dolan, Eugene Flood, Jr., Lawrence Kochard, Angela Seymour‑Jackson, Tatsusaburo Yamamoto are the current directors of the Company, holding office until the 2019 annual general meeting or until their successors are elected and qualify. Ages shown below are as of February 22, 2019.

Kalpana Desai | Age 51

Independent Non‑Executive Director since May 2017. Ms Desai was a Non‑Executive Director of Henderson Group from October 2015 to May 2017 and is currently a member of the Audit Committee and Nominating and Governance Committee.

Experience

Ms Desai has over 30 years of international advisory and investment banking experience, primarily gained in the Asia‑Pacific region. Until 2013, Ms Desai was Head of Macquarie Capital Asia, the investment banking division of Macquarie Group Limited, headquartered in Australia. Prior to this, she was Head of the Asia‑Pacific Mergers & Acquisitions Group and a Managing Director from 2001 in the investment banking division of Bank of America Merrill Lynch based in Hong Kong. Earlier, Ms Desai worked in the corporate finance divisions of Barclays de Zoete Wedd in London and Hong Kong and at J. Henry Schroder Wagg in London, having started her career in the financial services division of Coopers & Lybrand Consulting in London. She was a member of the Takeovers and Mergers Panel of the Securities and Futures Commission in Hong Kong from 2007 to 2014. She is currently a Non‑Executive Director of Canaccord Genuity Group Inc., headquartered in Canada. Ms Desai has a BSc in Economics from the London School of Economics and Political Science and qualified as a Chartered Accountant (ACA) at PricewaterhouseCoopers in London in 1991.

Ms Desai’s qualifications to serve on the Board include her over 30 years of international advisory and investment banking experience, primarily gained in the Asia‑Pacific region, including her experience gained as Head of the Asia‑Pacific Mergers & Acquisitions Group and a Managing Director from 2001 in the investment banking division of Bank of America Merrill Lynch based in Hong Kong. The Board also takes into consideration Ms Desai’s qualification as a Chartered Accountant (ACA).

Jeffrey Diermeier | Age 66

Independent Non‑Executive Director since May 2017. Mr Diermeier was an Independent Director of Janus Capital Group from March 2008 to May 2017 and is currently the Chair of the Board Audit Committee and member of the Nominating and Governance Committee and the Risk Committee.

Experience

Mr Diermeier is a Director of the University of Wisconsin Foundation, a non‑profit fundraising and endowment management organization, and former Chairman of its Investment Committee. In January 2011, Mr Diermeier became a Director of Adams Street Partners, a private equity firm located in Chicago. Between 2010 and 2017 he was a co‑owner and Chairman of L.B. White Company, a heating equipment manufacturer. He is also a minority owner of Stairway Partners, LLC, a registered investment adviser located in Chicago, and was an advisory board member from 2005 to December 2012. He was a Trustee of the Board of the Financial Accounting Foundation, which oversees the Financial Accounting Standards Board and the Government Accounting Standards Board, from January 2009 to December 2015 and Chairman of the Trustees from November 2012 to December 2015. From 2005 until January 2009, he served as President and Chief Executive Officer of the CFA Institute, a non‑profit educational organization for investment professionals in Charlottesville, Virginia, and previously in a number of capacities in the global asset management division of UBS and predecessor organisations, primarily Brinson Partners, Inc., beginning as an Equity Analyst and culminating as its Global Chief Investment Officer from 2000 to 2004. Mr Diermeier holds the Chartered Financial Analyst designation. Mr Diermeier has a BBA in Finance and Investments from the University of Wisconsin — Madison and an MBA in Finance and Investments from the University of Wisconsin — Madison.

Mr Diermeier’s qualifications to serve on the Board include extensive oversight experience related to financial reporting and corporate governance standards as a trustee of the Board of the Financial Accounting Foundation, CFA Institute experience, mutual fund and investment adviser oversight experience while at UBS, corporate oversight as a member of several boards of directors and committees, and his general executive management experience at UBS and its predecessor entity.

Kevin Dolan | Age 65

Independent Non‑Executive Director since May 2017. Mr Dolan was a Non‑Executive Director of Henderson Group from September 2011 to May 2017 and is currently a member of the Nominating and Governance Committee and Risk Committee.

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

Mr Dolan’s qualifications to serve on the Board include his over 36 years’ experience in the financial industry, notably his chief executive experience at La Fayette Investment Management, Bank of Ireland Group and with Edmond de Rothschild Asset Management and AXA Group. The Board also takes into consideration his experience and contribution as a legacy non‑executive director of Henderson Group plc from 2011 to May 2017.

Eugene Flood Jr. | Age 63

Independent Non‑Executive Director since May 2017. Mr Flood was a Non‑Executive Director of Janus Capital Group from January 2014 to May 2017 and is currently a member of the Nominating and Governance Committee, Risk Committee and Audit Committee.

Experience

Currently, Mr Flood also serves as Chairman of the advisory board for the Institute for Global Health and Infectious Diseases at the University of North Carolina Chapel Hill; is a Trustee of the Financial Accounting Foundation; and, has been a Director of the Research Corporation for Science Advancement since 2015. Previously, Mr Flood served as a Director of The Foundation for the Carolinas from 2012 to 2015. He was Executive Vice President of TIAA‑CREF from 2011 until his retirement in 2012, serving on the CREF Board of Trustees and the TIAA‑CREF Mutual Fund Board of Trustees for seven years, and chairing the Investment Committee. Prior to joining TIAA‑CREF as an executive in 2011, Mr Flood spent 12 years with Smith Breeden Associates, a North Carolina‑based fixed income asset manager, as President and Chief Executive Officer. Mr Flood also served with Morgan Stanley in a range of trading and investment positions from 1987 to 1999 and was an Assistant Professor of Finance at Stanford Business School from 1982 to 1987. Mr Flood earned a Bachelor of Arts degree in economics from Harvard University and a PhD in economics from the Massachusetts Institute of Technology.

Mr Flood’s qualifications to serve on the Board include his extensive investment management, mutual fund and investment adviser experience as a trustee for CREF and TIAA‑CREF, his senior management experience with Smith Breeden Associates and Morgan Stanley, and his economic‑focused academic background. The Board also takes into account that Mr Flood has a Ph.D. in Economics from the Massachusetts Institute of Technology.

Richard Gillingwater | Age 62

Non‑Executive Director and Chairman since May 2017. He was a Non‑Executive Director of the Henderson Group Board from February 2013 to May 2017, taking the position of Chairman in May 2013. He is currently the Chair of the Nominating and Governance Committee and a member of the Compensation Committee.

Experience

Mr Gillingwater started his career in investment banking in 1980 at Kleinwort Benson, where he spent ten years. After this he moved to BZW and, in due course, became joint Head of Corporate Finance. BZW was taken over by Credit Suisse First Boston and he ultimately became Chairman of European Investment Banking at Credit Suisse First Boston. In 2003, he was asked by the UK Government to found and become the Chief Executive and later, Chairman of the Shareholder Executive. In 2007, he became Dean of Cass Business School which role he held until 2012. In his Non Executive career, Mr Gillingwater has been Chairman of CDC Group plc and has also been a Non‑Executive Director of

P&O, Debenhams, Tomkins, Qinetiq Group, Kidde, Hiscox Ltd, Helical plc and Wm Morrison Supermarkets plc. Mr Gillingwater is Chairman of SSE plc and Senior Independent Director of Whitbread plc. Mr Gillingwater holds an MA in Law, St Edmund Hall, Oxford University and a MBA from the International Institute for Management Development (IMD) in Lausanne. Mr Gillingwater is a qualified solicitor.

Mr Gillingwater’s qualifications to serve on the Board include his broad industry experience as Chairman of European Investment Banking at Credit Suisse First Boston, Chairman of the Shareholder Executive and Dean of the Cass Business School, in addition to his extensive experience as a non‑executive director of a number of other high profile publicly listed companies, including as Chairman of Henderson Group from May 2013 to May 2017.

Lawrence Kochard | Age 62

Independent Non‑Executive Director since May 2017. Mr Kochard was an Independent Director of Janus Capital Group from March 2008 to May 2017 and is currently the Chair of the Compensation Committee and a member of the Nominating and Governance Committee.

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

Mr Kochard’s qualifications to serve on the Board include his extensive experience related to investment management, investment adviser oversight, general executive management and his economic‑focused academic background while a senior executive officer on the investment teams of University of Virginia, Georgetown University, Virginia Retirement System, Fannie Mae, and The Goldman Sachs Group. The Board also takes into account that Mr Kochard has a Ph.D. in Economics from the University of Virginia.

Glenn Schafer | Age 69

Vice‑Chairman and Independent Non‑Executive Director since May 2017. Mr Schafer was a Director of Janus Capital Group from December 2007 to May 2017, taking the position of Chairman in April 2012. He is a member of the Compensation Committee and the Nominating and Governance Committee.

Experience

Mr Schafer serves as a Director of GeoOptics LLC, a weather satellite manufacturer. Mr Schafer served as a Director of the Michigan State University Foundation from 2004 to 2014. Mr Shafer was Vice Chairman of Pacific Life Insurance Company (Pacific Life) from April 2005 until his retirement in December 2005; a member of Pacific Life’s Board of Directors and President of Pacific Life from 1995 to 2005; and, Executive Vice President and Chief Financial Officer of Pacific Life from 1991 to 1995. From 2006 to 2007, he served on the Board of Directors for Scottish Re Group. Between 2006 and 2017 Mr Schafer was a Director of Genesis Healthcare, Inc., the successor company resulting from the merger with Skilled Healthcare Group, Inc. to which Mr Schafer was a director. Mr Schafer also served as a Director of Mercury General Corporation, an insurance holding company, between 2015 up until his resignation in February 2018. Mr Schafer has a BS from Michigan State University and an MBA from the University of Detroit.

Mr Schafer’s qualifications to serve on the Board include his extensive accounting and financial experience as a former Chief Financial Officer at Pacific Life, investment and capital management experience as a senior executive and board member of Pacific Life, corporate oversight experience as a member of several boards of directors and committees, including as Chairman of Janus Capital Group from April 2012 to May 2017 and his general executive management experience gained as a senior executive and board member of Pacific Life.

Angela Seymour‑Jackson | Age 52

Independent Non‑Executive Director since May 2017. Ms Seymour‑Jackson was a Non‑Executive Director of Henderson Group from January 2014 to May 2017 and is currently a member of the Compensation Committee and the Nominating and Governance Committee. She also chairs Henderson Global Holdings Asset Management Limited (a holding company of the legacy Henderson Group).

Experience

Ms Seymour‑Jackson has over 25 years’ experience in retail financial services. She has held various senior marketing and distribution roles in Norwich Union Insurance, General Accident Insurance, CGU plc and Aviva. She was Chief Executive Officer of RAC Motoring Services Limited from 2010 until 2012. She joined Aegon UK in May 2012 and was appointed Managing Director of the Workplace Solutions Division in December 2012. Ms Seymour‑Jackson was a Senior Advisor to Lloyds Banking Group (insurance) until October 2017. She is a Non‑Executive Director of Rentokil Initial plc and Page Group plc, and is also Deputy Chair and Senior Independent Director at Gocompare.com Group plc. Ms. Seymour‑Jackson has a BA (Hons) in French and European Studies from the University of East Anglia, a diploma from the Chartered Institute of Marketing and an MSc in Marketing.

Ms Seymour‑Jackson’s qualifications to serve on the Board include her extensive background in retail financial services including her experience gained in various senior marketing and distribution roles at Norwich Union Insurance, CGU plc and Aviva UK Life as well as her senior executive experience at RAC Motoring Services Limited and Aegon UK. The Board also takes into consideration her experience and contribution as a non‑executive director of Henderson Group from January 2014 to May 2017.

Richard Weil | Age 55

Chief Executive Officer and Executive Director since May 2017.

Experience

Richard Weil is Chief Executive Officer and also serves as a member of the Board. In this role, Mr Weil is responsible for the strategic direction and overall day‑to‑day management of the firm. He also co‑leads the firm’s executive committee. He has held this position since the merger of Janus Capital Group and Henderson Global Investors in May 2017. Prior to this, Mr Weil was Chief Executive Officer of Janus, a position he had held since joining the firm in 2010. Prior to this, Mr Weil spent 15 years with PIMCO where most recently he served as the global head of PIMCO Advisory, a member of PIMCO’s executive committee, and a member of the board of trustees of the PIMCO Funds. Previous to his appointment as global head of PIMCO Advisory, he served as chief operating officer of PIMCO, a position he held for 10 years, in which time he successfully led the development of PIMCO’s global business and founded their German operations. Mr Weil also previously served as PIMCO Advisors L.P.’s general counsel. Prior to joining PIMCO in 1996, Mr Weil was with Bankers Trust Global Asset Management and Simpson Thacher & Bartlett LLP in New York. Mr Weil earned his bachelor of arts degree in economics from Duke University and his juris doctorate from the University of Chicago Law School. He has 24 years of financial industry experience.

Mr Weil’s qualifications to serve on the Board include his current role as CEO of the Company in addition to his extensive business and legal experience in the investment management industry, his general executive management experience as a senior executive officer at PIMCO and as a lawyer at Simpson Thacher & Bartlett LLP. The Board also considered his extensive experience in the development and oversight of global company operations including his experience gained as Chief Executive Officer of Janus Capital Group from 2010 to May 2017.

Tatsusaburo Yamamoto | Age 54

Independent Non‑Executive Director since May 2017. Mr Yamamoto was an Independent Director of Janus Capital Group from July 2015 to May 2017 and is currently a member of the Nominating and Governance Committee.

Experience

Mr Yamamoto is currently Managing Executive Officer, Corporate Planning Unit, of The Dai‑ichi Life Holdings, Inc. (Dai‑ichi Life) and has worked in many different capacities for Dai‑ichi Life over his 30 year career with the firm. Prior to his current role, Mr Yamamoto served as Executive Officer at the Asset Management Business Unit of Dai‑ichi Life and the Investment Planning Department of Dai‑ichi Life Insurance Company, Limited. Mr Yamamoto was appointed to the Janus Capital Group Board after being designated by Dai‑ichi Life as its representative for appointment to the Board. This right was granted to Dai‑ichi Life as a result of the Investment and Strategic Cooperation Agreement (the Agreement) between Dai‑ichi Life and Janus Capital Group. In connection with the Agreement, Mr Yamamoto has previously worked with the Janus management as a member of the strategic alliance coordination committee, which sought to further the goals of the strategic alliance and enhance product distribution opportunities. Mr Yamamoto has a Bachelor of Arts in Economics from WASEDA University.

Mr Yamamoto’s qualifications to serve on the Board include his extensive experience in the financial services industry outside of the U.S. and his roles in management in the investment planning, asset management and international business management departments of The Dai‑ichi Life Insurance Company, Limited (“Dai‑ichi Life Insurance”) including as Deputy CEO of Dai‑ichi Life Insurance Vietnam and Managing Director of Dai‑ichi Life Insurance (Asia Pacific). The Board also considered his experience and familiarity with the Company’s management team.

Executive Officers

The current executive officers of the Company are as follows:

Name	Title	Age (1)
Richard Weil	Chief Executive Officer	55
Roger Thompson	Chief Financial Officer	51
Enrique Chang	Chief Investment Officer	56

(1)	Ages shown are as of February 22, 2019.

The principal occupation of the current executive officers of the Company is shown in the table above supplemented by the following information, except with respect to Mr. Weil, whose previous experience is described above regarding the Company’s directors.

Roger Thompson is Chief Financial Officer at JHG, a position he has held, as part of the Henderson team, since 2013. He is a member of the executive committee. Mr. Thompson joined Henderson from J.P. Morgan Asset Management where most recently he was global chief operating officer and was previously head of UK and prior to that, international CFO. Mr. Thompson held a broad range of roles at J.P. Morgan and worked internationally, spending time in Tokyo, Singapore and Hong Kong. He trained as an accountant with PricewaterhouseCoopers. Mr. Thompson graduated with a BA (Hons) in accountancy and economics from Exeter University. He is also a chartered accountant and has 26 years of financial industry experience.

Enrique Chang is Global Chief Investment Officer at JHG, a position he has held since the Merger. Prior to the Merger, Mr. Chang was President, Head of Investments at JCG. In his current role, he leads JHG’s global investment team. Mr. Chang is also a Portfolio Manager on the Janus Henderson Global Allocation strategies and a member of the JHG executive committee. He previously served as chief investment officer and executive vice president for American Century Investments. Mr. Chang joined American Century in 2006 and was named CIO in January 2007. Additionally, he was a director of the corporate board. Mr. Chang was also a member of the firm’s asset allocation committee and investment management senior leadership team. He previously was the CIO responsible for global and non‑U.S. equity. Before American Century, Mr. Chang was president and chief investment officer for Munder Capital Management. Earlier in his career, he held a number of senior investment management positions at Vantage Global Advisor, J&W

Seligman and Co., and General Reinsurance Corp. Mr. Chang earned a bachelor of arts degree in mathematics from Fairleigh Dickinson University, and an MBA in finance/quantitative analysis, and an MS in statistics and operations research, from New York University. He has 30 years of financial industry experience.

Officer Code of Ethics

Our Officer Code of Ethics for the CEO and Senior Financial Officers (including our CEO, Chief Financial Officer, and Chief Accounting Officer) (the “Officer Code”) is available on our website at http://www.janushenderson.com/group under Governance policies and statements. Any amendments to or waivers of the Officer Code will be disclosed on our website in the same location.

Director Nomination Process and Diversity

We believe that in order for the Board to effectively guide JHG to sustained, long‑term success, it must be composed of individuals with sophistication and experience in the many disciplines that strengthen our business. We sell our products to intermediary, institutional, and self‑directed clients. To best serve these clients and our shareholders, we seek to ensure that the Board consists of directors who are highly sophisticated in, among other disciplines, domestic and international investment and asset management, finance, economic policy, and the legal and accounting regulations that impact our business. We also believe that the Board should include directors with experience managing, overseeing or advising comparable companies in our industry at the chief executive officer and/or the director level.

The Nominating and Corporate Governance Committee (“Nominating Committee”) does not have a formal ongoing process for identifying and evaluating director nominees; however, when vacancies on the Board are expected, or a need for a particular expertise has been identified, it is expected the Nominating Committee may engage appropriate search firms to assist in identifying director candidates. The Nominating Committee ensures that each director nominee satisfies at least the criteria set forth in the Governance Guidelines and considers and evaluates the individual background and qualifications of each director nominee and the extent to which such background and qualifications might benefit the Company based on the size and composition of the Board of Directors at the time. In identifying director nominees, the Nominating Committee will seek talented and experienced candidates with professional backgrounds who support a balance of knowledge, experience, skills, expertise, and diversity appropriate for the Board as a whole.

The Board believes that it is currently constituted by members that collectively possess diverse knowledge and experience in the disciplines that strengthen JHG’s business. Prior to nominating a new director candidate, the Nominating Committee will consider the collective experience of the existing Board members and based on that evaluation, the Nominating Committee is expected to nominate individuals who it believes will enhance the Board’s ability to serve the Company’s shareholders as a result of that experience and expertise. Although the Board does not currently have a policy specifically addressing director diversity, the Nominating Committee, guided by the Nominating Committee’s charter, is expected to assess and consider the diversity of the Board and the effectiveness of its diversity prior to nominating any additional Board candidates.

Corporate Governance

The Board has established corporate governance measures substantially in compliance with requirements of the NYSE. These include Corporate Governance Guidelines, charters for each of the standing Audit Committee, Risk Committee, Compensation Committee and Nominating and Governance Committee, and a Code of Conduct applying to all directors, officers and employees. Each of these documents is published on the Company’s corporate website: http://www.janushenderson.com/group.

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE. The Company’s corporate governance practices, however, do not differ in any significant way from those requirements, except that whereas the NYSE rules require that shareholders be given the opportunity to vote on equity compensation plans and material revisions thereto, with limited exceptions, under relevant ASX rules individual grants under those plans do not require shareholder approval unless they involve the issue of securities to a related party of the issuer (such as a director)

or a person whose relationship with the company or a related party is such that ASX considers that approval should be obtained. The Company’s corporate governance practices comply with applicable requirements of the SEC.

Audit Committee

The members of the Audit Committee are Jeffrey Diermeier, Eugene Flood, Jr. and Kalpana Desai, each of whom is independent under the standards established by the Board and the NYSE. Mr. Diermeier is Chairman of the Audit Committee.

Audit Committee Financial Expert

The Board has determined that each member of the Audit Committee meets the accounting or related financial management expertise requirements of the NYSE and that Jeffrey Diermeier and Kalpana Desai qualify as “audit Committee financial experts” under applicable SEC regulations. No member of the Audit Committee serves on an audit committee of more than two public companies in addition to JHG.

Item 11.          EXECUTIVE COMPENSATION

Because the Company is a foreign private issuer, it is responding to this Item 11 as permitted by Item 402(a)-(1) of SEC Regulation S‑K under the Exchange Act.

Compensation Principles

Our compensation policies focus on linking pay with performance and in driving long‑term shareholder returns, while appropriately managing risk. In doing so, the Compensation Committee and the Board recognize that our compensation policies and practices must enable the Group to attract, motivate and retain exceptional people, while aligning their interests with those of shareholders.

The key drivers of our compensation philosophy are:

•	Attract and retain individuals critical to the long‑term success of the Company by providing total reward opportunities which, subject to performance, are competitive within our defined markets;
•

Maintain an appropriate balance between both fixed and variable pay, and short- and long‑term elements of compensation, in order to prudently manage risk taking and to align pay with the Company’s strategic objectives and time horizons;

•	Reinforce a strong performance culture through rewards, which are differentiated based on Company, division, team and individual performance;
•	Align management interests with those of the Company’s shareholders and clients by delivering a significant portion of annual compensation in shares of JHG stock and units of JHG funds; and
•	Ensure that reward‑related processes are compliant with industry regulations and legislation, consistent with market practice and include effective risk management controls.

The Company’s compensation principles are reinforced through an appropriate balance of the following compensation elements:

Base Pay	Attracts and retains employees with the personal attributes, skills and experience required to deliver long‑term value for shareholders and clients.
Benefits and Pension

Competitive, cost‑ and tax‑effective benefits that are geared toward the promotion of employee wellbeing, and retirement/pension arrangements that contribute to recruitment and retention and help employees build wealth for their retirement years, and do not create an unacceptable level of financial risk or cost to the Company.

Variable Incentive Compensation

Rewards performance on an annual basis, by reference to the Company’s investment, financial and strategic performance, as well as individual contributions. The total annual variable incentive award is delivered in:

•      Short Term Incentive (STI) compensation — unrestricted cash or, where regulatory requirements dictate, retained shares/fund units, which are immediately vested, but which must be held for a minimum period (currently six months)

•      Long Term Incentive (LTI) compensation — a material proportion of the variable incentive compensation is delivered as long term incentive compensation. These incentives reinforce superior long‑term business performance and further align the interests of our employees, shareholders and clients by providing a vehicle for an element of incentive award to be deferred over a three‑year period and delivered either in:

• Shares in Janus Henderson Group plc; or
• Subject to satisfaction of specific company share ownership criteria, or where prescribed by relevant regulations, in shares/units of Janus Henderson funds;

Under the scorecard framework, an element of total variable incentive is delivered in performance stock units (PSUs), providing a further link to Company performance over a forward looking three‑year period.

2018 Executive Compensation

JHG is an active investment manager that knows success can only be secured when passionate, empowered employees relentlessly pursue excellence in investment returns, client service and financial results. Following the Merger, the Board decided that the combined talents of both legacy CEOs would be needed to support a smooth integration for our clients and long‑term growth of our people‑focused business. While the co‑CEO structure was uncommon, the Board believed it was both an appropriate and beneficial structure for JHG following the merger, as it ensured integration risk was minimized and synergies envisioned at the time of the merger announcement were realized. In July 2018, the Board determined that the integration efforts were ahead of schedule and had progressed to the point where the co-CEO structure had achieved its goals and determined to transition to a sole CEO, Mr. Weil. Mr. Formica resigned as co-CEO and Director effective July 31, 2018, and agreed to stay on in a consulting role through the end of 2018.

The Compensation Committee determined to utilize the scorecard approach to evaluate the performance of each CEO during the 2018 performance period in order to maintain strong alignment between the compensation of each CEO and Company performance. Per the terms of his Settlement Agreement, Mr. Formica is entitled to receive an incentive bonus for the full 2018 performance year as determined using the CEO Scorecard approach.  This reflects the Committee’s belief that variable compensation for the co-CEOs is competitive relative to market given the size and complexity of the combined group, and would have been aligned in 2018, subject to equivalent performance and contribution.

Total Compensation

The following table contains information about the compensation earned during 2018 by Messrs. Weil and Formica, individually, and the non‑CEO Executive Officers as a group, for services to JHG during 2018.

			Variable Comp (LTI) (4)			Total 2018	Benefits
	Base	Variable		Restricted		Variable	and
	Salary (2)	Comp (STI) (3)	Funds (5)	Shares	PSUs	Comp	Pension (6)	Other (7)
Executive Officer (1)	($)	($)	($)	($)	($)	($)	($)	($)
Richard M. Weil, CEO	650,000	3,965,000	1,982,500	—	1,982,500	7,930,000	55,599	465,480
Andrew Formica, former Co-CEO	593,319	3,577,000	4,353,000	—	—	7,930,000	77,243	2,683,956
Other Executive Officers	1,479,976	5,511,743	5,319,669	1,038,223	—	11,869,635	138,859	362,178

All non-USD amounts in this schedule are stated in USD on the basis of the average FX rate for 2018 (GBP to USD = 1.3333).

Notes:

1.

The Other Executive Officers are Roger Thompson (Chief Financial Officer), Enrique Chang (Global Chief Investment Officer) and Phil Wagstaff (Global Head of Distribution). Mr. Wagstaff stepped down from his role as Global Head of Distribution effective September 30, 2018, and was on a garden leave through January 31, 2019, when his resignation became effective.

2.	Base salary is as of December 31, 2018. Mr. Weil received a salary increase from $575,000 to $650,000, effective August 1, 2018, at the time of his appointment to sole CEO.
3.

The amount of variable incentive compensation awarded in respect of the 2018 performance year and not subject to deferral, including any amounts delivered in the form of retained units/retained shares to satisfy regulatory requirements

4.

The amount of variable incentive compensation awarded in respect of the 2018 performance year that is subject to deferral, either under company policy or where mandated by regulatory requirements. Such amounts may be delivered in the form of shares/units in JHG funds, restricted shares or performance shares. Awards vest and are realized over a three-year deferral period (restricted share and restricted funds) or at the end of a three-year performance period (performance shares).  Amounts shown also include special one-time discretionary awards in the form of restricted shares as follows: $300,000 each to Messrs. Thompson and Chang.

5.

Under internal policy, provided specified JHG shareholding requirements are satisfied, individuals are able to elect for a proportion of deferred compensation to be delivered in the form of JHG funds (subject to the same vesting dates and conditions as would have applied to deferred share awards). In this regard, the following elections were applied:

— Mr. Weil — 100% awarded in JHG funds

— Mr. Formica — 100% awarded in JHG funds

— Mr. Chang — 100% awarded in JHG funds

— Mr. Wagstaff — 75% awarded in JHG funds; 25% awarded in restricted shares

— Mr. Thompson — 75% awarded in JHG funds; 25% awarded in restricted shares

6.	Benefits and Pension amounts shown include the following:
a.

For Messrs. Formica, Thompson and Wagstaff: contributions into the Company’s defined contribution pension plan, currently 10.5% of base pay. Per the HMRC pension limits (Lifetime Allowance and Annual Allowance), individuals are entitled to elect to take a cash alternative which is set at 9% of base pay such that the cost to the Company (taking into account employers’ Social Security contributions on cash allowances matches the cost had further contributions been made to the scheme). Messrs. Formica, Thompson and Wagstaff have elected to take the cash alternative prior to 2018 and the total pension allowances paid to these individuals during 2018 were £51,175, £32,400 and £33,750 respectively ($68,232, $43,199 and $44,999 respectively). Also includes Life Assurance amounts of £913, £739 and £770 respectively ($1,217, $985 and $1,027 respectively).

b.

For Messrs Weil and Chang: amount includes health benefits and insurance coverage consistent with that provided to all other employees, 401(k) match contributions up to 5% of eligible compensation (capped at $275,000 per the IRS annual compensation limit); $1,982 each for a one-time ESOP award; and ESOP dividends in the amounts of $643 to Mr. Weil and $104 to Mr. Chang.

7.	Amounts shown in Other include:

For Mr. Weil: (i) $300,492 in relocation benefits per Company policy as a result of his 2017 move to the U.K from the U.S.; (ii) $148,479 in dividends on unvested shares; (iii) $510 in identify theft protection premiums; and (iv) $16,000 in attorney fees.

For Mr. Formica: (i) $2,466,235 in severance payments as more fully described on page 129; (ii) $10,212 in dividends on unvested JHG shares; and (iii) LTIP dividend equivalent amounts of $175,510, and (iv) $31,999 in attorney fees.

Other Executive Officers include $162,284 in dividends on unvested JHG shares paid to Mr. Chang; $26,105 paid to Mr. Thompson; and $44,096 paid to Mr. Wagstaff; LTIP dividend equivalent amounts of $58,916 paid to Mr. Thompson, and $54,648 paid to Mr. Wagstaff, $16,000 in attorney fees paid on behalf of Mr. Wagstaff, and an anniversary award of $130 paid to Mr. Chang.

The Scorecard Approach to Co‑CEO Compensation

The scorecard approach is designed to align the co‑CEOs’ compensation with Company performance, which the Compensation Committee believes drives long‑term value for shareholders and clients. The scorecard for 2018 is based upon the same factors used by the Company to evaluate its business and is similar to the scorecard utilized for 2017.

The performance measures and weighting used are as follows:

•	Deliver investment excellence for clients (30% weighting, measured based on three‑year investment performance relative to benchmark);
•	Drive financial results for shareholders (40% weighting, measured based on revenue growth, total net flows and growth in net income before taxes); and
•

Drive strategic results for long‑term success for clients and shareholders (30% weighting, measured based on execution of strategic initiatives such as leading integration efforts, delivering exceptional client service, and achieving operational excellence).

Setting Total Variable Compensation Target

Following the decision to appoint a sole CEO in July 2018, the Compensation Committee determined it was still appropriate for the co‑CEOs to be paid under the same structure and with similar total compensation opportunity, given how critical both of these individuals were to the ongoing integration and performance of JHG during 2018.

Under the agreed compensation framework, the 2018 variable incentive compensation for the co-CEOs is determined by multiplying a target incentive award by a multiplier (between 0% and 200%). This multiplier is determined by reference to the outcome of a scorecard of pre‑determined measures (investment performance, financial results and strategic results).

To establish the target incentive award, the Compensation Committee considered the Company’s revenue and total AUM compared to the revenue and total AUM of a select peer group of companies, as well as relative performance against the peer group shown below.

JHG’s Public Company Peer Group
Affiliated Managers Group, Inc.	Invesco Ltd.
AllianceBernstein Holding L.P.	Legg Mason, Inc.
Ameriprise (Columbia Threadneedle Investments), Inc.	T. Rowe Price Group, Inc.
BrightSphere Investment Group plc (formerly OMAM Inc)	Schroders plc
Eaton Vance Corp.	Standard Life Aberdeen plc
Federated Investors, Inc.	Waddell & Reed Financial, Inc.
Franklin Resources, Inc.

This is to ensure that the target incentive opportunity reflects competitive pay practices of other asset management firms in the principal markets where the Company does business and competes for executive talent. The Compensation Committee also compared the complexity of the merged Company’s business to the same peer group. Based on its analysis and guidance from the Compensation Committee’s Compensation Consultants, the Compensation Committee established a 2018 target annual incentive opportunity for the co-CEOs of $6.50 million.

Compensation Committee Decisions About Co‑CEO Pay

Evaluating Co‑CEO and Business Performance

Having established the total variable compensation target amount for the co-CEOs, the Compensation Committee utilized the scorecard approach to complete an assessment of co‑CEO performance relative to the specific 2018 investment, financial and strategic objectives mentioned above and described in more detail below. The Compensation Committee assigned a weighting to each of the three categories of objectives to identify for shareholders how their relative importance relates to the Company’s overall success, and, therefore, to shareholder value. The Compensation

Committee then rated co-CEO performance (as a team, and not individually) against each of these factors to determine an overall performance multiplier.

The Compensation Committee’s evaluation of co-CEO performance involved:

(i)	using the table below to identify a performance multiplier for each of the performance measures in the scorecard; and
(ii)	determining an overall performance multiplier for each area of evaluation in consideration of actual performance and the assigned weights.

Performance
Multiplier
Range	Ranges of the Compensation Committee’s Evaluation of Performance
0.0 to 0.5	Significant decline in absolute performance year-over-year
Bottom quartile performance relative to the applicable peer group or benchmarks
0.5 to 1.0	Slight decline to flat in absolute performance year-over-year
Slightly below median performance relative to the applicable peer group or benchmarks
1.0 to 1.5	Slight to moderate increase in absolute performance year-over-year
Slightly above median performance relative to the applicable peer group or benchmarks
1.5 to 2.0	Significant increase in absolute performance year-over-year
First or high second quartile performance relative to the applicable peer group or benchmarks

The Compensation Committee’s determination of a performance multiplier range for each of the weighted objectives was determined by reviewing:

•	The Company’s year‑over‑year absolute results for relevant performance measures;
•	The Company’s relative percentile ranking for each such measure as compared with the Company’s Public Company Peer Group; and
•

With respect to the strategic results objectives, other factors that the Compensation Committee deemed important in evaluating co‑CEO performance, including progress in realizing Merger‑related synergies, executing the Company’s multi‑year strategic initiatives, financial market conditions, and the prevailing risk and control environment.

Evaluation of Results

Below are the highlights of the results from each area of evaluation (Investment Excellence, Financial Results, and Strategic Results) that the Compensation Committee took into account when determining co‑CEO compensation for 2018.

Investment Excellence (30% of Total)

For 2018, 30% of the co‑CEO’s variable compensation award was dependent on delivering investment excellence. The co‑CEO’s performance multiplier for this area is 100% formulaic and calculated using the percentage of AUM performing above benchmarks on a three‑year basis.

On an AUM‑weighted basis, over the three-year investment period (ending December 31, 2018), 61% of the Company’s total AUM outperformed its respective benchmark, resulting in a performance multiplier range for the co‑CEOs in the range of 1.0 to 1.5.

Financial Results (40% of Total)

The Compensation Committee applied a formulaic approach when determining 50% of the financial results component of the scorecard, and a subjective approach for the other 50%.

Formulaic (50% of financial results; 20% of total)

The relative rankings with respect to certain objective financial measures that the Compensation Committee determines to be key indicators of the Company’s financial performance are evaluated each year. In 2018, the Compensation Committee reviewed the one‑year relative financial results of the Company as compared to the Public Company Peer Group shown on page 121 and established a performance multiplier for the co‑CEOs of 1.0 to 1.5.

Subjective (50% of Financial Results; 20% of Total)

The other half of the financial results performance measure is subjectively evaluated based on the following three components, weighted evenly:

Profit and loss results versus prior year	2018 adjusted operating margin of 39.0% compared to 39.6% in 2017.
2018 adjusted net income attributable to JHG of $550 million is 9% higher than the prior year due primarily to the lower effective tax rate following U.S. tax reform.
Merger‑related cost savings versus plan	Achieved targeted cost synergies of $125 million as of the end of 2018, significantly ahead of schedule.
Balance sheet quality	The Company maintains a strong liquidity position; at December 31, 2018, cash and investment securities totaled $1,491 million compared to outstanding debt of $319 million.
During 2018 the Company repaid the balance of the 2018 Convertible Notes ($95 million), paid out $275 million in dividends and repurchased $100 million of shares through its inaugural buyback program.

The co‑CEOs received a performance multiplier of 0.6 to 1.0 on the subjective element of the financial results. Based on the average of the formulaic and the subjective analyses, the Compensation Committee assigned the co‑CEOs a performance multiplier for the financial results area of 1.0 to 1.5.

Strategic Results (30% of Total)

For this area, the Compensation Committee considered the co‑CEO performance across a broad range of strategic factors including:

•	Continue to lead the successful integration of JHG;
•	Embed and implement the vision and strategy for the firm;
o	Emphasize the Company’s active value proposition
o	Excel in client experience
o	Strengthen foundation for growth
•	Drive cultural integration and alignment under one firm, build a team of passionate and empowered colleagues.

In 2018, the Compensation Committee considered the following outcomes when determining the performance multiplier for the strategic results area:

Integration
1.	Substantially completed integration efforts nearly 18 months ahead of the original timeline
a.

Over the life of the integration program, our efforts spanned 26 workstreams, more than 100 individual projects, comprising over 1,000 significant deliverables and, along the way, the team managed nearly 200 enterprise-level issues, all of which were closed out during the year.

.
Client Relationships
1.	U.S. equity business gaining market share in the U.S. Retail channel
2.	Winning new Institutional business across our three major global regions and across a diversified list of strategies, which is reinforcing the strength and breadth of our investment capabilities
3.	Seeing outpaced growth in our Multi-Asset capability, with 6% organic growth during 2018
4.	Early wins in new product areas, including Adaptive Allocation, Multi Sector Bond and Absolute Return Income
	a.	Consultants and institutional clients across the globe are taking the firm off of “watch lists”

People and Culture
1.

Hired exceptionally talented people, converting the risk of change into a strengthened team – Chief Risk Officer, Global Head of Investment Risk and Analytics, Head of Asia Distribution and Global Head of Multi-Asset and Alternatives.

2.

Progressed efforts around building a common culture - gathered employee feedback from the employee engagement survey and a series of global focus groups, Championed Diversity and Inclusion, implemented a global mentoring program, supported flexible/agile work arrangements, and improved company-wide communication through town hall updates , emails, and launched that Janus Henderson Life magazine.

3.

Renewed focus on talent development – launched a comprehensive talent review process to improve succession planning and career development, developed global expectations of leaders and leadership development program.

4.	Renovating/modernizing the Denver office to harmonize the look and feel with current London “open plan.”

Based on its analysis of the above factors and using the table below, the Compensation Committee assigned a performance multiplier for the co‑CEOs of 1.0 to 1.5 for the strategic results area.

Overall Performance Multiplier (Applied to the Total Variable Compensation Target)

Based on a thorough evaluation of 2018 investment performance, financial and strategic results, the Compensation Committee established the cumulative overall performance multiplier range of 1.0 to 1.5 as shown in the table below. The overall performance multiplier is applied to the total variable compensation Target in order to calculate 2018 incentive compensation for the co‑CEOs.

Performance
Scorecard Performance Measures	Multiplier Range
Investment excellence (30%)	1.0 to 1.5
Financial results (40%)	1.0 to 1.5
Strategic results (30%)	1.0 to 1.5
Overall performance multiplier (100%)	1.0 to 1.5

Compensation Elements

Below is a summary of the compensation elements of executive compensation as seen in the Total Compensation table on page 120, which provides the specific detail regarding what the Company’s executives were paid in 2018.

Base Salary

Base salary represents a relatively small proportion of the CEOs’ and other executive officers’ compensation. Salary increases are rare, as the Compensation Committee believes management should receive a significant portion of their compensation as variable compensation as it better correlates to Company performance. Following a review of the base salaries paid to CEOs at the Public Company Peer Group, the Committee adjusted Mr. Weil’s base salary to $725,000 from $650,000, effective January 1, 2019.

Variable Compensation

The Compensation Committee emphasizes variable compensation as the primary element of the executive compensation program. Variable compensation is awarded in the form of cash (short-term incentive) and a mix of equity awards (long term incentive). For Mr. Weil:

•

50% of the variable compensation award delivered as cash (1) and ensures that the Compensation Committee is able to provide appropriate short‑term incentives for the executives, which is an important retention element of our overall compensation philosophy.

•	The remaining 50% of the variable compensation award is delivered in the form of:
o	Time‑based restricted shares in JHG and/or shares or units in JHG funds, which vest over a three‑year period;
o	Performance shares, which vest subject to achievement of relevant performance conditions after a three‑year performance period.
•	These elements reinforce a longer‑term focus and more directly aligns the interests of the CEO with the shareholders and with clients.

For Mr. Formica, part of his 2018 variable compensation will be paid in cash and the balance will be subject to mandatory deferral under the terms of the Company’s current deferral scheme and may be paid in the form of shares in Janus Henderson Group plc or funds.

For the non‑CEO executive officers, awards are delivered in a mix of cash (1) and restricted shares/restricted funds. The cash portion of the 2018 variable compensation awards ranged from 44% to 55%, and the restricted shares/restricted funds portion ranged from 45% to 56%. Further detail on the award types is set out below:

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

A substantial portion of variable compensation is deferred into RSAs and RSUs on an annual basis. These awards are typically subject to three‑ year vesting schedules. In some instances, dividends are paid on unvested shares and these are included in the Total Compensation table on page 120.

Vesting of restricted stock awards and restricted stock units may accelerate under certain circumstances, such as if the executive dies, becomes disabled or retires. Certain awards may contain a provision that allows for the vesting schedule to be accelerated upon a termination following a change in control.

Fund Awards (Funds)	A substantial portion of variable compensation is also deferred into fund awards on an annual basis. These awards are typically subject to three‑year vesting schedules.

Vesting of fund awards may accelerate under certain circumstances, such as if the executive dies, becomes disabled or retires. Certain awards may contain a provision that allows for the vesting schedule to be accelerated upon a termination following a change in control.

Performance Stock Units (PSUs)

PSUs were granted exclusively to Mr. Weil in respect of the 2018 performance year. These PSU awards vest upon the achievement of the Company’s three‑year total shareholder return being at or above a specific ranking among its peer group as of the end of the three‑year performance period (December 31, 2021, in the case of the 2018 PSU awards). Further information about the 2018 PSUs is outlined below.

(1)	To satisfy regulatory requirements, this includes an element of retained units/shares that are immediately vested but must be held for a minimum period of six months.

Performance Stock Units

For Mr. Weil, 25% of the 2018 variable incentive compensation was awarded in the form of PSUs, with the number of share units subject to the award being calculated by reference to the NYSE mid-market price on the day immediately preceding the date of grant. The potential payout ranges from zero to 200% of the number of units initially granted, as follows:

•	The minimum payout is earned if the Company’s three‑year TSR is at or above the 10th percentile ranking.
•	Target payout of 100% is earned if the Company’s three‑year TSR is at the 50th percentile.
•	Maximum payout is earned if the Company’s three‑year TSR is at or above the 90th percentile ranking.
o	A payout cannot exceed 400% of the initial grant value.
o

Even if the Company’s three‑year TSR on a relative basis is above the peer group median, if the Company’s three‑year TSR on an absolute basis is negative, a payout cannot exceed 100% of the number of units initially granted.

•	The 2018 PSU award has a one‑year holding period following vesting, and dividends are not paid on unvested PSU awards.
•	The vesting of these awards may accelerate under certain circumstances, such as if the executive dies or becomes disabled.

LTI Awards Granted in Consideration of 2018 Performance

In February 2019, the following LTI awards will be granted to the CEO, former CEO and other executive officers:

		Basis of		Number	Face value
	Type of	award	Share	of units	of award
Executive Officer	award	(% of salary)	price ($) (3)(4)	granted	($’000)
Richard Weil, CEO	PSU (1)	305%	24.25	81,753	1,982,500
	Funds(2)	305%	—	—	1,982,500
Andrew Formica, former Co-CEO	Funds(2)	733%	—	—	4,353,000
Other Executive Officers(4)	RSUs/RSAs (2)	70%	24.25	42,814	1,038,223
	Funds (2)	359%	—	—	5,319,669

(1)

PSUs equal to 25% of total variable pay, vesting after a 3 year period, subject to a TSR based multiplier (which can be between 0 and 200%).  Only the CEO receives an element of his variable pay in this form. Vesting determined by performance over 3 years.

(2)	Executives are able to elect for a certain proportion of their LTI to be delivered in the form of JHG fund shares/units or in JHG shares, subject to minimum JHG shareholding requirements.
(3)

Represents the Fair Market Value of $24.25 (calculated as the average high of $24.49 and low $24.01 on February 22, 2019).  The Actual FMV will be determined on the grant date of February 28, 2019 as required by ASC Topic 718.

(4)

Other Executive Officers are Roger Thompson (Chief Financial Officer), Enrique Chang (Global Chief Investment Officer) and Phil Wagstaff (Global Head of Distribution).  Mr. Wagstaff stepped down from his role as Global Head of Distribution effective September 30, 2018, and was on a garden leave through January 31, 2019 when his resignation became effective.

LTI Awards Vested in 2018

The table below shows the details of awards that vested during 2018 or had performance criteria measured during 2018:

		No. of
		shares	Value
		acquired	realized
		on	on
Name	Award type	vesting (#)	vesting ($)
Andrew Formica	LTIP 2015 (tranche 2)(1)(2)	7,306	—	(3)
	LTIP 2016 (tranche 1)(1)(2)	17,103	—	(3)
	Funds(4)	—	1,222,638
Richard Weil	Restricted Shares	48,097	990,978
	PSU 2015(5)	38,236	870,251
Other Executive Officers	LTIP 2015 (tranche 2)(1)(2)	6,046	—	(3)
	LTIP 2016 (tranche 1)(1)(2)	13,885	—	(3)
	Funds(4)	—	2,278,840
	Restricted Shares	79,912	2,952,434

(1)	The LTIP 2015 Tranche 2 and LTIP 2016 Tranche 1 pre-merger awards vesting at 25% were based on measurement criteria as of December 31, 2018.
(2)	The LTIP 2015 Tranche 2 and LTIP 2016 Tranche 1 post-merger awards vesting at 35.5% were based on measurement criteria as of December 31, 2018.
(3)	LTIP vested but value cannot be determined until the award is exercised.
(4)	These are from awards invested into JHG funds/products.
(5)

Mr. Weil’s PSU granted in 2015 measured as of December 31, 2018 reflects 58% vesting based on a TSR percentile rank of 33%. Value realized on vesting disclosed in the table above was significantly lower as compared to the grant date value of $1.946 million.

Service Agreements and Settlement Arrangements with Executive Officers

The Company entered into a service agreement with Mr. Weil effective August 1, 2018, at the time of his appointment as the Company’s sole CEO, and which supersedes the change in control agreement that Mr. Weil was previously subject to. The Company also remains party to a service agreement with Mr. Thompson that was entered into prior to the Merger. These agreements make provisions for certain payments in lieu of 12 months’ notice upon termination and other benefits. The foregoing is a summary only and does not propose to be a complete description of the terms and provisions of these service agreements. This description is subject to and qualified in its entirety by reference to the full text of the previously filed service agreements with Mr. Weil and Mr. Thompson.

As of July 31, 2018, the Company entered into a Settlement Agreement with Mr. Formica in connection with his resignation from the Board and as co-CEO. Following his separation date, which was defined in the Settlement Agreement as December 31, 2018 (“Separation Date”), and subject to the execution of a release of claims, Mr. Formica received a redundancy payment of £436,000 for loss of employment, an additional payment of £496,175 in lieu of his contractual notice period, his 2018 annual bonus based on the attainment of the applicable performance metrics (as described herein), and a special bonus of $750,000.  A portion of Mr. Formica’s 2018 annual bonus and the special bonus will be subject to mandatory deferral in accordance with JHG’s deferral scheme and subject to the malus and/or clawback provisions that apply under the plan.  As of the Separation Date, Mr. Formica is entitled to a cash amount equal to the reasonable cost of continuation of substantially similar medical, dental and vision insurance benefits for up to two years (or a cash payment in lieu), valued at £31,000. Mr. Formica’s entitlement to any long-term incentive awards or equity awards under any JHG equity plans will be treated in accordance with the applicable equity plans and award agreements, except that his unvested performance share units will vest based on attainment of the applicable performance metrics as of the Separation Date, provided that the performance vesting percentage will be no less than 52%, and will be deferred until the end of the original performance period. In addition, the Committee determined on February 25, 2019, to make a supplemental redundancy payment to Mr. Formica in the amount of $432,034, subject to mandatory deferral in accordance with JHG’s deferral scheme and subject to the malus and/or clawback provisions that apply under the plan. This payment is due to be paid on February 27, 2019.

As of September 25, 2018, the Company entered into a Settlement Agreement with Mr. Wagstaff, who served out his contractual notice period from October 1, 2018, through January 31, 2019 (“Termination Date”).  Following the Termination Date, and subject to the execution of a release of claims, Mr. Wagstaff will receive a 2018 annual bonus in the amount of £1,504,800.  A portion of this bonus will be subject to mandatory deferral in accordance with JHG’s deferral scheme.

Non‑Executive Director Compensation

The following chart shows the compensation that each non‑executive director was paid for his or her services in calendar year 2018:

	Fees
	Earned or	Stock	All Other
	Paid in	Awards	Compensation
Name	Cash ($) (1)	($) (2)	($) (4)	Total ($)
Richard Gillingwater	240,000	100,000	—	340,000
Glenn S. Schafer	225,000	100,000	22,974	347,974
Sarah Arkle(3)	145,000	100,000	—	245,000
Kalpana Desai	120,000	100,000	—	220,000
Jeffrey J. Diermeier	155,000	100,000	12,759	267,759
Kevin Dolan	120,000	100,000	—	220,000
Eugene Flood Jr.	120,000	100,000	1,750	221,750
Lawrence E. Kochard	135,000	100,000	53,447	288,447
Angela Seymour-Jackson(3)	120,000	100,000	—	220,000
Tatsusaburo Yamamoto	—	—	—	—

(1)

Amounts represent the annual cash fees for serving as members of the JHG Board of Directors, including non-executive Chairman and committee membership fees. Mr. Lawrence Kochard deferred all his cash fees in 2018 under the Director Deferred Compensation Plan.

(2)

Amounts represent the value of the annual 2018/2019 stock award. JHG shares were awarded (after applicable taxes were deducted) using the close price on May 11, 2018, of $33.88.  Mr. Glenn Schafer and Mr. Eugene Flood received the value of their stock award in cash.

(3)	These Directors also earn an additional annual board fee of $40,000 for serving on the JH Group Holdings Asset Management Ltd board.
(4)	“All Other Compensation” includes the following in the table below:

		Dividends on
		unvested
		restricted
Name	Other (1)	stock units ($) (2)	Total
Richard Gillingwater	—	—	—
Glenn S. Schafer	2,260	20,714	22,974
Sarah Arkle	—	—	—
Kalpana Desai	—	—	—
Jeffrey J. Diermeier	1,750	11,009	12,759
Kevin Dolan	—	—	—
Eugene Flood Jr.	1,750	—	1,750
Lawrence E. Kochard	1,750	51,697	53,447
Angela Seymour-Jackson	—	—	—
Tatsusaburo Yamamoto	—	—	—

(1)

The amount includes the company funded UK tax preparation fees for U.S. board members plus the membership fees for identity theft protection services paid by the Company on behalf of the director. The Company also reimburses travel expenses for board meetings which are not included in the above table.

(2)

This amount represents the value of dividend equivalents awarded in the form of RSUs in 2018 on all grants deferred under the Director Deferred Fee Plan.  The restricted stock units held by each independent director as of December 31, 2018, are as follows:  Mr. Diermeier holds 8,070 restricted stock units; Mr. Kochard holds 38,135 restricted stock units; and Mr. Schafer holds 15,225 restricted stock units.

Interests in Group Shares

The following table shows the interests in Group shares, both unvested shares held pursuant to Group share plans and beneficially owned, by Executive Directors and other named executives. The table also shows the movement in these holdings during 2018:

							Vested in
			Interest at		Vested	Vested	previous			Interest at
			December 31,		2018 not	2018 and	years and			December 31,
	Plan	Type	2017 (1)(2)	Awarded	exercised	exercised	exercised	Vested		2018
Andrew Formica	SAYE	Options	885	446	—	—	—	396		935
	BAYE	Shares	7,234	631	—	—	—	—		7,865
	DEP/ESOP	Shares	—	—	—	—	—	—		—
	LTI/PSU	Shares	39,580	26,309	—	—	—	—	(1)	65,889
	LTIP	Options	116,610	—	—	18,133	—	28,041		70,436
	RSP	Shares	—	57	—	—	—	—		57
Total outstanding interests in JHG share schemes										145,182
Total shares held outright outside JHG share schemes										241,311
Total interests in JHG										386,493

Richard Weil	RSA	Shares	95,686	13,443	—	—	—	48,097		61,032
	PSU	Shares	129,097	57,590	—	—	—	—	(2)	159,375
	ESOP	Shares	409	78	—	—	—	—		487
Total outstanding interests in JHG share schemes										220,894
Total shares held outright outside JHG share schemes										863,159
Total interests in JHG										1,084,053

Roger Thompson	SAYE	Options	978	—	—	—	—	—		978
	BAYE	Shares	1,053	476	—	—	—	—		1,529
	DEP/ESOP	Shares	9,758	12,116	—	4,732	—	—		17,142
	LTIP	Options	90,289	—	8,548	—	—	13,221		77,068
	RSP	Shares	19,185	5,895	—	—	—	—		25,080
Total outstanding interests in JHG share schemes										121,797
Total shares held outright outside JHG share schemes										23,342
Total interests in JHG										145,139

Enrique Chang	RSA	Shares	152,694	25,912	—	—	—	56,766		121,840
	ESOP	Shares	30	60	—	—	—	—		90
Total outstanding interests in JHG share schemes										121,930
Total shares held outright outside JHG share schemes										230,181
Total interests in JHG										352,111

Phil Wagstaff	SAYE	Options	925	—	—	—	—	—		925
	BAYE	Shares	2,666	351	—	—	—	—		3,017
	DEP/ESOP	Shares	23,648	5,976	—	10,593	—	—		19,031
	LTIP	Options	41,994	—	6,177	330	—	11,560		30,104
	RSP	Shares	79,432	57	—	5,112	—	15,336		59,041
Total outstanding interests in JHG share schemes										112,118
Total shares held outright outside JHG share schemes										22,771
Total interests in JHG										134,889

(1)

Per Mr. Formica's settlement agreement, the amount included at December 31, 2018 reflects the share reduction from 100% to a minimum performance vesting percentage of 52% for his PSU award granted in 2018.

(2)	For Mr. Weil, the total amount included reflects the number of units vesting (58%) on December 31, 2018 based on TSR performance measures for his PSU award granted in 2015.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of JHG comprised Lawrence Kochard, Richard Gillingwater, Glenn Schafer and Angela Seymour‑Jackson.  No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal year 2018, and no member of the Compensation Committee was formerly an officer of the Company or any of its subsidiaries or was a party to any disclosable related person transaction involving the Company for the same period. During fiscal year 2018, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity that has or had executive officers serving as a member of the board of directors or Compensation Committee of the Company.

Information responding to Item 407(e)(5) of SEC Regulation S‑K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b‑4 under the Exchange Act.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding beneficial ownership of our outstanding common stock as of February 22, 2019, or as otherwise noted, by (i) beneficial owners of more than 5% of our outstanding common stock who have publicly disclosed their ownership; (ii) each executive officer (defined below) and each member of our Board of Directors; and (iii) all of our executive officers and directors as a group. The Company has no knowledge of any arrangement that would at a subsequent date result in a change in control of the Company.

	Shares of Common Stock
	Beneficially Owned (1)
Name	Number	Percentage
Dai-ichi Life Holdings, Inc.(2)	30,668,922	15.61
Silchester International Investors LLP(3)	16,833,086	8.57
The Vanguard Group Inc.(4)	16,048,918	8.17
BlackRock, Inc.(5)	12,671,455	6.45
Richard Gillingwater, Chairman of the Board of Directors	7,835	*
Glenn S. Schafer, Deputy Chairman of the Board of Directors(6)	33,542	*
Richard Weil, CEO and Director	951,771	*
Sarah Arkle, Director	4,972	*
Kalpana Desai, Director	6,139	*
Jeffrey Diermeier, Director(6)	35,964	*
Kevin Dolan, Director	3,611	*
Eugene Flood Jr., Director	79	*
Lawrence Kochard, Director(6)	43,157	*
Angela Seymour-Jackson, Director	3,985	*
Tatsusaburo Yamamoto, Director	—	*
Roger Thompson, Chief Financial Officer	23,342	*
Enrique Chang, Chief Investment Officer	345,389	*
All Directors and Executive Officers as a Group (13 persons)	1,459,786	*

*Less than 1% of the outstanding shares.

Unless otherwise stated below, the principal address of each person is: c/o Janus Henderson Group plc, 201 Bishopsgate, London EC2M 3AE.

(1)

Ownership, both direct and indirect, is based on the number of shares outstanding as of February 22, 2019, including unvested RSUs and DEP shares that will vest within 60 days of February 22, 2019 and any shares that may be acquired upon the exercise of options within 60 days of February 22, 2019.

(2)

Information regarding beneficial ownership of the shares by Dai-ichi Life Holdings, Inc. (“Dai-ichi”) is based on a Schedule 13F filed with the SEC on February 14, 2019, relating to such shares beneficially owned as of December 31, 2018. Such report provides that Dai-ichi is the beneficial owner, has sole dispositive power and has sole voting power with respect to all shares. The address of Dai-ichi Life is 13-1, Yurakucho 1-Chome, Chiyoda-ku, Tokyo, 100-8411 Japan.
(3)

Information regarding beneficial ownership of the shares by Silchester International Investors LLP (“Silchester”) is based on a Schedule 13F filed with the SEC on February 8, 2019, relating to such shares beneficially owned as of December 31, 2018. Such report provides that Silchester is the beneficial owner, has sole dispositive power and has sole voting power with respect to all shares. Silchester’s address is 1 Bruton Street London, W1J6TL, United Kingdom.

(4)

Information regarding beneficial ownership of the shares by The Vanguard Group Inc. (“Vanguard”) is based on a Schedule 13G filed with the SEC on February 13, 2019, relating to such shares beneficially owned as of December 31, 2018. Such report provides that Vanguard is the beneficial owner, has sole dispositive power with respect to 15,989,522 shares and shared dispositive power with respect to 59,396 shares. Such report provided that Vanguard has sole voting power with respect to 52,618 shares and shared voting power with respect to 22,707 shares. Vanguard’s address is 100 Vanguard Blvd. Malvern, PA 19355.

(5)

Information regarding beneficial ownership of the shares by BlackRock, Inc. (“BlackRock”) is based on a Schedule 13G filed with the SEC on February 6, 2019, relating to such shares beneficially owned as of December 31, 2018. Such report provides that BlackRock is the beneficial owner of and has sole dispositive power with respect to all the shares. Such report provides that BlackRock has sole voting power with respect to 12,187,713 shares and shared voting power with respect to zero shares. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.

(6)

Includes restricted stock units held by certain directors. Such restricted stock units do not have any voting rights, are entitled to dividend equivalents, and will be paid in shares of Company common stock upon voluntary termination of service as a director, all in accordance with the Director Deferred Fee Plan and the Company’s long-term incentive (“LTI”) stock plans. The restricted stock units represented in the amounts shown are as follows: Mr. Diermeier - 8,070 units; Mr. Kochard - 38,135 units; and Mr. Schafer - 15,225 units.

Equity Compensation Plan Information

The following table presents information, determined as of February 22, 2019, about outstanding awards and shares remaining available for issuance under the Company’s equity‑based LTI plans:

Number of
securities
remaining
	Number of			available for
	securities			future
	to be			issuance
	issued			under equity
	upon			compensation
	exercise of			plans
	outstanding	Weighted-average		(excluding
	options,	exercise price of		securities
	warrants	outstanding		reflected in
	and rights	options, warrants		column (a))
Plan Category	(a)(#)	and rights ($) (b)		(c)(#)
Equity comp plans approved by shareholders (1)	601,039	$20.71	(2)	4,613,327
Equity comp plans not approved by shareholders (3)	—	$—		372,345
Total(4)	601,039	$20.71		4,985,672

(1)	Includes the legacy Henderson Group plc Long Term Incentive Plan (“LTIP”); however, the Company does not intend to issue any further awards under this compensation plan.

(2)

There is no exercise price associated with the outstanding LTIP. This exercise price is from the outstanding stock options granted under the Amended and Restated Janus Henderson Group plc 2005 Long Term Incentive Plan. The weighted average remaining term for outstanding stock options as of February 22, 2019 was .94 years.

(3)

Includes outstanding awards granted under the Janus Henderson Group plc 2012 Employment Inducement Award Plan. This plan did not previously have shareholder approval; however, this plan was approved by shareholders with all other equity plans in 2018.

(4)	Consists of the following ongoing plans assumed by the Company pursuant to the Merger that may result in new awards:

Equity Plan Summary

Introduction:    The Company awards equity-based grants from several plans, last approved by shareholders on May 3, 2018.  The plans are intended to allow employees to acquire or increase equity ownership in the Company, thereby strengthening their commitment to the success of the Company and stimulating their efforts on behalf of the Company, and to assist the Company in attracting new employees, and in retaining existing employees. The plans are also intended to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals, to provide employees an incentive for excellence in individual performance and to promote teamwork among employees.  Equity awards are made from the following plans:

Janus Henderson Group plc Deferred Equity Plan (“DEP”):

The DEP is the Company’s deferral mechanism in which participants can elect to receive (“voluntary deferral”) or can be required to receive (“mandatory deferral”), on a deferred basis, all or a portion of their annual cash bonus in the form of JHG shares and/or an interest in an investment fund managed by the Company (“Fund Interest”). The deferral period can be between one and five years and participants are entitled to receive their shares or Fund Interest, at the end of a specified restricted period subject to remaining in employment with the Company during that time.

Janus Henderson Group Long Term Incentive Plan (“LTIP”):

LTIP awards provide selected employees restricted shares or nil cost options that have employment and performance conditions. Employees who have been awarded such options have five and four years to exercise their options following the three and four year vesting period. In addition there is a two and one year holding period from the date of vesting. The Company does not currently issue awards from this plan.

Henderson Group Plc Restricted Share Plan (“RSP”):

The RSP is a discretionary share plan under which participants receive an award of shares which is released at the end of a restricted period. The RSP is often used by the Company as a mechanism to compensate new hires for the forfeiture of awards from their previous employer and to provide an incentive to existing staff that may be subject to the achievement of material performance

Janus Henderson Group plc Second Amended and Restated 2010 Long Term Incentive Stock Plan (“2010 LTI Plan”):

The 2010 LTI Plan is the Company’s deferral mechanism in which employees, directors, and consultants performing services for the Company or its subsidiaries may be issued common stock subject to restrictions on transfer and vesting requirements.  The recipient has the same rights as a JHG shareholder and the shares are subject to a minimum vesting period of at least 12 months.  Under the 2010 LTI Plan, the Company may award Restricted Stock, Restricted Stock Units, Performance Share Units, Stock Options, and Stock Appreciation Rights.

Janus Henderson Group plc 2012 Employment Inducement Award Plan (“2012 EIA”):

The 2012 EIA Plan is intended to assist the Company and its subsidiaries in attracting new employees, and to allow new employees of the Company and its subsidiaries to acquire equity ownership in the Company. In accordance with the NYSE rules, the 2012 EIA only permits awards to newly hired employees of the Company.  Awards made under this plan require the issuance of a press release and NYSE notification of the additional shares being issued.  The 2012 EIA is not frequently used for long-term incentive awards.  Under the 2012 EIA Plan, the Company may award Restricted Stock, Restricted Stock Units, Performance Share Units, Stock Options, and Stock Appreciation Rights under substantially the same terms as the 2010 LTI Plan, except there is no minimum vesting period.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our related party transaction approval policy provides that related party transactions must be pre‑approved by the Audit Committee. Related party transactions include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Our related party transaction approval policy is part of our Corporate Code of Business Conduct available on our website at http://www.janushenderson.com/group under “About Janus Henderson” link, “Governance Policies and Statements.”

Related Party Transactions

Certain of the directors and executive officers, as well as their immediate family members, from time to time may invest their personal funds in JHG funds on substantially the same terms and conditions as other similarly situated investors in these funds who are neither directors nor employees of JHG.

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

Amended and Restated Investment and Strategic Cooperation Agreement

On October 3, 2016, Henderson, JCG and Dai‑ichi entered into an Amended and Restated Investment and Strategic Cooperation Agreement (the “Amended Investment and Cooperation Agreement”). Following the effective time of the Merger, JHG succeeded to the rights and obligations of JCG under the Amended Investment and Cooperation Agreement.

Ownership Limit

Dai‑ichi has agreed not to acquire more than 20% of the issued and outstanding shares of JHG (“the ownership limit”), and to reduce its percentage ownership to the ownership limit should its percentage ownership exceed the ownership limit at any time.

Invested Assets; Distribution

Under the terms of the Amended Investment and Cooperation Agreement, subject to certain conditions, Dai‑ichi has agreed to maintain investments in investment products of JHG and its affiliates of not less than $2 billion and, no later than 12 months following the effective time of the Merger, cause additional cash in the amount of up to $500 million to be invested in new investment products of JHG and its affiliates, which will be determined based on good faith discussions between JHG and Dai‑ichi. A certain proportion of Dai‑ichi’s investments will continue to be held in seed capital investments. In addition, JHG and Dai‑ichi have agreed to cooperate in good faith and use commercially reasonable efforts to sell investment products through each other’s distribution channels.

Board Designation Right

Dai‑ichi has the right to designate a Dai‑ichi representative for appointment to JHG’s Board of Directors until such right is terminated in accordance with the terms of the Amended Investment and Cooperation Agreement. Dai‑ichi’s right to designate a Dai‑ichi representative may be terminated under certain circumstances set forth in the Amended Investment and Cooperation Agreement, and in particular is dependent on Dai‑ichi maintaining a shareholding in JHG above the applicable percentage (as described below).

Standstill Restrictions

Dai‑ichi is subject to certain standstill restrictions and, subject to certain exceptions, cannot, in each case without the consent of JHG’s board of directors, among other things, initiate tender or exchange offers for securities of JHG or its subsidiaries, seek the nomination or election of any individual as a director of JHG (other than Dai‑ichi’s right to designate the Dai‑ichi Representative as described above), participate in any recapitalization, restructuring, liquidation, dissolution or other similar extraordinary transaction with respect to JHG or its subsidiaries, acquire or obtain any economic interest in securities of JHG (other than the acquisition of up to 20% of the issued and outstanding shares of JHG as permitted by the Amended Investment and Cooperation Agreement) or dispose any shares of JHG in an unsolicited tender offer (other than under certain circumstances as permitted by the Amended Investment and Cooperation Agreement). In addition, the standstill restrictions are suspended if Dai‑ichi owns less than 3% of the issued and outstanding shares of JHG and, with certain exceptions, terminated upon change of control of JHG.

Transfer Restrictions

Dai‑ichi is subject to certain limitations on its ability to transfer its JHG shares and cannot, without JHG’s consent, transfer its shares within three years of the date of the Amended Investment and Cooperation Agreement, except that it may transfer its shares to the extent necessary to comply with applicable law, effectively binding written or oral administrative guidance from a governmental authority in Japan or an order by such a governmental authority, upon an insolvency event with respect to either JHG or Dai‑ichi, upon certain events of financial distress with respect to Dai‑ichi or JHG, or where certain conditions in relation to the nature of the proposed transfer set forth in the Amended Investment and Cooperation Agreement are met. JHG is generally entitled to a right of first offer or a right of first refusal, depending on the nature of the proposed transfer, with respect to Dai‑ichi’s proposed transfer of its JHG shares.

Preemptive Rights

In the event that JHG proposes to issue new JHG shares, for so long as Dai‑ichi maintains its shareholding in JHG at the level immediately after the effective time of the Merger (subject to dilution in certain circumstance) (the “applicable percentage”), Dai‑ichi has the right to purchase up to such number of JHG shares that would allow Dai‑ichi to maintain a percentage ownership of the issued and outstanding JHG shares that is, after giving effect to the issuance of the new securities, no less than the percentage ownership Dai‑ichi had prior to such issuance. Dai‑ichi is entitled to exercise its preemptive rights in respect of JHG’s issuance of new securities to provide equity compensation for employment for its directors, officers or employees only if such issuance would cause Dai‑ichi’s percentage ownership to decrease to less than the applicable percentage. In each case, Dai‑ichi does not have preemptive rights to the extent that an issuance of the additional JHG shares to Dai‑ichi would require approval of the shareholders of JHG pursuant to Rule 312 of the New York Stock Exchange Listed Company Manual or any successor rule thereof or ASX Listing Rule 7.1 or any successor rule thereof, unless such approval has been obtained.

Registration Rights

At any time following the effective time of the Merger, and without limiting the restrictions on transfers described above, Dai‑ichi will be entitled to customary registration rights, including the right to require JHG to file up to two registration statements to register JHG shares owned by Dai‑ichi (the “Registrable Shares”), and unlimited prospectus supplements in connection with any take‑down from an effective shelf registration statement. In addition, Dai‑ichi has certain “piggyback” registration rights with respect to the Registrable Shares to participate in certain securities offerings by JHG.

Termination

The Amended Investment and Cooperation Agreement may be terminated by either JHG or Dai‑ichi under specified circumstances, including if (i) there is an insolvency event with respect to the other party, (ii) if such termination is necessary to comply with applicable law, effectively binding written or oral administrative guidance from a governmental authority or an order by a governmental authority, (iii) there is a material uncured breach of the Amended Investment and Cooperation Agreement by the other party, (iv) during any consecutive five business day period, Dai‑ichi owns less than the applicable percentage of the issued and outstanding shares of JHG (subject to certain exceptions), or (v) JHG terminates Dai‑ichi’s right to designate a Dai‑ichi representative to JHG’s Board of Directors. In addition, each of JHG and Dai‑ichi may terminate the Amended Investment and Cooperation Agreement following the third anniversary of the date of the Merger, upon 90‑days written notice to the other party (which notice may not be given prior to the third anniversary of the date of the Merger).

The Amended Investment and Cooperation Agreement may be terminated by JHG if there is a change in Japanese generally accepted accounting principles or other applicable accounting principles that would significantly increase the burden to JHG in complying with its obligations to furnish certain financial and operating information to Dai‑ichi, or if JHG or any of its affiliates becomes subject to direct regulation by, or sanctions from, any Japanese governmental authority that it would not be subject to in the absence of the strategic alliance.

The Amended Investment and Cooperation Agreement may also be terminated by Dai‑ichi if JHG informs Dai‑ichi that it is unable to comply with its obligations to furnish certain financial and operating information or there is a change in applicable law in Japan that requires Dai‑ichi to receive information that it is not already receiving from JHG, such inability to comply or change in applicable law would or would reasonably be expected to result in Dai‑ichi being in violation of applicable law, and the parties following good faith discussions are unable to agree on appropriate changes to JHG’s obligations to furnish certain information that would avoid Dai‑ichi being in violation of applicable law. Dai‑ichi may also terminate the Amended Investment and Cooperation Agreement if (i) its percentage ownership has been diluted to less than the applicable percentage of the issued and outstanding JHG shares due to JHG’s issuance of new securities and Dai‑ichi was unable to prevent such dilution by exercising its preemptive rights, using commercially reasonable efforts to purchase shares on the open market or (ii) Dai‑ichi or any of its affiliates becomes subject to direct regulation by, or sanctions from, any governmental authority (other than a Japanese, Jersey, UK, Australian or U.S. governmental authority) that it would not be subject to in the absence of the strategic alliance.

Option Agreement

On October 3, 2016, Henderson and Dai‑ichi entered into an option agreement (the “Option Agreement”) pursuant to which, upon closing of the Merger, JHG granted Dai‑ichi: (i) 11 tranches of conditional options with each tranche allowing Dai‑ichi to subscribe for or purchase 500,000 JHG shares at a strike price of 2,997.2 pence per share (the terms of such options having been adjusted in accordance with the terms of the Option Agreement to take account of the effect of the share consolidation), and (ii) nine tranches of conditional options with each tranche allowing Dai‑ichi to subscribe for or purchase 500,000 JHG shares at a strike price of 2,997.2 pence per share (the terms of such options having been adjusted in accordance with the terms of the Option Agreement to take account of the effect of the share consolidation). The options were exercisable by Dai‑ichi for a period measured as the two‑year period ending on the 24‑month anniversary of the date of the Option Agreement. Dai‑ichi paid £19,778,800.00 for the options. The Option Agreement was terminated in accordance with its provisions in October 2018.

As of February 22, 2019, Dai‑ichi beneficially owned, in the aggregate, 31,574,756 shares of JHG common stock, which represented approximately 15.0% of the issued and outstanding shares of JHG common stock on such date.

For a discussion of related party transactions as defined in U.S. GAAP, see Item 8, Financial Statements and Supplementary Data, Note 19 – Related Party Transactions.

Board of Directors Independence Determination

The Board of Directors has established criteria for determining if a director is independent from management. These criteria follow the director independence criteria contained in the NYSE Listing Standards and are identified in our Corporate Governance Guidelines (“Governance Guidelines”) available on the Company’s website at http://www.janushenderson.com/group under the “About Janus Henderson” link, “Governance Policies and Statements.” In determining the independence of the directors, the Board reviewed and considered all relationships between each director (and any member of his or her immediate family) and the Company. Based on that review and the Company’s independence criteria, the Board affirmatively determined that all directors are independent directors except for Mr. Weil, our CEO. In addition, all members of the Audit, Compensation, Nominating and Corporate Governance, and Risk committees are independent.

Item 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Incurred by JHG for PricewaterhouseCoopers

The following table shows the fees paid or accrued by the Group and its consolidated funds for audit and other services provided by PricewaterhouseCoopers for fiscal years ending December 31, 2018 and 2017, respectively:

	2018 ($)	2017 ($)
Audit Fees (1)	3,028,000	2,748,000
Audit-Related Fees (2)	922,100	696,200
Tax Fees (3)	13,500	198,800
All Other Fees (4)	514,371	1,642,310
Total	4,477,971	5,285,310

(1)

Audit services consisted of the audit of the Company’s consolidated financial statements included in its Annual Report on Form 10‑K, reviews of the condensed consolidated financial statements included in its quarterly reports on Form 10‑Q and other audit services that are normally provided in connection with statutory or regulatory filings. For fiscal year ended December 31, 2018, audit services include attestation work required by Section 404 of the Sarbanes-Oxley Act of 2002 needed to issue an opinion on the effectiveness of internal control over financial reporting.

(2)

Audit‑related fees consisted of financial accounting and SEC reporting consultations, issuance of consent letters, audit of the Company’s benefit plans, and other audit services not required by statute or regulation.

(3)	Tax compliance fees consisted of tax return filings for certain foreign jurisdictions, assistance with tax audits and miscellaneous state and federal income tax‑related issues.
(4)	All other fees in 2018 represent other non-audit related fees. All other fees in 2017 primarily consists of services provided in relation to the Merger

The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of PricewaterhouseCoopers.

Audit Committee Approval Policies and Procedures

All services performed by PricewaterhouseCoopers were approved in accordance with the approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit‑related, tax and other services (collectively, the “Disclosure Categories”) that our independent auditor may perform. The policy requires that a description of the services expected to be performed by our independent auditor in each of the Disclosure Categories be presented to the Audit Committee for approval and cannot commence until such approval has been granted. Normally, approval is provided at regularly scheduled meetings. However, as previously mentioned the authority to grant specific preapproval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman

must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific approval.

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

At each meeting, the Audit Committee reviews the status of services and fees incurred year‑to‑date against the original approved services and the forecast of remaining services and fees for the fiscal year.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 26, 2019, appear in Part II, Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

No financial statement schedules are required.

(3) List of Exhibits

(b)Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b‑32 under the Exchange Act.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Agreement and Plan of Merger, dated October 3, 2016, by and among Janus Capital Group Inc., Henderson Group plc and Horizon Orbit Corp, is hereby incorporated by reference from Exhibit 2.1 to JCG’s Current Report on Form 8‑K, dated October 3, 2016 (File No. 001‑15253)

(3) Articles of Incorporation and Bylaws
3.1.1	Memorandum of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.1 to JHG’s Current Report on Form 8‑K, dated May 30, 2017
3.1.2	Articles of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.2 to JHG’s Current Report on Form 8‑K, dated May 30, 2017
(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Indenture dated as of November 6, 2001 (the “Base Indenture”), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.1 to JCG’s Current Report on Form 8‑K, dated November 6, 2001 (File No. 001‑15253)

4.1.2

Officer's Certificate pursuant to the Base Indenture establishing the terms of the 2025 Senior Notes is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated July 28, 2015 (File No. 001-15253)

4.1.3

Fifth Supplemental Indenture to the Base Indenture, dated as of May 30, 2017, among Janus Capital Group Inc., Henderson Group plc and The Bank of New York Mellon Trust Company N.A., is hereby incorporated by reference from Exhibit 4.5 to JHG’s Current Report on Form 8‑K, dated May 30, 2017

4.2	Form of Global Notes for the 2025 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JCG’s Current Report on Form 8‑K, dated July 31, 2015 (File No. 001‑15253)
(10) Material Contracts
10.1

Facility Agreement, dated 16 February 2017, for US$200,000,000 Revolving Credit Facility for Henderson Group plc arranged by Bank of America Merrill Lynch International Limited as Coordinator, Bookrunner and Mandated Lead Arranger with Bank of America Merrill Lynch International Limited as Facility Agent, is hereby incorporated by reference from Exhibit 1.1 to JHG’s Current Report on Form 8‑K, dated May 30, 2017

10.2	Form of Instrument of Indemnity, is hereby incorporated by reference from Exhibit 10.16 to JHG’s Registration Statement on Form F‑4, filed on March 20, 2017 (File No. 333‑216824)
10.3

Second Amended and Restated 2010 Long‑Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.12 to JHG’s Registration Statement on Form S‑8, filed on May 31, 2017 (File No. 333‑218365)*

10.4

Second Amended and Restated 2005 Long Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.11 to JHG’s Registration Statement on Form S‑8, filed on May 31, 2017 (File No. 333‑218365)*

10.5

Second Amended and Restated 2012 Employment Inducement Award Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.9 to JHG’s Registration Statement on Form S‑8, filed on May 31, 2017 (File No. 333‑218365)*

10.6

Second Amended and Restated Employee Stock Purchase Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.13 to JHG’s Registration Statement on Form S‑8, filed on May 31, 2017 (File No. 333‑218365)

10.7

Janus Henderson Group plc Fourth Amended and Restated Mutual Fund Share Investment Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.7 to JHG’s Form 10‑Q, filed on August 8, 2017 (File No. 001‑38103)*

10.8

Janus Henderson Group plc Amended and Restated 2013 Management Incentive Compensation Plan, effective January 1, 2013, is hereby incorporated by reference from Exhibit 10.8 to JHG’s Form 10‑Q, filed on August 8, 2017 (File No. 001‑38103)*

10.9

Janus Henderson Group plc Second Amended and Restated Income Deferral Program, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.9 to JHG’s Form 10‑Q, filed on August 8, 2017 (File No. 001‑38103)*

10.10

Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.10 to JHG’s Form 10‑Q, filed on August 8, 2017 (File No. 001‑38103)*

10.11	Henderson Group plc Long Term Incentive Plan (LTIP), is hereby incorporated by reference from Exhibit 10.7 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*
10.12	Henderson Group Sharesave Scheme, is hereby incorporated by reference from Exhibit 10.8 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*
10.13	The Henderson Executive Shared Ownership Plan (ExSOP), is hereby incorporated by reference from Exhibit 10.9 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*

10.14

Rules of the Henderson Group plc Deferred Equity Plan (DEP), is hereby incorporated by reference from Exhibit 10.10 to Registrant’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*

10.15

Trust Deed of the Henderson Buy‑As‑You‑Earn Plan (BAYE), is hereby incorporated by reference from Exhibit 10.11 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*

10.16	The Henderson Group plc Company Share Option Plan, is hereby incorporated by reference from Exhibit 10.12 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*
10.17

Rules of the Henderson Group plc International Buy as Your Earn Plan (International BAYE), is hereby incorporated by reference from Exhibit 10.13 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*

10.18	Henderson Group plc Restricted Share Plan, is hereby incorporated by reference from Exhibit 10.14 to JHG’s Registration Statement on Form F‑4 filed on March, 20, 2017 (File No. 333‑216824)*
10.19

Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan, as amended and restated, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.8 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2014 (File No. 001‑15253)

10.19.1

Amendment No. 1 to Janus 401(k) Plan, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.9 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2014 (File No. 001‑15253)

10.19.2

Amendment No. 2 to Janus 401(k) Plan, effective January 1, 2015, is hereby incorporated by reference from Exhibit 10.9.2 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2015 (File No. 001‑15253)

10.19.3

Amendment No. 3 to Janus 401(k) Plan, effective January 1, 2016, is hereby incorporated by reference from Exhibit 10.9.3 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2015 (File No. 001‑15253)

10.19.4

Amendment No. 4 to Janus 401(k) Plan, effective September 1, 2016, is hereby incorporated by reference from Exhibit 10.9.4 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2016 (File No. 001‑15253)

10.19.5

Amendment No. 5 to Janus 401(k) Plan, effective September 1, 2016, is hereby incorporated by reference from Exhibit 10.9.5 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2016 (File No. 001‑15253)

10.19.6

Amendment No. 6 to Janus 401(k) Plan, effective August 31, 2016, is hereby incorporated by reference from Exhibit 10.9.6 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2016 (File No. 001‑15253)

10.19.7

Amendment No. 7 to Janus 401(k) Plan, effective July 1, 2017, is hereby incorporated by reference from Exhibit 10.19.7 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)

10.19.8

Amendment No. 8 to Janus 401(k) Plan, effective December 28, 2017, is hereby incorporated by reference from Exhibit 10.19.8 to JHG’s Annual Report on Form 10‑K for the year ended December 31, 2017 (File No. 001-38103)

10.20.1

Form of Long‑Term Incentive Acceptance Form with Appendix A (Restricted Stock), effective for awards granted to executive officers in 2009, is hereby incorporated by reference from Exhibit 10.17.2 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2008 (File No. 001‑15253)*

10.20.2

Form of Long‑Term Incentive Acceptance Form with Appendix A (Restricted Stock), effective for awards granted to executive officers in 2010, is hereby incorporated by reference from Exhibit 10.17.3 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2009 (File No. 001‑15253)*

10.20.3

Form of Long‑Term Incentive Acceptance Form for Restricted Stock, effective for awards granted to executive officers in 2011, is hereby incorporated by reference from Exhibit 10.17.5 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2010 (File No. 001‑15253)*

10.20.4

Form of Long‑Term Incentive Acceptance Form for Restricted Stock, effective for awards granted to executive officers in 2012, is hereby incorporated by reference from Exhibit 10.16.4 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2011 (File No. 001‑15253)*

10.20.5

Form of Long‑Term Incentive Acceptance Form for Restricted Stock, effective for awards granted to executive officers in 2013, is hereby incorporated by reference from Exhibit 10.16.5 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2012 (File No. 001‑15253)*

10.20.6

Form of Performance Share Unit Award, effective for awards granted to Richard M. Weil in 2014, is hereby incorporated by reference from Exhibit 10.13.7 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2014 (File No. 001‑15253)*

10.20.7

Form of Performance Share Unit Award, effective for awards granted to Richard M. Weil in 2015, is hereby incorporated by reference from Exhibit 10.13.8 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2015 (File No. 001‑15253)*

10.20.8

Form of Performance Share Unit Award, effective for awards granted to Richard M. Weil in 2016, is hereby incorporated by reference from Exhibit 10.13.9 to JCG’s Annual Report on Form 10‑K for the year ended December 31, 2016 (File No. 001‑15253)*

10.20.9	Form of Performance Share Unit Award, effective for awards granted to the Company’s co-Chief Executive Officers Richard M. Weil and Andrew Formica, is attached to this Form 10-K as Exhibit 10.20.09*
10.21

Service agreement between Janus Henderson Group and Richard Weil, effective from August 1, 2018, is hereby incorporated by reference from Exhibit 10.33 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001‑38103)*

10.22

Settlement agreement between Janus Henderson Group and Andrew Formica, effective from July 31, 2018, is hereby incorporated by reference from Exhibit 10.34 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001‑38103)*

10.23

Summary of Janus Henderson Group plc Non‑Executive Director Compensation Program effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.24 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.24	Janus Henderson Group Global Remuneration Policy Statement, is attached to this Annual Report on Form 10‑K as Exhibit 10.24*
10.25

Amended and Restated Investment and Strategic Cooperation Agreement, dated October 3, 2016, by and among Henderson Group plc, Janus Capital Group Inc. and Dai‑ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Registration Statement on Form F‑4, filed on March 20, 2017 (File No. 333‑216824)

10.29

Service Agreement between Henderson Group plc and Roger Thompson, effective from June 26, 2013, is hereby incorporated by reference from Exhibit 10.5 to JHG’s Registration Statement on Form F‑4, filed on March 20, 2017 (File No. 333‑216824)*

10.30

Service Agreement between Henderson Group plc and Philip Wagstaff, effective from February 22, 2017, is hereby incorporated by reference from Exhibit 10.6 to JHG’s Registration Statement on Form F‑4, filed on March 20, 2017 (File No. 333‑216824)*

10.31

Long‑Term Incentive Award Acceptance Form with Appendix A (Terms of Restricted Stock Unit Award), Appendix B (Additional Terms of Restricted Stock Unit Award) and Appendix C (Forfeiture and Clawback) effective August 11, 2017 is hereby incorporated by reference from Exhibit 10.32 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

* Compensatory plan or agreement.
(21) Subsidiaries of the Company
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S‑K is attached to this Annual Report on Form 10‑K as Exhibit 21.1
(23) Consents of Experts and Counsel
23.1	The Consent of Independent Registered Public Accounting Firm prepared pursuant to Item 601(b)(23) of Regulation S‑K is attached to this Annual Report on Form 10‑K as Exhibit 23.1
(24) Power of Attorney
24.1	Power of Attorney (included as a part of the Signature pages to this report).
(31) Rule 13a‑14(a)/15d‑14(a) Certifications
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Executive Vice President and Chief Financial Officer of Registrant
(32) Section 1350 Certificates
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2

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

(c)Exhibits

JANUS HENDERSON GROUP

2018 FORM 10‑K ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S‑K Item 601(b) Exhibit No.
10.20.9	Form of Performance Share Unit Award, effective for awards granted to the Company’s co-Chief Executive Officers Richard M. Weil and Andrew Formica	10
10.24	Janus Henderson Group Global Remuneration Policy Statement	10
21.1	The List of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S‑K	21
23.1	The Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	23
24.1	Power of Attorney (included as a part of the Signature pages to this report)	24
31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31
32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	32
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	32
101.INS	XBRL Insurance Document	101
101.SCH	XBRL Taxonomy Extension Schema Document	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

ITEM 16.              FORM 10‑K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ RICHARD WEIL
Richard Weil
Chief Executive Officer

February 26, 2019

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Richard Weil and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys‑in‑fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10‑K for the year ended December 31, 2018, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2019.

Signature/Name	Title

/s/ RICHARD GILLINGWATER	Chairman of the Board
Richard Gillingwater

/s/ GLENN SCHAFER	Deputy Chairman of the Board
Glenn Schafer

/s/ RICHARD WEIL	Director and Chief Executive Officer
Richard Weil	(Principal Executive Officer)

/s/ ROGER THOMPSON	Executive Vice President and Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BRENNAN HUGHES	Senior Vice President, Chief Accounting Officer and Treasurer
Brennan Hughes	(Principal Accounting Officer)

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ JEFFREY DIERMEIER	Director
Jeffrey Diermeier

/s/ KEVIN DOLAN	Director
Kevin Dolan

Signature/Name	Title
/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

/s/ LAWRENCE KOCHARD	Director
Lawrence Kochard

/s/ ANGELA SEYMOUR‑JACKSON	Director
Angela Seymour‑Jackson

/s/ TATSUSABURO YAMAMOTO	Director
Tatsusaburo Yamamoto