Form 10-Q
period 2019-03-31
JANUS HENDERSON GROUP PLC
filed 2019-05-02
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.50 Per Share Par Value	JHG	New York Stock Exchange

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

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐    Smaller Reporting Company ☐    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 29, 2019, there were 195,154,321 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$717.1	$880.4
Investment securities	270.7	291.8
Fees and other receivables	300.2	309.2
OEIC and unit trust receivables	264.7	144.4
Assets of consolidated VIEs:
Cash and cash equivalents	22.8	36.2
Investment securities	297.4	282.7
Other current assets	9.8	5.0
Other current assets	78.0	69.4
Total current assets	1,960.7	2,019.1
Non-current assets:
Property, equipment and software, net	72.6	69.5
Intangible assets, net	3,125.4	3,123.3
Goodwill	1,493.6	1,478.0
Retirement benefit asset, net	213.0	206.5
Other non-current assets	157.8	15.5
Total assets	$7,023.1	$6,911.9

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$263.3	$233.2
Current portion of accrued compensation, benefits and staff costs	167.3	345.4
OEIC and unit trust payables	274.7	143.3
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	11.0	6.5
Total current liabilities	716.3	728.4

Non-current liabilities:
Accrued compensation, benefits and staff costs	44.6	54.7
Long-term debt	318.4	319.1
Deferred tax liabilities, net	730.7	729.9
Retirement benefit obligations, net	3.7	3.7
Other non-current liabilities	197.3	79.2
Total liabilities	2,011.0	1,915.0
Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	137.0	136.1
EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 195,177,421 and 196,412,764 shares issued and outstanding, respectively)	292.7	294.6
Additional paid-in-capital	3,802.1	3,824.5
Treasury shares (4,326,953 and 4,523,802 shares held, respectively)	(165.4)	(170.8)
Accumulated other comprehensive loss, net of tax	(386.8)	(423.5)
Retained earnings	1,309.9	1,314.5
Total shareholders’ equity	4,852.5	4,839.3
Nonredeemable noncontrolling interests	22.6	21.5
Total equity	4,875.1	4,860.8
Total liabilities, redeemable noncontrolling interests and equity	$7,023.1	$6,911.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2019	2018
Revenue:
Management fees	$441.9	$502.9
Performance fees	(5.6)	(3.9)
Shareowner servicing fees	35.9	38.4
Other revenue	47.1	50.3
Total revenue	519.3	587.7
Operating expenses:
Employee compensation and benefits	145.0	146.7
Long-term incentive plans	48.4	40.0
Distribution expenses	101.9	117.3
Investment administration	11.8	11.4
Marketing	7.5	8.5
General, administrative and occupancy	65.2	72.2
Depreciation and amortization	15.0	15.4
Total operating expenses	394.8	411.5
Operating income	124.5	176.2
Interest expense	(4.1)	(3.8)
Investment gains (losses), net	13.3	(0.7)
Other non-operating income (expenses), net	(3.9)	38.9
Income before taxes	129.8	210.6
Income tax provision	(29.9)	(47.4)
Net income	99.9	163.2
Net loss (income) attributable to noncontrolling interests	(5.8)	2.0
Net income attributable to JHG	$94.1	$165.2

Earnings per share attributable to JHG common shareholders:
Basic	$0.48	$0.82
Diluted	$0.48	$0.82
Other comprehensive income, net of tax:
Foreign currency translation gains	$36.8	$52.7
Other comprehensive loss (income) attributable to noncontrolling interests	(0.1)	0.2
Other comprehensive income (loss) attributable to JHG	$36.7	$52.9
Total comprehensive income	$136.7	$215.9
Total comprehensive loss (income) attributable to noncontrolling interests	(5.9)	2.2
Total comprehensive income attributable to JHG	$130.8	$218.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2019	2018
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$99.9	$163.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.0	15.4
Deferred income taxes	0.4	—
Stock-based compensation plan expense	20.1	16.4
Impairment of ROU operating asset	4.7	—
Investment (gains) losses, net	(13.3)	0.7
Gain from BNP Paribas transaction	—	(23.0)
Dai-ichi option fair value adjustments	—	(22.8)
Contributions to pension plans in excess of costs recognized	(1.8)	(4.6)
Other, net	(3.2)	(13.8)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	11.1	2.3
Other assets	1.8	119.5
Other accruals and liabilities	(169.4)	(191.6)
Net operating activities	(34.7)	61.7
Investing activities:
Proceeds from (purchase of):
Investment securities, net	19.3	17.1
Property, equipment and software	(7.5)	(6.5)
Investment securities by consolidated seeded investment products, net	46.1	(38.4)
Proceeds from BNP Paribas transaction, net	—	36.5
Cash received (paid) on settled hedges, net	(7.4)	2.9
Dividends received from equity-method investments	0.5	—
Proceeds from sale of Volantis	0.3	—
Net investing activities	51.3	11.6
Financing activities:
Proceeds from stock-based compensation plans	—	0.2
Purchase of common stock for stock-based compensation plans	(37.1)	(82.7)
Purchase of common stock for share buyback program	(30.9)	—
Dividends paid to shareholders	(69.7)	(63.1)
Repayment of long-term debt	—	(81.6)
Payment of contingent consideration	(14.1)	(18.8)
Distributions to noncontrolling interests	(0.1)	(0.2)
Third-party sales (redemptions) in consolidated seeded investment products, net	(46.1)	38.4
Principal payments under capital lease obligations	(0.3)	(0.4)
Net financing activities	(198.3)	(208.2)
Cash and cash equivalents:
Effect of foreign exchange rate changes	5.0	6.1
Net change	(176.7)	(128.8)
At beginning of period	916.6	794.2
At end of period	$739.9	$665.4
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.4
Cash paid for income taxes, net of refunds	$12.6	$26.4
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$717.1	$611.4
Cash and cash equivalents held in consolidated VIEs	22.8	54.0
Total cash and cash equivalents	$739.9	$665.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2019	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8
Net income	—	—	—	—	—	94.1	1.2	95.3
Other comprehensive income (loss)	—	—	—	—	36.7	—	—	36.7
Dividends paid to shareholders	—	—	—	—	—	(69.7)	—	(69.7)
Share buyback program	(1.2)	(1.9)	—	—	—	(29.0)	—	(30.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of common stock for stock-based compensation plans	—	—	(31.4)	(5.7)	—	—	—	(37.1)
Vesting of stock-based compensation plans	—	—	(11.1)	11.1	—	—	—	—
Stock-based compensation plan expense	—	—	20.1	—	—	—	—	20.1
Balance at March 31, 2019	195.2	$292.7	$3,802.1	$(165.4)	$(386.8)	$1,309.9	$22.6	$4,875.1

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2018	200.4	$300.6	$3,842.9	$(155.8)	$(304.3)	$1,154.1	$38.2	$4,875.7
Net income	—	—	—	—	—	165.2	(3.4)	161.8
Other comprehensive income	—	—	—	—	52.9	—	—	52.9
Dividends paid to shareholders	—	—	—	—	—	(63.1)	—	(63.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.3)	—	(0.3)
Redemptions of convertible debt	—	—	(33.9)	—	—	—	—	(33.9)
Purchase of common stock for stock-based compensation plans	—	—	(37.3)	(45.4)	—	—	—	(82.7)
Vesting of stock-based compensation plans	—	—	(2.3)	2.3	—	—	—	—
Stock-based compensation plan expense	—	—	16.4	—	—	—	—	16.4
Proceeds from stock-based compensation plans	—	—	0.2	—	—	—	—	0.2
Balance at March 31, 2018	200.4	$300.6	$3,786.0	$(198.9)	$(251.4)	$1,255.9	$34.7	$4,926.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG” or “the Group”), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of JHG in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in JHG’s Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date and are included in the notes to the condensed consolidated financial statements.

Certain prior year amounts in the Condensed Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, revenue amounts related to certain transfer agent and administrative activities performed for investment products that were previously classified in other revenue were reclassified to shareowner servicing fees. There is no change to consolidated total revenue, operating income, net income or cash flows as a result of this change in classification.

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard on accounting for leases. The new standard represents a significant change to lease accounting and introduces a lessee model that brings leases onto the balance sheet. The standard also aligns certain underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the new standard addresses other concerns related to the prior leases model. The standard became effective January 1, 2019.

The Group adopted the new standard effective January 1, 2019, using the modified retrospective approach. Comparative prior periods were not adjusted upon adoption, as the Group utilized the practical expedients available under the guidance. Specifically, the Group did not (i) reassess existing contracts for embedded leases, (ii) reassess existing lease agreements for finance or operating classification, or (iii) reassess existing lease agreements in consideration of initial direct costs.

Upon adoption, the Group recognized $129.8 million in right-of-use (“ROU”) assets related to its leased property and equipment. Corresponding lease liabilities of $146.4 million were also recognized. The Group’s property leases represent the vast majority of its right of use assets and lease liabilities, with office spaces in Denver and London representing a significant portion of its leased property.

The Group’s leases policy follows. Refer to further disclosure in Note 6.

Leases Policy – Updated January 1, 2019

The Group determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other non-current assets in the Group’s Condensed Consolidated Balance Sheets. The current and non-current portions of operating lease liabilities are included in accounts payable and accrued liabilities and other non-current liabilities, respectively.

Finance lease ROU assets are included in property, equipment and software, net, and finance lease liabilities are included in other non-current liabilities.

ROU assets represent the Group’s right to use an underlying asset for the lease term, and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of JHG’s leases do not provide an implicit rate, the Group uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Group’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Hedge Accounting

In August 2017, the FASB issued an updated standard that amended hedge accounting. The standard expanded the strategies eligible for hedge accounting, changed how companies assess hedge effectiveness and required new disclosures and presentation. The Group adopted the standard effective January 1, 2019. The adoption did not have a material impact on the Group’s results of operations or financial position.

Recent Accounting Pronouncements Not Yet Adopted

Retirement Benefit Plans

In August 2018, the FASB issued an accounting standards update (“ASU”) that modifies the disclosure requirements for employers that sponsor defined benefit pension plans. The ASU removes, adds and clarifies a number of disclosure requirements related to sponsored benefit plans. The standard is effective January 1, 2021, for calendar year-end companies, and early adoption is permitted. The Group is evaluating the effect of adopting this new accounting standard.

Implementation Costs — Cloud Computing Arrangements

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. Early adoption is permitted. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. The Group is evaluating the effect of adopting this new accounting standard.

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of March 31, 2019, and December 31, 2018, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Unconsolidated Variable Interest Entities

At March 31, 2019, and December 31, 2018, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs were $3.6 million and $3.1 million, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	March 31,	December 31,
	2019	2018
Investment securities	$9.2	$13.9
Cash and cash equivalents	0.2	1.4
Other current assets	0.1	0.1
Accounts payable and accrued liabilities	(0.1)	(0.1)
Total	9.4	15.3
Redeemable noncontrolling interests in consolidated VREs	(4.3)	(6.0)
JHG's net interest in consolidated VREs	$5.1	$9.3

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At March 31, 2019, and December 31, 2018, JHG’s carrying values of investment securities included on the Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs were $55.4 million and $50.7 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 3 — Investment Securities

JHG’s investment securities as of March 31, 2019, and December 31, 2018, are summarized as follows (in millions):

	March 31,	December 31,
	2019	2018
Seeded investment products:
Consolidated VIEs	$297.4	$282.7
Consolidated VREs	9.2	13.9
Unconsolidated VIEs and VREs	59.0	53.8
Separate accounts	66.5	71.6
Pooled investment funds	10.6	25.5
Total seeded investment products	442.7	447.5
Investments related to deferred compensation plans	125.0	120.3
Other investments	0.4	6.7
Total investment securities	$568.1	$574.5

Trading Securities

Net unrealized gains (losses) on investment securities held as of March 31, 2019 and 2018, are summarized as follows (in millions):

	Three months ended March 31,
	2019	2018
Unrealized gains (losses) on investment securities held at period end	$11.1	$(7.9)

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

JHG was party to the following derivative instruments as of March 31, 2019, and December 31, 2018 (in millions):

	Notional Value
	March 31, 2019	December 31, 2018
Futures	$135.8	$147.1
Credit default swaps	84.8	133.2
Total return swaps	72.0	77.2
Foreign currency forward contracts	167.7	131.8

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

The Group recognized the following net foreign currency translation gains and losses on hedged seed investments denominated in currencies other than the Group’s functional currency and net gains and losses associated with foreign currency forward contracts under net investment hedge accounting for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended
	March 31,
	2019	2018
Foreign currency translation	$0.3	$(0.5)
Foreign currency forward contracts	(0.3)	0.5
Total	$—	$—

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

JHG’s consolidated seeded investment products were party to the following derivative instruments as of March 31, 2019, and December 31, 2018 (in millions):

	Notional Value
	March 31, 2019	December 31, 2018
Futures	$118.6	$267.8
Contracts for differences	6.5	8.7
Credit default swaps	1.3	6.2
Total return swaps	42.1	23.7
Interest rate swaps	27.8	61.5
Options	2.7	9.6
Swaptions	—	8.3
Foreign currency forward contracts	143.9	154.9

As of March 31, 2019, and December 31, 2018, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of March 31, 2019, and December 31, 2018, the notional values of the agreements totaled $2.9 million and $3.9 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of March 31, 2019, and December 31, 2018, the fair value of the credit default swap contracts selling protection was $0.1 million for both periods.

Investment Gains (Losses), Net

Investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended
	March 31,
	2019	2018
Seeded investment products and derivatives, net	$8.2	$(0.8)
Other	5.1	0.1
Investment gains (losses), net	$13.3	$(0.7)

Cash Flows

Cash flows related to investment securities for the three months ended March 31, 2019 and 2018, are summarized as follows (in millions):

	Three months ended March 31,
	2019		2018
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities	$(176.7)	$222.8	$(52.3)	$31.0

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2019 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$231.1	$—	$—	$231.1
Investment securities:
Consolidated VIEs	104.8	176.8	15.8	297.4
Other investment securities	194.0	76.7	—	270.7
Total investment securities	298.8	253.5	15.8	568.1
Seed hedge derivatives	—	0.2	—	0.2
Derivatives in consolidated seeded investment products	—	1.3	—	1.3
Volantis contingent consideration	—	—	4.0	4.0
Total assets	$529.9	$255.0	$19.8	$804.7
Liabilities:
Derivatives in consolidated seeded investment products	$—	$1.4	$—	$1.4
Seed hedge derivatives	—	6.7	—	6.7
Long-term debt (1)	—	309.2	—	309.2
Deferred bonuses	—	—	83.1	83.1
Contingent consideration	—	—	49.8	49.8
Total liabilities	$—	$317.3	$132.9	$450.2

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$122.0	$122.0
Intech	—	—	15.0	15.0
Total redeemable noncontrolling interests	$—	$—	$137.0	$137.0

(1)	Carried at amortized cost and disclosed at fair value.

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$381.8	$—	$—	$381.8
Investment securities:
Consolidated VIEs	103.8	159.7	19.2	282.7
Other investment securities	194.5	97.3	—	291.8
Total investment securities	298.3	257.0	19.2	574.5
Seed hedge derivatives	—	3.2	—	3.2
Derivatives in consolidated seeded investment products	—	0.9	—	0.9
Contingent consideration	—	—	3.9	3.9
Total assets	$680.1	$261.1	$23.1	$964.3
Liabilities:
Derivatives in consolidated seeded investment products	$—	$2.1	$—	$2.1
Financial liabilities in consolidated seeded investment products	0.4	—	—	0.4
Seed hedge derivatives	—	1.1	—	1.1
Long-term debt(1)	—	301.4	—	301.4
Deferred bonuses	—	—	68.5	68.5
Contingent consideration	—	—	61.3	61.3
Total liabilities	$0.4	$304.6	$129.8	$434.8

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$121.6	$121.6
Intech	—	—	14.5	14.5
Total redeemable noncontrolling interests	$—	$—	$136.1	$136.1

(1)Carried at amortized cost and disclosed at fair value.

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

Level 3 Fair Value Measurements

Investment Securities

As of March 31, 2019, and December 31, 2018, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 assets included within consolidated VIEs as of March 31, 2019, and December 31, 2018, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of March 31, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$15.8	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	16.4
			Price-earnings ratio	27.7

			Significant
	Fair	Valuation	unobservable	Range
As of December 31, 2018	value	technique	inputs	(weighted-average)
Investment securities of consolidated VIEs	$19.2	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	18.5
			Price-earnings ratio	28.4

Contingent Consideration

The maximum amount payable and fair value of Geneva Capital Management LLC (“Geneva”), Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) and Kapstream Capital Pty Limited (“Kapstream”) contingent consideration is summarized below (in millions):

	As of March 31, 2019
	Geneva	Perennial	Kapstream
Maximum amount payable	$61.3	$37.3	$13.9

Fair value included in:
Accounts payable and accrued liabilities	$—	$11.0	$12.9
Other non-current liabilities	25.9	—	—
Total fair value	$25.9	$11.0	$12.9

	As of December 31, 2018
	Geneva	Perennial	Kapstream
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.8
Other non-current liabilities	25.3	9.9	12.3
Total fair value	$25.3	$9.9	$26.1

Acquisition of Geneva

The consideration payable on the acquisition of Geneva in 2014 included two contingent tranches payable over six years. The fair value of the contingent consideration payable upon the acquisition of Geneva is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period and by determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecast revenues, which factor in expected growth in assets under management (“AUM”) based on performance and industry trends.

The unwind of the discount resulted in a $0.6 million increase to the liability during the three months ended March 31, 2019.

Acquisition of Perennial

The acquisition of Perennial included earn-out payable in 2020. The earn-out has employee service conditions, is based on net management fee revenue and is accrued over the service period as compensation expense.

The fair value of the Perennial earn-out is calculated at each reporting date by forecasting Perennial revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue, and the liability increased $1.1 million during the three months ended March 31, 2019 due to changes in forecasted revenue.

Acquisition of Kapstream

The purchase of the remaining 49% of Kapstream had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration is payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. When Kapstream achieves the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018 and 2019, the first and second anniversary of the acquisition, Kapstream reached defined revenue targets, and the Group paid $15.3 million in February 2018 and $14.1 million in February 2019.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets. No fair value adjustment was necessary during the three months ended March 31, 2019, however, the liability decreased $13.2 million due to the second anniversary payment, unwind of the discount and foreign currency translation.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

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

As of March 31, 2019, the fair value of the Volantis contingent consideration was $4.0 million.

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

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the three months ended March 31, 2019 and 2018, are as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Beginning of period fair value	$23.1	$46.5
Settlements	(0.3)	(0.4)
Movement recognized in net income	(3.1)	0.8
Movements recognized in other comprehensive income	0.1	0.3
End of period fair value	$19.8	$47.2

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018, are as follows (in millions):

	Three months ended March 31,
	2019			2018
			Redeemable				Redeemable
	Contingent	Deferred	noncontrolling	Contingent	Deferred	Dai-ichi	noncontrolling
	consideration	bonuses	interests	consideration	bonuses	option	interests
Beginning of period fair value	$61.3	$68.5	$136.1	$76.6	$64.7	$26.1	$190.3
Changes in ownership	—	—	(4.0)	—	—	—	27.1
Net movement in bonus deferrals	—	14.6	—	—	14.8	—	—
Fair value adjustments	—	—	—	2.0	—	(22.8)	0.4
Unrealized gains (losses)	2.4	—	4.6	—	—	—	1.1
Amortization of Intech appreciation rights	—	—	0.3	—	—	—	(0.9)
Distributions	(14.1)	—	—	(18.8)	—	—	(0.1)
Foreign currency translation	0.2	—	—	(0.6)	—	1.0	(0.2)
End of period fair value	$49.8	$83.1	$137.0	$59.2	$79.5	$4.3	$217.7

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

Note 5 — Goodwill and Intangible Assets

The following table presents movements in intangible assets and goodwill during the three months ended March 31, 2019 and 2018 (in millions):

	December 31,		Foreign currency		March 31,
	2018	Amortization	translation	Disposal	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$9.2	$—	$2,504.7
Trademarks	380.8	—	—	—	380.8
Definite-lived intangible assets:
Client relationships	363.3	—	1.2	—	364.5
Accumulated amortization	(116.3)	(7.4)	(0.9)	—	(124.6)
Net intangible assets	$3,123.3	$(7.4)	$9.5	$—	$3,125.4
Goodwill	$1,478.0	$—	$15.6	$—	$1,493.6

	December 31,		Foreign currency		March 31,
	2017	Amortization	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$8.9	$—	$2,552.8
Trademarks	381.2	—	(0.1)	—	381.1
Definite-lived intangible assets:
Client relationships	369.4	—	0.7	—	370.1
Accumulated amortization	(89.7)	(7.4)	(1.3)	—	(98.4)
Net intangible assets	$3,204.8	$(7.4)	$8.2	$—	$3,205.6
Goodwill	$1,533.9	$—	$24.1	$(9.5)	$1,548.5

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2019 (remainder of year)	$22.1
2020	29.4
2021	26.6
2022	18.1
2023	17.8
Thereafter	125.9
Total	$239.9

Note 6 — Leases

The Group’s leases include operating and finance leases for property and equipment. Property leases include office space in the United Kingdom (“UK”), Europe, the United States (“U.S.”) and the Asia-Pacific region. Equipment leases include copiers and server equipment located throughout JHG’s office space. The Group’s leases have remaining lease terms of one year to 10 years. Certain leases include options to extend or early terminate the leases, however, the Group currently does not intend exercising these options and they are not reflected in the Group’s lease assets and liabilities. The impact of operating and financing leases on the Group’s financial statements is summarized below.

Balance Sheet

Operating and financing lease assets and liabilities on JHG’s Condensed Consolidated Balance Sheets as of March 31, 2019, consisted of the following (in millions):

Operating lease right-of-use assets:	March 31, 2019
Other non-current assets	$144.4

Operating lease liabilities:
Accounts payable and accrued liabilities	$27.0
Other non-current liabilities	143.0
Total operating lease liabilities	$170.0

Finance lease right-of-use assets:
Property and equipment, cost	$13.1
Accumulated depreciation	(11.4)
Property and equipment, net	$1.7

Finance lease liabilities
Accounts payable and accrued liabilities	$1.1
Other non-current liabilities	0.6
Total finance lease liabilities	$1.7

Statement of Comprehensive Income

The components of lease expense on JHG’s Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019, is summarized below (in millions):

Three months ended
March 31, 2019
Operating lease cost(1)	$10.9

Finance lease cost:
Amortization of right-of-use asset(2)	$0.3
Interest on lease liabilities(3)	—
Total finance lease cost	$0.3

(1)	Included in general, administrative and occupancy on the Group’s Condensed Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization on the Group’s Condensed Consolidated Statements of Comprehensive Income.
(3)	Included in interest expense on the Group’s Condensed Consolidated Statements of Comprehensive Income.

The Group subleases certain office buildings in the UK and received $1.7 million from the tenants during the three months ended March 31, 2019.

Cash Flow Statement

Cash payments for operating and finance leases included in the Group’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019, consisted of the following (in millions):

Three months ended
March 31, 2019
Operating cash flows from operating leases	$7.6
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$0.3

Non-cash lease transactions during the three months ended March 31, 2019, included a $19.8 million ROU asset and corresponding lease liability for a UK property lease commenced in March 2019. The Group also recognized a $4.7 million impairment of a subleased ROU operating asset; collection of rents under the sublease were deemed uncertain, and an impairment was booked accordingly.

Supplemental Information

As of March 31, 2019, the Group has an additional operating lease for office space in the U.S. that has not yet commenced. The lease will commence on September 1, 2019 with a lease term of 11 years. The future rent obligations associated with the lease are $8.4 million.

The weighted-average remaining lease term, weighted-average discount rate and future lease maturities are summarized below.

Weighted-average remaining lease term (in months):	March 31, 2019
Operating leases	81
Finance leases	21

Weighted-average discount rate:	March 31, 2019
Operating leases	4.7%
Finance leases	2.6%

Future lease obligations (in millions)	Operating leases	Finance leases
2019 (excluding three months ended March 31, 2019)	$24.2	$0.9
2020	30.9	0.7
2021	28.6	0.1
2022	24.4	—
2023	22.6	—
Thereafter	72.0	—
Total lease payments	202.7	1.7
Less interest	32.7	—
Total	$170.0	$1.7

Note 7 — Debt

Debt as of March 31, 2019, and December 31, 2018, consisted of the following (in millions):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$318.4	$309.2	$319.1	$301.4

4.875% Senior Notes Due 2025

The Group’s 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of March 31, 2019,  pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at March 31, 2019, of $18.4 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Capital Group Inc. (“JCG”) in relation to the 2025 Senior Notes.

Credit Facility

At March 31, 2019, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”); or in relation to any loan in Australian dollars (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2019, JHG was in compliance with all covenants, and there were no borrowings under the Credit Facility at March 31, 2019, or during the three months ended March 31, 2019. The maturity date of the Credit Facility is February 16, 2024.

Note 8 — Income Taxes

The Group’s effective tax rates for the three months ended March 31, 2019 and 2018, are as follows:

	Three months ended
	March 31,
	2019	2018
Effective tax rate	23.0%	22.5%

The increase in the effective tax rate for the three months ended March 31, 2019, compared to the same period in 2018 is primarily due to an increase in non-deductible compensation-related expenses.

As of March 31, 2019, and December 31, 2018, JHG had $11.7 million and $12.4 million of unrecognized tax benefits held for uncertain tax positions, respectively. JHG estimates that the existing liability for uncertain tax positions could decrease by up to $1.5 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2019, and December 31, 2018, consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Consolidated seeded investment products	$122.0	$121.6
Intech:
Appreciation rights	11.3	10.9
Founding member ownership interests	3.7	3.6
Total redeemable noncontrolling interests	$137.0	$136.1

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended
	March 31,
	2019	2018
Opening balance	$121.6	$174.9
Changes in market value	4.5	1.1
Changes in ownership	(4.2)	27.1
Foreign currency translation	0.1	(0.2)
Closing balance	$122.0	$202.9

Intech

Intech ownership interests held by a founding member had an estimated fair value of $3.7 million as of March 31, 2019, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests until his death and has the option to require JHG to purchase his ownership interests in Intech at fair value.

Intech appreciation rights are being amortized on a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2019, and December 31, 2018, are as follows (in millions):

	March 31,	December 31,
	2019	2018
Nonredeemable noncontrolling interests in:
Seed capital investments	$9.4	$8.3
Intech	13.2	13.2
Total nonredeemable noncontrolling interests	$22.6	$21.5

Note 10 — Long-Term Incentive and Employee Compensation

The Group granted $149.4 million in long-term incentive awards during the three months ended March 31, 2019, which generally vest and will be recognized on a graded vesting method over a three- or four-year period. The shares underlying certain 2019 grants were purchased on the open market during the three months ended March 31, 2019, at a cost of $37.1 million.

Note 11 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three months ended March 31, 2019 and 2018, include the following (in millions):

	Three months ended
	March 31,
	2019	2018
Service cost	$(0.3)	$(0.3)
Interest cost	(4.7)	(4.8)
Expected return on plan assets	5.4	6.1
Net periodic benefit credit	$0.4	$1.0

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018, are as follows (in millions):

	Three months ended March 31,			Three months ended March 31,
	2019			2018
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(448.2)	$24.7	$(423.5)	$(325.3)	$21.0	$(304.3)
Other comprehensive income	36.8	—	36.8	52.7	—	52.7
Less: other comprehensive loss (income) attributable to noncontrolling interests	(0.1)	—	(0.1)	0.2	—	0.2
Ending balance	$(411.5)	$24.7	$(386.8)	$(272.4)	$21.0	$(251.4)

The components of other comprehensive income, net of tax for the three months ended March 31, 2019 and 2018, are as follows (in millions):

	Three months ended March 31,
	2019			2018
	Pre-tax	Tax		Pre-tax	Tax
	amount	impact	Net amount	amount	impact	Net amount
Foreign currency translation adjustments	$35.3	$1.5	$36.8	$52.7	$—	$52.7

Note 13 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2019 and 2018 (in millions, except per share data):

	Three months ended
	March 31,
	2019	2018
Net income attributable to JHG	$94.1	$165.2
Less: Allocation of earnings to participating stock-based awards	(2.4)	(4.2)
Net income attributable to JHG common shareholders	$91.7	$161.0

Weighted-average common shares outstanding - basic	191.8	195.9
Dilutive effect of non -participating stock-based awards	0.7	1.0
Weighted-average common shares outstanding - diluted	192.5	196.9

Earnings per share:
Basic	$0.48	$0.82
Diluted (two class)	$0.48	$0.82

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2019	2018
Unvested nonparticipating stock awards	1.0	0.4
Dai-ichi options	—	10.0

The Dai-ichi options expired on October 3, 2018.

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, and general business conditions and legal requirements.

The following is a summary of cash dividends paid during the three months ended March 31, 2019:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 4, 2019	$69.7	February 26, 2019

On May 2, 2019, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on May 29, 2019, to shareholders of record at the close of business on May 13, 2019.

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Refer to Note 6 – Leases for information related to operating and financing lease commitments. As of March 31, 2019, there were no other material changes in the commitments and contingencies as reported in JHG’s Annual Report on Form 10-K for the year ended December 31, 2018.

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters.

Richard Pease v. Henderson Administration Limited

The outcome of a court case involving an ex-employee was determined in the first quarter of 2018. The case related to the fees the Group should receive after a fund was transferred to an ex-employee (the “Fund Transfer Fees”) and the ex‑employee’s entitlement to deferred and forfeited remuneration. The judgment given in the case resulted in the Group recognizing a $12.2 million charge in general, administrative and occupancy on JHG’s Condensed Consolidated Statements of Comprehensive Income after the judge held that the ex-employee was not bound to pay the Fund Transfer Fees and that the ex-employee’s contract gave him an entitlement to deferred and forfeited remuneration. The amount also includes legal costs relating to the case. Henderson Administration Limited (“HAL”), a wholly owned subsidiary of JHG, appealed the part of the judgment relating to the Fund Transfer Fees and judgment was handed down by the Court of Appeal of England and Wales on February 15, 2019, in favor of HAL. As a result, and subject to any further appeal, the Group was awarded the Fund Transfer Fees and related interest of approximately $5.0 million and $0.3 million, respectively. It will also be entitled to certain costs relating to the appeal and the earlier trial insofar as they relate to the Fund Transfer Fees claim.

Eisenberg v. Credit Suisse AG and Janus Indices, Halbert v. Credit Suisse AG and Janus Indices, Qiu v. Credit Suisse AG and Janus Indices and Y-GAR Capital v. Credit Suisse AG and Janus Indices, and Rubinstein v. Credit Suisse Group AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC, which effective January 1, 2019, was renamed Janus Henderson Indices LLC (“Janus Indices”), a subsidiary of the Group, on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes. On April 17, 2018, a second lawsuit was filed against Janus Indices and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Indices). On May 4, 2018, a third lawsuit, styled as a class action on behalf of investors who purchased XIV between January 29, 2018, and February 5, 2018, was filed against Janus Indices and Credit Suisse AG in the SDNY (Qiu v. Credit Suisse AG and Janus Indices). The Halbert and Qiu allegations generally copy the allegations in the Eisenberg case. On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants.

On February 7, 2019, a fourth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc, and Credit Suisse in the United States District Court of the Eastern District of New York (“EDNY”) by certain investors in XIV (Y-GAR Capital LLC v. Credit Suisse Group AG, et al.) The allegations in Y-GAR generally assert that the disclosures relating to XIV were false and misleading. On March 29, 2019, the plaintiff withdrew the suit from the EDNY and re-filed it in the SDNY.

On February 4, 2019, a fifth lawsuit was filed against Janus Index, Janus Distributors LLC, Janus Henderson Group plc and various Credit Suisse persons in the SDNY (Rubinstein v. Credit Suisse Group AG, et al.). The Janus Henderson defendants were served with the complaint on April 1, 2019. The suit is styled as a class action and involves VelocityShares Daily Inverse VIX Medium-Term ETN (Ticker: ZIV), but otherwise generally copies the allegations in the XIV cases described above.

The Group believes the claims in these exchange-traded note lawsuits are without merit and is strongly defending the actions.

With respect to the unaudited financial information of Janus Henderson Group plc for the three-month period ended March 31, 2019, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2019, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

With respect to the unaudited financial information of Janus Henderson Group plc for the three-month period ended March 31, 2018, appearing herein, PricewaterhouseCoopers LLP (United Kingdom) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 9, 2018, except with respect to the reference to our opinion on the consolidated financial statements in the final paragraph, as to which the date is February 26, 2019, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United Kingdom) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United Kingdom) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of March 31, 2019, and the related condensed consolidated statements of comprehensive income, of cash flows and of changes in equity for the three-month period ended March 31, 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

May 2, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of 31 March 2018, and the related condensed consolidated statements of comprehensive income, of cash flows and of changes in equity for the three-month period ended 31 March 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

We previously audited, in accordance with the standards of the PCAOB, the consolidated balance sheet as of 31 December 2018, and the related consolidated statement of changes in equity, of comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated 26 February 2019, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of 31 December 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

London, UK

9 May 2018, except with respect to the reference to our opinion on the consolidated financial statements in the final paragraph, as to which the date is 26 February 2019

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JANUS HENDERSON GROUP PLC

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

Various risks, uncertainties, assumptions and factors that could cause future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors specified in the Group’s Annual Report on Form 10-K for the year ended December 31, 2018, and this Quarterly Report on Form 10-Q included under headings such as “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Janus Henderson Group plc”, and “Quantitative and Qualitative Disclosures about Market Risk”, and in other filings and furnishings made by the Company with the Securities and Exchange Commission (“SEC”) from time to time. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. Forward-looking statements by their nature address matters that are, to different degrees, subject to numerous assumptions and known and unknown risks and uncertainties, which change over time and are beyond the control of the Company and its management. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any duty and does not undertake to update forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, should circumstances change, nor does the Company intend to do so, except as otherwise required by securities and other applicable laws and regulations.

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

JHG’s Officer Code of Ethics for Chief Executive Officer and Senior Financial Officers (including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Risk, and Nominating and Corporate Governance committees) are available on the Investor Relations section of JHG’s website (http://www.snl.com/irw/corporateprofile/4147331). Any future amendments to or waivers of the Officer Code will be posted to the Investor Relations section of JHG’s website.

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

FIRST QUARTER 2019 SUMMARY

First Quarter 2019 Highlights

•	Long-term investment performance is strong with 69% and 74% of AUM outperforming benchmarks on a three- and five-year basis, respectively, as of March 31, 2019.

•	AUM increased to $357.3 billion, up 8.8% from the year ended December 31, 2018, due to positive markets and foreign currency translation, partially offset by net outflows.

•	First quarter 2019 diluted earnings per share was $0.48, or $0.56 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

•	On February 4, 2019, the Board declared a $0.36 per share dividend for the first quarter of 2019.

•	During the quarter ended March 31, 2019, the Group acquired 1,258,443 shares of its common stock for $30.9 million.

Financial Summary

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the first quarter of 2019 was $519.3 million, a decrease of $68.4 million, or (12%), from the first quarter of 2018. Average AUM decreased by 7%, driving a decrease in management fees during the first quarter of 2019, compared to the same period in 2018.

Total operating expenses for the first quarter of 2019 were $394.8 million, a decrease of $16.7 million, or (4%), compared to operating expenses in the first quarter of 2018. The decrease was primarily driven by a decrease in distribution expenses due to lower average AUM during the quarter ended March 31, 2019, compared to the same period in the prior year.

Operating income for the first quarter of 2019 was $124.5 million, a decrease of $51.7 million, or (29%), compared to the first quarter of 2018. The Group’s operating margin was 24.0% in the first quarter of 2019 compared to 30.0% in the first quarter of 2018.

Net income attributable to JHG in the first quarter of 2019 was $94.1 million, a decrease of $71.1 million, or (43%), compared to the same period in 2018, due to the revenue and operating expense explanations above. In addition, other non-operating income (expenses), net decreased $42.8 million from the first quarter of 2018, primarily due to fair value adjustments related to the Dai-ichi options and a gain on the sale of the Group’s back-office and middle-office functions in the U.S., which were both recognized in the first quarter of 2018.

The Group’s ordinary dividend in respect of the first quarter of 2019 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2019:

Percentage of assets under management outperforming benchmark	1 year	3 years	5 years
Equities	64%	69%	77%
Fixed Income	58%	92%	89%
Quantitative Equities	15%	14%	12%
Multi-Asset	88%	91%	91%
Alternatives	89%	98%	100%
Total Group	60%	69%	74%

Assets Under Management

The Group’s AUM as of March 31, 2019, was $357.3 billion, an increase of $28.8 billion, or 8.8%, from December 31, 2018, driven primarily by positive market movements of $34.9 billion and favorable foreign currency translation of $1.3 billion. This increase was partially offset by net redemptions of $7.4 billion.

JHG’s non-USD AUM is primarily denominated in Great British pound (“GBP”), euro (“EUR”) and Australian dollar (“AUD”). During the three months ended March 31, 2019, the USD weakened against the GBP and AUD and strengthened against the EUR. As of March 31, 2019, approximately 32% of the Group’s AUM was non-USD-denominated, resulting in a net favorable currency effect, particularly in products exposed to GBP.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within AUM as JHG is not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $2.6 billion and $2.2 billion as of March 31, 2019, and December 31, 2018, respectively. VelocityShares index product assets not included within AUM totaled $2.1 billion and $1.7 billion as of March 31, 2019, and December 31, 2018, respectively.

Asset and flows by capability for the three months ended March 31, 2019 and 2018, are as follows (in billions):

	Closing AUM						Closing AUM
	December 31,			Net sales			March 31,
	2018	Sales	Redemptions (1)	(redemptions)	Markets	FX (2)	2019
By capability
Equities	$167.6	$6.9	$(9.8)	$(2.9)	$23.7	$0.4	$188.8
Fixed Income	72.4	4.9	(7.7)	(2.8)	2.2	0.7	72.5
Quantitative Equities	44.3	0.7	(1.7)	(1.0)	6.3	—	49.6
Multi-Asset	30.2	2.2	(1.5)	0.7	2.4	0.1	33.4
Alternatives	14.0	0.9	(2.3)	(1.4)	0.3	0.1	13.0
Total	$328.5	$15.6	$(23.0)	$(7.4)	$34.9	$1.3	$357.3

	Closing AUM						Closing AUM
	December 31,			Net sales			March 31,
	2017	Sales	Redemptions (1)	(redemptions)	Markets	FX (2)	2018
By capability
Equities	$189.7	$9.9	$(11.7)	$(1.8)	$1.4	$1.4	$190.7
Fixed Income	80.1	5.3	(5.6)	(0.3)	(0.6)	0.8	80.0
Quantitative Equities	49.9	1.7	(1.4)	0.3	0.1	0.1	50.4
Multi-Asset	31.6	1.3	(1.2)	0.1	(0.3)	0.4	31.8
Alternatives	19.5	1.5	(2.5)	(1.0)	—	0.5	19.0
Total	$370.8	$19.7	$(22.4)	$(2.7)	$0.6	$3.2	$371.9

(1)	Redemptions include the impact of client transfers, which could cause a positive balance on occasion.

(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of March 31, 2019 (in billions):

Closing AUM
By client type	March 31, 2019
Intermediary	$155.2
Institutional	138.7
Self-directed	63.4
Total	$357.3

Closing AUM
By client location	March 31, 2019
North America	$192.2
EMEA & LatAm	108.6
Asia-Pacific	56.5
Total	$357.3

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

When a readily ascertainable market value does not exist for an investment, the fair value is calculated using a variety of methodologies. These methodologies include, but are not limited to: the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors; comparable securities or relevant indices; recent financing rounds; revenue multiples; or a combination thereof. Judgment is used to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. The Fair Value Pricing Committee is responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

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

In other cases, the sub-administrators and the Group perform a number of procedures to validate the pricing received from third-party providers. For actively traded equity securities, prices are received daily from both a primary and secondary vendor. For fixed income securities, prices are received daily from both a primary and secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant day-to-day price changes require additional research, which may include a review of all news pertaining to the issue and issuer, and any corporate actions. All fixed income prices are reviewed by JHG’s fixed income trading desk to incorporate market activity information available to JHG’s traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

JHG leverages the expertise of its fund management teams across the business to cross-invest assets and create value for its clients. Where cross investment occurs, assets and flows are identified and the duplication is removed.

Results of Operations

Foreign currency translation will impact the expense analysis throughout the Results of Operations section. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP strengthened against the USD during the three months ended March 31, 2019, compared to the same period in 2018. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the fund.

Revenue

	Three months ended
	March 31,
	2019	2018
Revenue (in millions):
Management fees	$441.9	$502.9
Performance fees	(5.6)	(3.9)
Shareowner servicing fees	35.9	38.4
Other revenue	47.1	50.3
Total revenue	$519.3	$587.7

Management fees

Management fees decreased by $61.0 million, or (12%), during the three months ended March 31, 2019, compared to the same period in 2018. Net outflows, a decrease in average AUM due to unfavorable markets and unfavorable foreign currency translation decreased management fees by $32.0 million, $19.1 million and $11.8 million, respectively, during the quarter ended March 31, 2019, compared to the same period in the prior year.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended
	March 31,
	2019	2018
Performance fees (in millions):
SICAVs	$—	$1.0
Offshore absolute return	—	0.4
Segregated mandates	3.3	2.5
Mutual funds	(8.9)	(7.8)
Other	—	—
Total performance fees	$(5.6)	$(3.9)

For the three months ended March 31, 2019, performance fees decreased $1.7 million compared to the same period in 2018. The decrease for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to a decline in mutual fund performance in relation to the benchmarks.

Shareowner servicing fees

Shareowner servicing fees is primarily composed of U.S. mutual fund servicing fees. For the three months ended March 31, 2019, shareowner servicing fees decreased $2.5 million, compared to the same period in 2018, primarily due to a decrease in average AUM.

Other revenue

Other revenue decreased by $3.2 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a decrease in average AUM and unfavorable foreign currency translation.

Operating Expenses

	Three months ended
	March 31,
	2019	2018
Operating expenses (in millions):
Employee compensation and benefits	$145.0	$146.7
Long-term incentive plans	48.4	40.0
Distribution expenses	101.9	117.3
Investment administration	11.8	11.4
Marketing	7.5	8.5
General, administrative and occupancy	65.2	72.2
Depreciation and amortization	15.0	15.4
Total operating expenses	$394.8	$411.5

Employee compensation and benefits

During the three months ended March 31, 2019, employee compensation and benefits decreased $1.7 million compared to the same period in 2018, primarily due to lower headcount and favorable foreign currency translation during the first quarter of 2019, which contributed $3.9 million and $3.9 million to the decrease, respectively. These decreases are partially offset by an increase in fixed staff compensation due to annual increases in pay, temporary staffing charges and bonus pool accruals of $1.6 million, $1.5 million and $1.1 million, respectively.

Long-term incentive plans

Long-term incentive plans increased by $8.4 million during the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to $7.0 million in new awards (net of the vesting of awards granted in prior years) and a $4.2 million fair value adjustment related to mutual fund awards. These increases were partially offset by favorable foreign currency translation of $1.1 million during the three months ended March 31, 2019.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased $15.4 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a decrease in average AUM.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased $0.4 million during the three months ended March 31, 2019, compared to the same period in 2018. An increase in the volume of costs was partially offset by favorable foreign currency translation.

Marketing

Marketing expenses for the three months ended March 31, 2019, decreased by $1.0 million compared to the same period in 2018. The decrease was primarily due to favorable foreign currency translation and a decrease in marketing events during the first quarter of 2019, compared to the same period in 2018.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $7.0 million during the three months ended March 31, 2019, compared to the same period in 2018. The decrease is primarily due to a $12.2 million decrease in legal and other professional fees, largely due to the outcome of a court case, which unfavorably impacted the three-month

2018 period, and favorable foreign currency translation of $2.2 million, partially offset by a $4.9 million impairment of a sub-leased ROU operating asset during the first quarter of 2019.

Depreciation and amortization

Depreciation and amortization expenses decreased by $0.4 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the retirement of fixed assets during 2018.

Non-Operating Income and Expenses

	Three months ended
	March 31,
	2019	2018
Non-operating income and expenses (in millions):
Interest expense	$(4.1)	$(3.8)
Investment gains (losses), net	13.3	(0.7)
Other non-operating income (expenses), net	(3.9)	38.9
Income tax provision	(29.9)	(47.4)

Interest expense

Interest expense increased by $0.3 million during the three months ended March 31, 2019, compared to the equivalent period in 2018. There were no significant items driving the increase in interest expense.

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2019 and 2018, are as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$8.2	$(0.8)
Other	5.1	0.1
Investment gains (losses), net	$13.3	$(0.7)

Investment gains (losses), net moved favorably by $14.0 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to fair value adjustments in relation to the Group’s consolidated VIEs, other seeded investment products and mutual fund awards.

Other non-operating income, net

Other non-operating income (expenses), net decreased $42.8 million during the three months ended March 31, 2019, compared to the same period in 2018. The decrease in other non-operating income, net was partially driven by fair value adjustments related to the Dai-ichi options, which benefited other non-operating income, net by $22.8 million during the three-month period ended March 31, 2018, compared to the same period in 2019. The decrease was also due to a $22.3 million gain recognized during the first quarter 2018, on the sale of the Group’s back-office, middle-office and custody functions in the U.S.

Income tax provision

The Group’s effective tax rates for the three months ended March 31, 2019 and 2018, are as follows:

	Three months ended
	March 31,
	2019	2018
Effective tax rate	23.0%	22.5%

The increase in the effective tax rate for the three months ended March 31, 2019, compared to the same period in 2018 is primarily due to an increase in non-deductible compensation related expenses.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, in the opinion of JHG management, the profitability of the Group and its ongoing operations is best evaluated using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three-month periods ended March 31, 2019 and 2018 (in millions, except per share and operating margin data):

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
Reconciliation of revenue to adjusted revenue
Revenue	$519.3	$587.7
Distribution expenses (1)	(101.9)	(117.3)
Adjusted revenue	$417.4	$470.4
Reconciliation of operating income to adjusted operating income
Operating income	$124.5	$176.2
Employee compensation and benefits (2)(6)	4.3	2.9
Long-term incentive plans (2)	(0.2)	0.1
Marketing (2)	—	0.1
General, administrative and occupancy (2)(6)	7.4	2.1
Depreciation and amortization (3)	7.4	7.4
Adjusted operating income	$143.4	$188.8
Operating margin (4)	24.0%	30.0%
Adjusted operating margin (5)	34.4%	40.1%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$94.1	$165.2
Employee compensation and benefits (2)(6)	4.3	2.9
Long-term incentive plans (2)	(0.2)	0.1
Marketing (2)	—	0.1
General, administrative and occupancy (2)(6)	7.4	2.1
Depreciation and amortization (3)	7.4	7.4
Interest expense (6)	0.9	0.7
Other non-operating income (expenses), net (6)	0.4	(44.8)
Income tax provision (7)	(4.3)	9.9
Adjusted net income attributable to JHG	110.0	143.6
Less: allocation of earnings to participating stock-based awards	(2.8)	(3.6)
Adjusted net income attributable to JHG common shareholders	$107.2	$140.0
Weighted-average common shares outstanding — diluted (two class)	192.5	196.9
Diluted earnings per share (two class) (8)	$0.48	$0.82
Adjusted diluted earnings per share (two class) (9)	$0.56	$0.71

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

(2)

Adjustments primarily represent integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. JHG management believes these costs do not represent the ongoing operations of the Group.

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

(6)

Adjustments for the three months ended March 31, 2019, primarily represent increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting and deferred consideration costs associated with acquisitions prior to the Merger. Adjustments for the three months ended March 31, 2018, include the gain on the sale of JHG’s back-office, middle-office and custody function in the U.S. to BNP Paribas, fair value movement on options issued to Dai-ichi in addition to the same adjustments affecting the three-month 2019 period. JHG management believes these costs do not represent the ongoing operations of the Group.

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

Quarterly analysis

The following provides analysis of the Group’s adjusted revenue and adjusted operating expense for the three-month period ended March 31, 2019, as compared to adjusted revenue and adjusted operating expense for the three-month period ended March 31, 2018 (in millions):

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Adjusted revenue	$417.4	$470.4
Adjusted operating expense	$274.0	$281.6

Adjusted revenue decreased by $53.0 million, or (11%), primarily due to a $61.0 million decrease in management fees driven by lower average AUM, partially offset by a $15.4 million decrease in distribution expenses. Adjusted operating expenses decreased by $7.6 million, or (3%), primarily due to a $12.5 million decrease in general, administrative and occupancy, and a $3.1 million decrease in employee compensation and benefits, partially offset by an $8.8 million increase in long-term incentive plan expense.

The following is a reconciliation of revenue and operating expense to adjusted revenue and adjusted operating expense, respectively, for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Reconciliation of revenue to adjusted revenue
Revenue	$519.3	$587.7
Distribution expenses(1)	(101.9)	(117.3)
Adjusted revenue	$417.4	$470.4

Reconciliation of operating expense to adjusted operating expense
Operating expense	$394.8	$411.5
Employee compensation and benefits(2)	(4.3)	(2.9)
Long-term incentive plans(2)	0.2	(0.1)
Distribution expenses(1)	(101.9)	(117.3)
Marketing(2)	—	(0.1)
General, administrative and occupancy(2)	(7.4)	(2.1)
Depreciation and amortization(3)	(7.4)	(7.4)
Adjusted operating expense	$274.0	$281.6

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

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of March 31, 2019, and December 31, 2018 (in millions):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents held by the Group	$716.9	$879.0
Investment securities held by the Group	$261.5	$277.9
Fees and other receivables	$300.2	$309.2
Debt	$318.4	$319.1

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

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA-supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £282.3 million ($359.5 million), resulting in capital above the regulatory group’s regulatory requirement of £133.6 million ($170.2 million) as of December 31, 2018, based on internal calculations and excluding unaudited current year profits. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On February 4, 2019, the Board approved JHG commencing a new on-market share buyback program in 2019. The Group intends to spend up to $200 million to buy its ordinary shares on the New York Stock Exchange (“NYSE”) and its CHESS depository interests (“CDIs”) on the Australian Securities Exchange (“ASX”) for its share buyback program that is expected to be completed within 12 months of the commencement date. On March 5, 2019, JHG commenced the on-market share buyback program. The Group purchased 1,258,443 shares of common stock for $30.9 million in the first quarter of 2019. Of the shares purchased, 1,184,443 shares were cancelled in the first quarter 2019 and the remaining 74,000 shares will be cancelled in the second quarter 2019.

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on market or by the issue of ordinary shares. The Group purchased 1,572,962 shares at an average price of $23.39 in satisfaction of employee awards and entitlements during the three months ended March 31, 2019.

Dividends

The payment of cash dividends is within the discretion of the Group’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2019, were as follows:

Dividend		Dividends paid
per share	Date declared	(in millions)	Date paid
$ 0.36	February 4, 2019	$69.7	February 26, 2019

On May 2, 2019, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on May 29, 2019, to shareholders of record at the close of business on May 13, 2019.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of March 31, 2019, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech noncontrolling interests, and contingent consideration related to the acquisitions of Geneva, Perennial and Kapstream. JHG expects to fund its long-term commitments with existing cash, with cash generated from operations or by accessing capital and credit markets as necessary.

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

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial and Kapstream contingent consideration are summarized below (in millions):

	As of March 31, 2019
	Geneva	Perennial	Kapstream
Maximum amount payable	$61.3	$37.3	$13.9

Fair value included in:
Accounts payable and accrued liabilities	$—	$11.0	$12.9
Other non-current liabilities	25.9	—	—
Total fair value	$25.9	$11.0	$12.9

	As of December 31, 2018
	Geneva	Perennial	Kapstream
Maximum amount payable	$61.3	$42.2	$27.5

Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.8
Other non-current liabilities	25.3	9.9	12.3
Total fair value	$25.3	$9.9	$26.1

Refer to Item 1, Note 4 – Fair Value Measurements for a detailed discussion of contingent consideration.

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a surplus of $15.6 million (£12.0 million).

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

Other Sources of Liquidity

At March 31, 2019, JHG had a $200 million unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

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

Cash Flows

A summary of cash flow data for the three months ended March 31, 2019 and 2018, is as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Cash flows provided by (used for):
Operating activities	$(34.7)	$61.7
Investing activities	51.3	11.6
Financing activities	(198.3)	(208.2)
Effect of exchange rate changes on cash and cash equivalents	5.0	6.1
Net change in cash and cash equivalents	(176.7)	(128.8)
Cash balance at beginning of year	916.6	794.2
Cash balance at end of year	$739.9	$665.4

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2019 and 2018, is as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Purchases and sales of investment securities, net	$19.3	$17.1
Purchases and sales of securities by consolidated investment products, net	46.1	(38.4)
Property, equipment and software	(7.5)	(6.5)
Proceeds from BNP Paribas transaction, net	—	36.5
Cash received (paid) on settled hedges, net	(7.4)	2.9
Other	0.8	—
Cash provided by investing activities	$51.3	$11.6

Cash inflows from investing activities were $51.3 million and $11.6 million during the three months ended March 31, 2019 and 2018, respectively. Cash provided by investing activities during the three months ended March 31, 2019, was primarily due to net sales of investment securities partially offset by purchases of equipment and software, and net cash paid on settled hedges.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2019 and 2018, is as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Dividends paid to shareholders	$(69.7)	$(63.1)
Repayment of long-term debt	—	(81.6)
Third-party sales (redemptions) in consolidated seeded investment products, net	(46.1)	38.4
Purchase of common stock for stock-based compensation plans	(37.1)	(82.7)
Purchase of common stock as part of share buyback program	(30.9)	—
Payment of contingent consideration	(14.1)	(18.8)
Other	(0.4)	(0.4)
Cash used for financing activities	$(198.3)	$(208.2)

Cash outflows from financing activities were $198.3 million and $208.2 million in the three months ended March 31, 2019 and 2018, respectively. Cash outflows during the three months ended March 31, 2019, were primarily due to dividends paid to shareholders and to the purchase of common stock for stock-based compensation awards and for the share buyback program.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Group has had no material changes in its exposures to market risks from that previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.   Controls and Procedures

As of March 31, 2019, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, JHG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 — Commitments and Contingencies.

Item 1A.  Risk Factors

The Group has had no material changes in its risk factors from those previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On February 4, 2019, the Board approved JHG commencing a new on-market share buyback program in 2019. The Group intends to spend up to $200 million to buy its ordinary shares on the NYSE and its CDIs on the ASX for its share buyback program that is expected to be completed within 12 months of the commencement date. On March 5, 2019, JHG commenced the on-market share buyback program. The Group purchased 1,258,443 shares of common stock for $30.9 million in the first quarter of 2019. Of the shares purchased, 1,184,443 shares were cancelled in the first quarter of 2019 and the remaining 74,000 shares will be cancelled in the second quarter of 2019.

During the first quarter of 2019, JHG purchased 1,572,962 shares on-market for $37.1 million for the annual share grants associated with the 2018 variable compensation, which is not connected with the above Board approval.

Some of the Group’s executives and employees receive rights over JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on-market or by the issue of ordinary shares.

The following table presents JHG ordinary shares purchased on-market by month during the three months ended March 31, 2019, in connection with the share buyback program and in satisfaction of employee awards and entitlements.

	Total		Total number of shares	Approximate U.S. Dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	30,777	$22.39	—	—
February	1,531,114	23.40	—	$ 200
March	1,269,514	24.53	1,258,443	$ 169
Total	2,831,405	$23.89	1,258,443

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

10.19.9	Third Amended and Restated Employee Stock Purchase Plan, effective April 1, 2019, is attached to this Quarterly Report on Form 10-Q as Exhibit 10.19.9

15.1	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.1

15.2	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.2

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Insurance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

JANUS HENDERSON GROUP plc

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.19.9	Third Amended and Restated Employee Stock Purchase Plan, effective April 1, 2019, is attached to this Quarterly Report on Form 10-Q as Exhibit 10.19.9	10

15.1	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.1	15

15.2	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.2	15

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Insurance Document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)