Form 10-Q
period 2019-09-30
JANUS HENDERSON GROUP PLC
filed 2019-10-30
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 187,486,613 shares of the Group’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$736.3	$880.4
Investment securities	224.3	291.8
Fees and other receivables	303.2	309.2
OEIC and unit trust receivables	261.5	144.4
Assets of consolidated VIEs:
Cash and cash equivalents	37.4	36.2
Investment securities	359.9	282.7
Other current assets	7.0	5.0
Other current assets	96.7	69.4
Total current assets	2,026.3	2,019.1
Non-current assets:
Property, equipment and software, net	74.4	69.5
Intangible assets, net	3,063.7	3,123.3
Goodwill	1,454.7	1,478.0
Retirement benefit asset, net	204.6	206.5
Other non-current assets	142.2	15.5
Total assets	$6,965.9	$6,911.9

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$246.6	$233.2
Current portion of accrued compensation, benefits and staff costs	254.8	345.4
OEIC and unit trust payables	260.2	143.3
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	7.0	6.5
Total current liabilities	768.6	728.4

Non-current liabilities:
Accrued compensation, benefits and staff costs	50.3	54.7
Long-term debt	316.9	319.1
Deferred tax liabilities, net	717.7	729.9
Retirement benefit obligations, net	3.5	3.7
Other non-current liabilities	148.1	79.2
Total liabilities	2,005.1	1,915.0

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	216.2	136.1

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 187,486,613 and 196,412,764 shares issued and outstanding, respectively)	281.2	294.6
Additional paid-in-capital	3,815.8	3,824.5
Treasury shares (3,733,033 and 4,523,802 shares held, respectively)	(144.1)	(170.8)
Accumulated other comprehensive loss, net of tax	(481.2)	(423.5)
Retained earnings	1,250.4	1,314.5
Total shareholders’ equity	4,722.1	4,839.3
Nonredeemable noncontrolling interests	22.5	21.5
Total equity	4,744.6	4,860.8
Total liabilities, redeemable noncontrolling interests and equity	$6,965.9	$6,911.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Management fees	$446.2	$498.7	$1,334.5	$1,495.1
Performance fees	1.4	(6.0)	(0.7)	3.6
Shareowner servicing fees	39.3	40.2	113.5	117.3
Other revenue	49.1	48.3	143.9	145.3
Total revenue	536.0	581.2	1,591.2	1,761.3
Operating expenses:
Employee compensation and benefits	147.9	159.5	439.4	457.2
Long-term incentive plans	42.2	61.1	139.8	156.3
Distribution expenses	102.8	112.3	306.2	344.3
Investment administration	11.2	12.2	34.1	35.3
Marketing	5.5	7.1	21.1	25.1
General, administrative and occupancy	67.6	59.9	200.5	191.3
Depreciation and amortization	15.2	20.8	63.5	52.0
Total operating expenses	392.4	432.9	1,204.6	1,261.5
Operating income	143.6	148.3	386.6	499.8
Interest expense	(3.5)	(4.0)	(11.8)	(11.7)
Investment gains (losses), net	4.0	(8.3)	22.1	(25.6)
Other non-operating income, net	4.7	2.3	29.3	55.1
Income before taxes	148.8	138.3	426.2	517.6
Income tax provision	(35.7)	(33.2)	(100.9)	(118.8)
Net income	113.1	105.1	325.3	398.8
Net loss (income) attributable to noncontrolling interests	(1.0)	6.1	(9.7)	18.2
Net income attributable to JHG	$112.1	$111.2	$315.6	$417.0

Earnings per share attributable to JHG common shareholders:
Basic	$0.58	$0.55	$1.62	$2.08
Diluted	$0.58	$0.55	$1.62	$2.07
Other comprehensive income, net of tax:
Foreign currency translation losses	$(57.7)	$(22.6)	$(58.2)	$(74.6)
Other comprehensive loss attributable to noncontrolling interests	0.5	0.3	0.5	1.1
Other comprehensive loss attributable to JHG	$(57.2)	$(22.3)	$(57.7)	$(73.5)
Total comprehensive income	$55.4	$82.5	$267.1	$324.2
Total comprehensive loss (income) attributable to noncontrolling interests	(0.5)	6.4	(9.2)	19.3
Total comprehensive income attributable to JHG	$54.9	$88.9	$257.9	$343.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Nine months ended
	September 30,
	2019	2018
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$325.3	$398.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.5	52.0
Impairment of intangible asset	18.0	—
Deferred income taxes	(6.0)	—
Stock-based compensation plan expense	56.7	64.5
Impairment of ROU operating asset	4.7	—
Investment (gains) losses, net	(22.1)	25.6
Contingent consideration fair value adjustment	(20.0)	—
Contributions to pension plans in excess of costs recognized	(5.0)	(13.2)
Gain from BNP Paribas transaction	—	(22.3)
Dai-ichi option fair value adjustments	—	(26.8)
Other, net	(10.5)	(2.6)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(0.2)	(2.6)
Other assets	1.1	109.9
Other accruals and liabilities	(131.3)	(155.8)
Net operating activities	256.2	427.5
Investing activities:
Proceeds from (purchase of):
Investment securities, net	81.0	38.1
Property, equipment and software	(23.2)	(17.6)
Investment securities by consolidated seeded investment products, net	(65.1)	25.6
Proceeds from BNP Paribas transaction, net	—	36.5
Cash received (paid) on settled hedges, net	(19.3)	1.0
Dividends received from equity-method investments	0.5	—
Proceeds from sale of Volantis	1.5	4.3
Net investing activities	(24.6)	87.9
Financing activities:
Proceeds from stock-based compensation plans	—	0.4
Purchase of common stock for stock-based compensation plans	(38.8)	(85.2)
Purchase of common stock for share buyback program	(187.4)	(49.9)
Dividends paid to shareholders	(206.1)	(205.9)
Repayment of long-term debt	—	(95.3)
Payment of contingent consideration	(14.1)	(22.8)
Distributions to noncontrolling interests	(0.9)	(3.6)
Third-party sales in consolidated seeded investment products, net	65.1	(25.6)
Principal payments under capital lease obligations	(0.8)	(1.1)
Net financing activities	(383.0)	(489.0)
Cash and cash equivalents:
Effect of foreign exchange rate changes	8.5	(24.5)
Net change	(142.9)	1.9
At beginning of period	916.6	794.2
At end of period	$773.7	$796.1
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.8
Cash paid for income taxes, net of refunds	$143.7	$143.9
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$736.3	$754.8
Cash and cash equivalents held in consolidated VIEs	37.4	41.3
Total cash and cash equivalents	$773.7	$796.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

Nine Months Ended September 30, 2019					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2019	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8
Net income	—	—	—	—	—	315.6	1.5	317.1
Other comprehensive loss	—	—	—	—	(57.7)	—	—	(57.7)
Dividends paid to shareholders	—	—	0.1	—	—	(206.2)	—	(206.1)
Share buyback program	(8.9)	(13.4)	—	—	—	(174.0)	—	(187.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.5	—	0.5
Purchase of common stock for stock-based compensation plans	—	—	(33.9)	(4.9)	—	—	—	(38.8)
Vesting of stock-based compensation plans	—	—	(31.6)	31.6	—	—	—	—
Stock-based compensation plan expense	—	—	56.7	—	—	—	—	56.7
Balance at September 30, 2019	187.5	$281.2	$3,815.8	$(144.1)	$(481.2)	$1,250.4	$22.5	$4,744.6

Nine Months Ended September 30, 2018					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2018	200.4	$300.6	$3,842.9	$(155.8)	$(304.3)	$1,154.1	$38.2	$4,875.7
Net income	—	—	—	—	—	417.0	(8.4)	408.6
Other comprehensive loss	—	—	—	—	(73.5)	—	—	(73.5)
Dividends paid to shareholders	—	—	0.1	—	—	(201.1)	—	(201.0)
Share buyback program	(1.8)	(2.7)	—	—	—	(47.2)	—	(49.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.2)	(3.2)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.1	—	0.1
Redemptions of convertible debt	—	—	(38.0)	—	—	—	—	(38.0)
Purchase of common stock for stock-based compensation plans	—	—	(37.3)	(47.9)	—	—	—	(85.2)
Vesting of stock-based compensation plans	—	—	(32.5)	32.5	—	—	—	—
Stock-based compensation plan expense	—	—	64.5	—	—	—	—	64.5
Proceeds from stock-based compensation plans	—	—	0.4	—	—	—	—	0.4
Balance at September 30, 2018	198.6	$297.9	$3,800.1	$(171.2)	$(377.8)	$1,322.9	$26.6	$4,898.5

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

The Group adopted the new standard effective January 1, 2019, using the modified retrospective approach. Comparative prior periods were not adjusted upon adoption as the Group utilized the practical expedients available under the guidance. Specifically, the Group did not (i) reassess existing contracts for embedded leases, (ii) reassess existing lease agreements for finance or operating classification, or (iii) reassess existing lease agreements in consideration of initial direct costs.

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

Implementation Costs — Cloud Computing Arrangements

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. Early adoption is permitted. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. The Group is evaluating the effect of adopting this new accounting standard and anticipates adopting the standard on a prospective basis.

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

JHG’s consolidated variable interest entities (“VIEs”) as of September 30, 2019, and December 31, 2018, include certain consolidated seeded investment products in which the Group has an investment and acts as the investment manager. The assets of these VIEs are not available to JHG or the creditors of JHG. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in its operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of the Group.

Unconsolidated Variable Interest Entities

At September 30, 2019, and December 31, 2018, JHG’s carrying values of investment securities included on JHG’s Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs were $3.5 million and $3.1 million, respectively. JHG’s total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on JHG’s Condensed Consolidated Balance Sheets, including JHG’s net interest in these products (in millions):

	September 30,	December 31,
	2019	2018
Investment securities	$8.7	$13.9
Cash and cash equivalents	0.1	1.4
Other current assets	0.1	0.1
Accounts payable and accrued liabilities	(0.1)	(0.1)
Total	8.8	15.3
Redeemable noncontrolling interests in consolidated VREs	(3.9)	(6.0)
JHG's net interest in consolidated VREs	$4.9	$9.3

JHG’s total exposure to consolidated VREs represents the value of its economic ownership interest in these seeded investment products. JHG may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in its operating activities or for any other purpose.

Unconsolidated Voting Rights Entities

At September 30, 2019, and December 31, 2018, JHG’s carrying values of investment securities included on JHG’s Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs were $20.4 million and $50.7 million, respectively. JHG’s total exposure to unconsolidated VREs represents the value of its economic ownership interest in the investment securities.

Note 3 — Investment Securities

JHG’s investment securities as of September 30, 2019, and December 31, 2018, are summarized as follows (in millions):

	September 30,	December 31,
	2019	2018
Seeded investment products:
Consolidated VIEs	$359.9	$282.7
Consolidated VREs	8.7	13.9
Unconsolidated VIEs and VREs	23.9	53.8
Separate accounts	58.8	71.6
Pooled investment funds	10.5	25.5
Total seeded investment products	461.8	447.5
Investments related to deferred compensation plans	117.0	120.3
Other investments	5.4	6.7
Total investment securities	$584.2	$574.5

Trading Securities

Net unrealized gains (losses) on investment securities held as of the three and nine months ended September 30, 2019 and 2018, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Unrealized gains (losses) on investment securities held at period end	$4.1	$(4.1)	$19.8	$(25.6)

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

JHG was party to the following derivative instruments as of September 30, 2019, and December 31, 2018 (in millions):

	Notional Value
	September 30, 2019	December 31, 2018
Futures	$112.5	$147.1
Credit default swaps	96.2	133.2
Total return swaps	81.9	77.2
Foreign currency forward contracts	161.6	131.8

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

The Group recognized the following foreign currency translation losses on hedged seed investments denominated in currencies other than the Group’s functional currency and gains associated with foreign currency forward contracts under net investment hedge accounting for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign currency translation	$(3.0)	$(1.2)	$(3.9)	$(5.0)
Foreign currency forward contracts	3.0	1.2	3.9	5.0
Total	$—	$—	$—	$—

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

JHG’s consolidated seeded investment products were party to the following derivative instruments as of September 30, 2019, and December 31, 2018 (in millions):

	Notional Value
	September 30, 2019	December 31, 2018
Futures	$69.2	$267.8
Contracts for differences	10.9	8.7
Credit default swaps	0.9	6.2
Total return swaps	33.5	23.7
Interest rate swaps	17.0	61.5
Options	1.6	9.6
Swaptions	—	8.3
Foreign currency forward contracts	239.0	154.9

As of September 30, 2019, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of September 30, 2019, and December 31, 2018, the notional values of the agreements totaled $2.2 million and $3.9 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of September 30, 2019, and December 31, 2018, the fair value of the credit default swap contracts selling protection was nil and $0.1 million, respectively.

Investment Gains (Losses), Net

Investment gains (losses), net on JHG’s Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Seeded investment products and derivatives, net	$0.9	$(14.2)	$12.5	$(32.4)
Other	3.1	5.9	9.6	6.8
Investment gains (losses), net	$4.0	$(8.3)	$22.1	$(25.6)

Cash Flows

Cash flows related to investment securities for the nine months ended September 30, 2019 and 2018, are summarized as follows (in millions):

	Nine months ended September 30,
	2019		2018
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities	$(380.9)	$315.8	$(24.9)	$88.6

Note 4 — Fair Value Measurements

The following table presents assets, liabilities and redeemable noncontrolling interests presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2019 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$235.6	$—	$—	$235.6
Investment securities:
Consolidated VIEs	137.2	207.3	15.4	359.9
Other investment securities	167.3	57.0	—	224.3
Total investment securities	304.5	264.3	15.4	584.2
Seed hedge derivatives	—	2.0	—	2.0
Volantis contingent consideration	—	—	3.0	3.0
Total assets	$540.1	$266.3	$18.4	$824.8
Liabilities:
Derivatives in consolidated seeded investment products	$—	$1.9	$—	$1.9
Seed hedge derivatives	—	2.7	—	2.7
Long-term debt (1)	—	328.8	—	328.8
Deferred bonuses	—	—	61.2	61.2
Contingent consideration	—	—	32.1	32.1
Total liabilities	$—	$333.4	$93.3	$426.7

Redeemable noncontrolling interests:
Consolidated seeded investment products	$—	$—	$201.5	$201.5
Intech	—	—	14.7	14.7
Total redeemable noncontrolling interests	$—	$—	$216.2	$216.2

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 1 Fair Value Measurements

JHG’s Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is determined by the underlying inputs used in the calculation of the net asset value (“NAV”) and the trading activity of each product.

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

Level 3 Fair Value Measurements

Investment Securities

As of September 30, 2019, and December 31, 2018, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of JHG’s material Level 3 assets included within consolidated VIEs as of September 30, 2019, and December 31, 2018, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of September 30, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$15.4	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	16.4
			Price-earnings ratio	27.7

			Significant
	Fair	Valuation	unobservable	Range
As of December 31, 2018	value	technique	inputs	(weighted-average)
Investment securities of consolidated VIEs	$19.2	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	18.5
			Price-earnings ratio	28.4

Contingent Consideration

The maximum amount payable and fair value of Geneva Capital Management LLC (“Geneva”), Perennial Fixed Interest Partners Pty Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) and Kapstream Capital Pty Limited (“Kapstream”) contingent consideration are summarized below (in millions):

	As of September 30, 2019
	Geneva	Perennial	Kapstream
Maximum amount payable	$52.2	$12.1	$13.6

Fair value included in:
Accounts payable and accrued liabilities	$—	$12.1	$13.2
Other non-current liabilities	6.8	—	—
Total fair value	$6.8	$12.1	$13.2

	As of December 31, 2018
	Geneva	Perennial	Kapstream
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.8
Other non-current liabilities	25.3	9.9	12.3
Total fair value	$25.3	$9.9	$26.1

Acquisition of Geneva

The consideration payable on the acquisition of Geneva in 2014 included two contingent tranches payable over six years. The fair value of the contingent consideration is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period and by determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecasted revenues, which factor in expected growth in assets under management (“AUM”) based on performance and industry trends.

A fair value adjustment due to a revised forecast resulted in a $20.0 million decrease to the liability during the nine months ended September 30, 2019. The adjustment was recorded in other non-operating income, net on JHG’s Condensed Consolidated Statements of Comprehensive Income. The remaining change in the liability is due to the unwind of the discount.

Acquisition of Perennial

The acquisition of Perennial included the earn-out payable in 2019. The earn-out has employee service conditions, is based on net management fee revenue and is accrued over the service period as compensation expense.

The fair value of the Perennial earn-out is calculated at each reporting date by forecasting Perennial net management fee revenues over the contingency period and determining whether the forecasted amounts meet the defined targets. The significant unobservable input used in the valuation is forecasted revenue. The earn-out criteria were achieved in September 2019 and the Group paid $12.1 million in October 2019.

Acquisition of Kapstream

The purchase of Kapstream was a step acquisition and the purchase of the second step (49%) had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by the Group, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration is payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. If Kapstream achieves the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018 and 2019, the first and second anniversary of the acquisition, Kapstream reached defined revenue targets, and the Group paid $15.3 million in February 2018 and $14.1 million in February 2019.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets. No fair value adjustment was necessary during the three and nine months ended September 30, 2019.

Disposal of Volantis

On April 1, 2017, the Group completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

The fair value of the Volantis contingent consideration is estimated at each reporting date by forecasting revenues over the contingency period of three years. Significant unobservable inputs used in the valuation are limited to forecasted revenues, which factor in expected growth in AUM based on performance and industry trends. Increases in forecasted revenue increase the fair value of the consideration, while decreases in forecasted revenue decrease the fair value. The forecasted share of revenues is then discounted back to the valuation date using a discount rate.

As of September 30, 2019, and December 31, 2018, the fair value of the Volantis contingent consideration was $3.0 million and $3.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in JHG products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

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

Changes in Fair Value

Changes in fair value of JHG’s Level 3 assets for the three and nine months ended September 30, 2019 and 2018, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning of period fair value	$19.1	$38.7	$23.1	$46.5
Disposals	—	(7.6)	—	(7.6)
Settlements	(0.3)	(2.1)	(1.5)	(4.3)
Movement recognized in net income	(0.2)	(3.0)	(3.1)	(8.3)
Movements recognized in other comprehensive income	(0.2)	(0.1)	(0.1)	(0.4)
End of period fair value	$18.4	$25.9	$18.4	$25.9

Changes in fair value of JHG’s individual Level 3 liabilities and redeemable noncontrolling interests for the three and nine months ended September 30, 2019 and 2018, were as follows (in millions):

	Three months ended September 30,
	2019			2018
			Redeemable				Redeemable
	Contingent	Deferred	noncontrolling	Contingent	Deferred	Dai-ichi	noncontrolling
	consideration	bonuses	interests	consideration	bonuses	option	interests
Beginning of period fair value	$31.8	$60.7	$153.6	$57.3	$64.3	$2.1	$177.8
Changes in ownership	—	—	58.4	—	—	—	(34.0)
Net movement in bonus deferrals	—	0.5	—	—	(0.5)	—	—
Fair value adjustments	—	—	(0.5)	6.3	—	(2.1)	(0.3)
Unrealized gains (losses)	1.1	—	5.1	—	—	—	(4.4)
Amortization of Intech appreciation rights	—	—	0.3	—	—	—	0.4
Distributions	—	—	(0.1)	(4.0)	—	—	—
Foreign currency translation	(0.8)	—	(0.6)	(0.5)	—	—	(0.3)
End of period fair value	$32.1	$61.2	$216.2	$59.1	$63.8	$—	$139.2

	Nine months ended September 30,
	2019			2018
			Redeemable				Redeemable
	Contingent	Deferred	noncontrolling	Contingent	Deferred	Dai-ichi	noncontrolling
	consideration	bonuses	interests	consideration	bonuses	option	interests
Beginning of period fair value	$61.3	$68.5	$136.1	$76.6	$64.7	$26.1	$190.3
Changes in ownership	—	—	72.6	—	—	—	(39.5)
Net movement in bonus deferrals	—	(7.3)	—	—	(0.9)	—	—
Fair value adjustments	(20.0)	—	(0.5)	8.1	—	(26.8)	(0.1)
Unrealized gains (losses)	5.9	—	8.1	—	—	—	(9.8)
Amortization of Intech appreciation rights	—	—	0.9	—	—	—	(0.2)
Distributions	(14.1)	—	(0.4)	(22.8)	—	—	(0.4)
Foreign currency translation	(1.0)	—	(0.6)	(2.8)	—	0.7	(1.1)
End of period fair value	$32.1	$61.2	$216.2	$59.1	$63.8	$—	$139.2

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

Note 5 — Goodwill and Intangible Assets

The following table presents movements in intangible assets and goodwill during the nine months ended September 30, 2019 and 2018 (in millions):

	December 31,			Foreign currency		September 30,
	2018	Amortization	Impairment	translation	Disposal	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$(18.0)	$(18.4)	$—	$2,459.1
Trademarks	380.8	—	—	(0.2)	—	380.6
Definite-lived intangible assets:
Client relationships	363.3	—	—	(2.6)	—	360.7
Accumulated amortization	(116.3)	(22.0)	—	1.6	—	(136.7)
Net intangible assets	$3,123.3	$(22.0)	$(18.0)	$(19.6)	$—	$3,063.7
Goodwill	$1,478.0	$—	$—	$(23.3)	$—	$1,454.7

	December 31,			Foreign currency		September 30,
	2017	Amortization	Impairment	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$(5.4)	$(28.3)	$—	$2,510.2
Trademarks	381.2	—	—	(0.3)	—	380.9
Definite-lived intangible assets:
Client relationships	369.4	—	—	(4.3)	—	365.1
Accumulated amortization	(89.7)	(22.2)	—	1.9	—	(110.0)
Net intangible assets	$3,204.8	$(22.2)	$(5.4)	$(31.0)	$—	$3,146.2
Goodwill	$1,533.9	$—	$—	$(29.3)	$(9.5)	$1,495.1

The Group recognized an $18.0 million impairment related to certain mutual fund investment management agreements during the second quarter 2019, due to lower than expected growth.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2019 (remainder of year)	$7.3
2020	29.3
2021	26.4
2022	17.9
2023	17.7
Thereafter	125.4
Total	$224.0

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

Balance Sheet

Operating and financing lease assets and liabilities on JHG’s Condensed Consolidated Balance Sheets as of September 30, 2019, consisted of the following (in millions):

Operating lease right-of-use assets:	September 30, 2019
Other non-current assets	$130.0

Operating lease liabilities:
Accounts payable and accrued liabilities	$24.6
Other non-current liabilities	124.7
Total operating lease liabilities	$149.3

Finance lease right-of-use assets:
Property and equipment, cost	$13.0
Accumulated depreciation	(11.9)
Property and equipment, net	$1.1

Finance lease liabilities
Accounts payable and accrued liabilities	$1.0
Other non-current liabilities	0.2
Total finance lease liabilities	$1.2

Statement of Comprehensive Income

The components of lease expense on JHG’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019, are summarized below (in millions):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost(1)	$6.6	$26.1

Finance lease cost:
Amortization of right-of-use asset(2)	$0.2	$0.8
Interest on lease liabilities(3)	—	—
Total finance lease cost	$0.2	$0.8

(1)	Included in general, administrative and occupancy on the Group’s Condensed Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization on the Group’s Condensed Consolidated Statements of Comprehensive Income.

(3)	Included in interest expense on the Group’s Condensed Consolidated Statements of Comprehensive Income.

The Group subleases certain office buildings in the UK and received $1.6 million and $5.2 million from the tenants during the three and nine months ended September 30, 2019, respectively. The Group recognized a $4.7 million impairment of a subleased ROU operating asset in the UK during the nine months ended September 30, 2019, as collection of rents under the sublease are uncertain. Also, the Group recognized a $0.5 million impairment of a U.S. operating lease during the nine months ended September 30, 2019, due to early termination of the lease.

Cash Flow Statement

Cash payments for operating and finance leases included in the Group’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019, consisted of the following (in millions):

Nine months ended
September 30, 2019
Operating cash flows from operating leases	$24.9
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$0.8

Non-cash lease transactions during the nine months ended September 30, 2019, included a $19.8 million ROU asset and corresponding lease liability for a UK property lease commenced in March 2019.

Supplemental Information

As of September 30, 2019, the Group has an additional operating lease for office space in the U.S. that has not yet commenced. The lease will commence in January 2020, with a lease term of 11 years. The future rent obligations associated with the lease are $8.4 million.

The weighted-average remaining lease term, weighted-average discount rate and future lease maturities are summarized below.

Weighted-average remaining lease term (in months):	September 30, 2019
Operating leases	82
Finance leases	16

Weighted-average discount rate:	September 30, 2019
Operating leases	4.6%
Finance leases	2.7%

Future lease obligations (in millions)	Operating leases	Finance leases
2019 (remainder of year)	$7.8	$0.3
2020	30.1	0.7
2021	27.7	0.1
2022	23.6	0.1
2023	21.9	—
Thereafter	64.7	—
Total lease payments	175.8	1.2
Less interest	26.5	—
Total	$149.3	$1.2

Note 7 — Debt

Debt as of September 30, 2019, and December 31, 2018, consisted of the following (in millions):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$316.9	$328.8	$319.1	$301.4

4.875% Senior Notes Due 2025

The Group’s 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of September 30, 2019, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2019, of $16.9 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on JHG’s Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Capital Group Inc. (“JCG”) in relation to the 2025 Senior Notes.

Credit Facility

At September 30, 2019, JHG had a $200 million, unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. JHG and its subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on JHG’s long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”); or in relation to any loan in Australian dollars (“AUD”), the benchmark rate for that currency. JHG is required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on JHG’s long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2019, JHG was in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 8 — Income Taxes

The Group’s effective tax rates for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective tax rate	24.0%	24.0%	23.7%	23.0%

The increase in the effective tax rate for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily due to an increase in non-deductible compensation-related expenses.

As of September 30, 2019, and December 31, 2018, JHG had $11.6 million and $12.4 million of unrecognized tax benefits held for uncertain tax positions, respectively. JHG estimates that the existing liability for uncertain tax positions could decrease by up to $0.1 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2019, and December 31, 2018, consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Consolidated seeded investment products	$201.5	$121.6
Intech:
Appreciation rights	11.7	10.9
Founding member ownership interests	3.0	3.6
Total redeemable noncontrolling interests	$216.2	$136.1

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Opening balance	$138.8	$163.0	$121.6	$174.9
Changes in market value	0.7	(4.5)	7.9	(10.1)
Changes in ownership	62.6	(34.0)	72.6	(39.5)
Foreign currency translation	(0.6)	(0.3)	(0.6)	(1.1)
Closing balance	$201.5	$124.2	$201.5	$124.2

Intech

Intech ownership interests held by a founding member have an estimated fair value of $3.0 million as of September 30, 2019, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require JHG to purchase his ownership interests in Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of September 30, 2019, and December 31, 2018, are as follows (in millions):

	September 30,	December 31,
	2019	2018
Nonredeemable noncontrolling interests in:
Seed capital investments	$9.4	$8.3
Intech	13.1	13.2
Total nonredeemable noncontrolling interests	$22.5	$21.5

Note 10 — Long-Term Incentive and Employee Compensation

The Group granted $3.1 million and $157.0 million in long-term incentive awards during the three and nine months ended September 30, 2019, respectively, which generally vest and will be recognized using a graded vesting method over a three- or four-year period.

Note 11 — Retirement Benefit Plans

The Group operates defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by the Group is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

On September 5, 2019, JHGPS and Scottish Widows Limited (“SWL”) entered into a pension buy-in agreement (the “agreement”). The agreement provides JHGPS a monthly contractual payment stream from SWL to satisfy pension obligations payable to 501 plan participants (approximately one-third of total plan participants) receiving benefits from JHGPS as of September 1, 2019. The agreement does not relieve JHGPS or the Group (as plan sponsor) of the primary responsibility for the pension obligations. JHGPS paid a premium of approximately £328 million ($404 million) for the agreement and it was recorded at fair value as a plan asset of JHGPS.

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three and nine months ended September 30, 2019 and 2018, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$(0.3)	$(0.3)	$(0.9)	$(0.9)
Interest cost	(3.8)	(4.8)	(13.1)	(13.8)
Expected return on plan assets	5.1	6.1	15.7	17.6
Net periodic benefit credit	1.0	1.0	$1.7	$2.9

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2019 and 2018, are as follows (in millions):

	Three months ended September 30,
	2019			2018
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(448.7)	$24.7	$(424.0)	$(376.5)	$21.0	$(355.5)
Other comprehensive income (loss)	(57.7)	—	(57.7)	(22.6)	—	(22.6)
Less: other comprehensive loss (income) attributable to noncontrolling interests	0.5	—	0.5	0.3	—	0.3
Ending balance	$(505.9)	$24.7	$(481.2)	$(398.8)	$21.0	$(377.8)

	Nine months ended September 30,
	2019			2018
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(448.2)	$24.7	$(423.5)	$(325.3)	$21.0	$(304.3)
Other comprehensive income	(58.2)	—	(58.2)	(74.6)	—	(74.6)
Less: other comprehensive loss (income) attributable to noncontrolling interests	0.5	—	0.5	1.1	—	1.1
Ending balance	$(505.9)	$24.7	$(481.2)	$(398.8)	$21.0	$(377.8)

The components of other comprehensive income, net of tax for the three and nine months ended September 30, 2019 and 2018, are as follows (in millions):

	Three months ended September 30,
	2019			2018
	Pre-tax	Tax		Pre-tax	Tax
	amount	impact	Net amount	amount	impact	Net amount
Foreign currency translation adjustments	$(58.3)	$0.6	$(57.7)	$(22.6)	$—	$(22.6)

	Nine months ended September 30,
	2019			2018
	Pre-tax	Tax		Pre-tax	Tax
	amount	impact	Net amount	amount	impact	Net amount
Foreign currency translation adjustments	$(60.7)	$2.5	$(58.2)	$(74.6)	$—	$(74.6)

Note 13 — Changes in Equity

The following tables present the condensed consolidated statements of changes in equity for the three months ended September 30, 2019 and 2018 (in millions):

Three Months Ended September 30, 2019					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2019	191.6	$287.5	$3,801.6	$(147.8)	$(424.0)	$1,280.8	$22.4	$4,820.5
Net income	—	—	—	—	—	112.1	0.1	112.2
Other comprehensive loss	—	—	—	—	(57.2)	—	—	(57.2)
Dividends paid to shareholders	—	—	—	—	—	(67.8)	—	(67.8)
Share buyback program	(4.1)	(6.3)	—	—	—	(75.0)	—	(81.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(0.7)	—	—	—	—	(0.7)
Vesting of stock-based compensation plans	—	—	(3.7)	3.7	—	—	—	—
Stock-based compensation plan expense	—	—	18.6	—	—	—	—	18.6
Balance at September 30, 2019	187.5	$281.2	$3,815.8	$(144.1)	$(481.2)	$1,250.4	$22.5	$4,744.6

Three Months Ended September 30, 2018					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2018	200.4	$300.6	$3,783.5	$(172.9)	$(355.5)	$1,324.9	$28.3	$4,908.9
Net income	—	—	—	—	—	111.2	(1.6)	109.6
Other comprehensive loss	—	—	—	—	(22.3)	—	—	(22.3)
Dividends paid to shareholders	—	—	—	—	—	(66.3)	—	(66.3)
Share buyback program	(1.8)	(2.7)	—	—	—	(47.2)	—	(49.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Redemptions of convertible debt	—	—	(4.0)	—	—	—	—	(4.0)
Purchase of common stock for stock-based compensation plans	—	—	0.2	(1.3)	—	—	—	(1.1)
Vesting of stock-based compensation plans	—	—	(3.0)	3.0	—	—	—	—
Stock-based compensation plan expense	—	—	23.3	—	—	—	—	23.3
Proceeds from stock-based compensation plans	—	—	0.1	—	—	—	—	0.1
Balance at September 30, 2018	198.6	$297.9	$3,800.1	$(171.2)	$(377.8)	$1,322.9	$26.6	$4,898.5

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to JHG	$112.1	$111.2	$315.6	$417.0
Less: Allocation of earnings to participating stock-based awards	(3.1)	(3.0)	(8.7)	(10.2)
Net income attributable to JHG common shareholders	$109.0	$108.2	$306.9	$406.8

Weighted-average common shares outstanding — basic	187.9	195.2	189.4	195.6
Dilutive effect of non-participating stock-based awards	0.4	0.7	0.5	1.3
Weighted-average common shares outstanding — diluted	188.3	195.9	189.9	196.9

Earnings per share:
Basic	$0.58	$0.55	$1.62	$2.08
Diluted (two class)	$0.58	$0.55	$1.62	$2.07

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Unvested nonparticipating stock awards	1.0	0.5	1.0	0.6

Dividends Per Share

The payment of cash dividends is within the discretion of JHG’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, legal requirements, and general business conditions.

The following is a summary of cash dividends paid during the nine months ended September 30, 2019:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 4, 2019	$69.7	February 26, 2019
$0.36	May 1, 2019	$68.6	May 29, 2019
$0.36	July 30, 2019	$67.8	August 12, 2019

On October 29, 2019, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on November 25, 2019, to shareholders of record at the close of business on November 11, 2019.

Note 15 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Refer to Note 6 — Leases for information related to operating and financing lease commitments. As of September 30, 2019, there were no other material changes in the commitments and contingencies as reported in JHG’s Annual Report on Form 10-K for the year ended December 31, 2018.

Litigation and Other Regulatory Matters

JHG is periodically involved in various legal proceedings and other regulatory matters.

Richard Pease v. Henderson Administration Limited

The outcome of a court case involving an ex-employee was determined in the first quarter of 2018. The case related to the fees the Group should receive after a fund was transferred to an ex-employee (the “Fund Transfer Fees”) and the ex-employee’s entitlement to deferred and forfeited remuneration. The judgment given in the case resulted in the Group recognizing a $12.2 million charge in general, administrative and occupancy on JHG’s Condensed Consolidated Statements of Comprehensive Income after the judge held that the ex-employee was not bound to pay the Fund Transfer Fees and that the ex-employee’s contract gave him an entitlement to deferred and forfeited remuneration. The amount also includes legal costs relating to the case. Henderson Administration Limited (“HAL”), a wholly owned subsidiary of JHG, appealed the part of the judgment relating to the Fund Transfer Fees and judgment was handed down by the Court of Appeal of England and Wales on February 15, 2019, in favor of HAL. As a result, and subject to any further appeal, the Group was awarded the Fund Transfer Fees and related interest of approximately $5.0 million and $0.3 million, respectively. It will also be entitled to certain costs relating to the appeal and the earlier trial insofar as they relate to the Fund Transfer Fees claim. As the award is subject to further appeal, the Group has not recorded the award in its financial statements.

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

On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants. The Janus Henderson and Credit Suisse defendants moved to dismiss the Set Capital amended complaint, and on September 25, 2019, the court dismissed all claims against all defendants. The court denied the plaintiffs’ request for an opportunity to further amend their complaint, and therefore dismissed the case in its entirety. Plaintiffs have filed a notice of appeal.

The defendants in Halbert – Credit Suisse and Janus Indices – jointly moved to dismiss the amended complaint. On August 22, 2019, the court granted in part and denied in part the defendants’ motion to dismiss the claims. The court dismissed all claims against Janus Indices – including all federal securities claims – other than a claim for negligent misrepresentation. On September 26, 2019, Janus Indices filed its answer to the complaint.

On February 7, 2019, a fourth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc, and Credit Suisse in the United States District Court for the Eastern District of New York (“EDNY”) by certain investors in XIV (Y-GAR Capital LLC v. Credit Suisse Group AG, et al.). The allegations in Y-GAR generally assert that the disclosures relating to XIV were false and misleading. On March 29, 2019, the plaintiff withdrew the suit from the EDNY and re-filed it in the SDNY. The Janus Henderson and Credit Suisse defendants each moved to dismiss the claims against them. Both motions remain pending before the court.

On February 4, 2019, a fifth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc and various Credit Suisse persons in the SDNY (Rubinstein v. Credit Suisse Group AG, et al.). The suit is styled as a class action and involves VelocityShares Daily Inverse VIX Medium-Term ETN (Ticker: ZIV), but otherwise generally copies the allegations in the XIV cases described above. On August 20, 2019, an amended complaint was filed, which eliminated each of the Janus Henderson entities as defendants, thus dismissing all claims against them.

The Group believes the remaining claims in these exchange-traded note lawsuits are without merit and is strongly defending the actions. As of September 30, 2019, the Group cannot reasonably estimate possible losses from the remaining claims in the exchange-traded note lawsuits.

With respect to the unaudited financial information of Janus Henderson Group plc as of and for the three-month and nine-month periods ended September 30, 2019, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1993 (“the Act”) for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

With respect to the unaudited financial information of Janus Henderson Group plc for the three-month and nine-month periods ended September 30, 2018, appearing herein, PricewaterhouseCoopers LLP (United Kingdom) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2018, except with respect to the reference to their opinion on the consolidated financial statements in the final paragraph, as to which the date is February 26, 2019, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCooopers LLP (United Kingdom) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCooopers LLP (United Kingdom) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of September 30, 2019, and the related condensed consolidated statements of comprehensive income for the three-month and nine-month period ended September 30, 2019 and the condensed consolidated statement of cash flows and of changes in equity for the nine-month period ended September 30, 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of 30 September 2018, and the related condensed consolidated statement of comprehensive income for the three-month and nine-month periods ended 30 September 2018 and the condensed consolidated statements of cash flows and of changes in equity for the nine-month period ended 30 September 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

London, UK

1 November 2018, except with respect to the reference to our opinion on the consolidated financial statements in the final paragraph, as to which the date is 26 February 2019

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JANUS HENDERSON GROUP PLC

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

AVAILABLE INFORMATION

JHG makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto as soon as reasonably practicable after such filing has been made with the SEC. Reports may be obtained through the Investor Relations (“IR”) section of JHG’s website (http://janushenderson.com/ir). The contents of JHG’s website are not incorporated herein for any purpose. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

JHG’s Officer Code of Ethics for Chief Executive Officer (“CEO”) and Senior Financial Officers (including its Chief Financial Officer and Chief Accounting Officer) (the “Officer Code”); Corporate Code of Business Conduct for all employees; corporate governance guidelines; and the charters of key committees of the Board of Directors (including the Audit, Compensation, Risk, and Nominating and Corporate Governance committees) are available on the IR section of JHG’s website (janushenderson.com\ir). Any future amendments to or waivers of the Officer Code will be posted to the IR section of JHG’s website.

Business Overview

JHG is an independent global asset manager, specializing in active investment across all major asset classes. JHG actively manages a broad range of investment products for institutional and retail investors across five capabilities: Equities, Quantitative Equities, Fixed Income, Multi-Asset and Alternatives.

On May 30, 2017, JHG (previously Henderson Group plc) completed a merger of equals with Janus Capital Group Inc. (“JCG”) (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

Segment Considerations

JHG is a global asset manager and manages a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, the Group operates as a single segment investment management business.

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

Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. This is often subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund contracts allow for negative performance fees where there is underperformance against the relevant index.

THIRD QUARTER 2019 SUMMARY

Third Quarter 2019 Highlights

●	Strong investment performance across all time periods, with 70%, 74% and 78% of AUM outperforming benchmarks on a one-, three- and five-year basis, respectively, as of September 30, 2019.

●	AUM increased to $356.1 billion, up 8% from the year ended December 31, 2018, due to positive markets, partially offset by net outflows.

●	Third quarter 2019 diluted earnings per share was $0.58, or $0.64 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	On October 29, 2019, the Board declared a $0.36 per share dividend for the third quarter 2019.

●	During the third quarter 2019, the Group acquired 4,160,659 shares of its common stock for $81.3 million.

Financial Summary

Results are reported on a GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the third quarter of 2019 was $536.0 million, a decrease of $45.2 million, or (8%), from the third quarter of 2018. The decrease was primarily driven by a decrease in management fees due to a decline in average AUM and lower management fee margins during the third quarter of 2019, compared to the same period in 2018.

Total operating expenses for the third quarter of 2019 were $392.4 million, a decrease of $40.5 million, or (9%), compared to operating expenses in the third quarter of 2018. The decrease was primarily driven by decreases of $18.9 million in long-term incentive plans due to fewer new awards (net of the vesting of awards granted in prior years) and $11.6 million in employee compensation and benefits mostly due to lower bonus pool accruals and favorable foreign currency translation. A $9.5 million decrease in distribution expenses due to a decline in average AUM and lower management fee margins also contributed to the decrease in operating expenses during the quarter ended September 30, 2019, compared to the same period in 2018.

Operating income for the third quarter of 2019 was $143.6 million, a decline of $4.7 million, or (3%), compared to the third quarter of 2018. The Group’s operating margin was 26.8% in the third quarter of 2019 compared to 25.5% in the third quarter of 2018.

Net income attributable to JHG in the third quarter of 2019 was $112.1 million, an increase of $0.9 million, or 1%, compared to the same period in 2018 due to the factors impacting revenue and operating expense discussed above. In addition, investment gains (losses), net increased $12.3 million from the third quarter of 2018 primarily due to fair value adjustments in relation to the Group’s seeded investment products and derivative instruments recognized in the third quarter of 2019.

The Group’s ordinary dividend in respect of the third quarter of 2019 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of September 30, 2019:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	75%	74%	80%
Fixed Income	63%	94%	90%
Quantitative Equities	39%	26%	25%
Multi-Asset	90%	91%	93%
Alternatives	96%	99%	100%
Total Group	70%	74%	78%

Assets Under Management

The Group’s AUM as of September 30, 2019, was $356.1 billion, an increase of $27.6 billion, or 8%, from December 31, 2018, driven primarily by positive market movements of $52.7 billion, partially offset by net redemptions of $20.7 billion.

JHG’s non-U.S. dollar (“USD”) AUM is primarily denominated in Great British pound (“GBP”), euro (“EUR”) and Australian dollar (“AUD”). During the three and nine months ended September 30, 2019, the USD strengthened against the GBP, the AUD and the EUR, resulting in a $4.0 billion and $4.4 billion decrease to AUM, respectively. As of September 30, 2019, approximately 31% of the Group’s AUM was non-USD denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within AUM as JHG is not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $3.0 billion and $2.2 billion as of September 30, 2019, and December 31, 2018, respectively. VelocityShares index product assets not included within AUM totaled $2.8 billion and $1.7 billion as of September 30, 2019, and December 31, 2018, respectively.

AUM and flows by capability for the three and nine months ended September 30, 2019 and 2018, were as follows (in billions):

	Closing AUM						Closing AUM
	December 31,			Net sales			September 30,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2019
By capability
Equities	$167.6	$19.8	$(30.7)	$(10.9)	$33.4	$(1.9)	$188.2
Fixed Income	72.4	16.5	(17.6)	(1.1)	5.5	(1.8)	75.0
Quantitative Equities	44.3	1.2	(8.7)	(7.5)	8.9	(0.1)	45.6
Multi-Asset	30.2	6.7	(5.0)	1.7	4.6	(0.2)	36.3
Alternatives	14.0	2.3	(5.2)	(2.9)	0.3	(0.4)	11.0
Total	$328.5	$46.5	$(67.2)	$(20.7)	$52.7	$(4.4)	$356.1

	Closing AUM						Closing AUM
	June 30,			Net sales			September 30,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2019
By capability
Equities	$191.3	$6.0	$(8.0)	$(2.0)	$0.5	$(1.6)	$188.2
Fixed Income	73.5	6.1	(4.7)	1.4	1.8	(1.7)	75.0
Quantitative Equities	47.6	0.3	(2.7)	(2.4)	0.5	(0.1)	45.6
Multi-Asset	35.1	2.4	(2.0)	0.4	1.0	(0.2)	36.3
Alternatives	12.3	0.5	(1.4)	(0.9)	—	(0.4)	11.0
Total	$359.8	$15.3	$(18.8)	$(3.5)	$3.8	$(4.0)	$356.1

	Closing AUM						Closing AUM
	December 31,			Net sales			September 30,
	2017	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2018
By capability
Equities	$189.7	$25.3	$(31.1)	$(5.8)	$17.4	$(2.1)	$199.2
Fixed Income	80.1	16.2	(18.9)	(2.7)	(0.4)	(2.5)	74.5
Quantitative Equities	49.9	3.3	(3.9)	(0.6)	3.7	(0.1)	52.9
Multi-Asset	31.6	5.3	(3.8)	1.5	1.8	(0.3)	34.6
Alternatives	19.5	4.3	(6.5)	(2.2)	0.2	(0.6)	16.9
Total	$370.8	$54.4	$(64.2)	$(9.8)	$22.7	$(5.6)	$378.1

	Closing AUM						Closing AUM
	June 30,			Net sales			September 30,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2018
By capability
Equities	$193.3	$6.8	$(9.9)	$(3.1)	$9.6	$(0.6)	$199.2
Fixed Income	76.5	6.0	(7.6)	(1.6)	0.3	(0.7)	74.5
Quantitative Equities	50.1	1.3	(1.3)	—	2.8	—	52.9
Multi-Asset	32.6	2.2	(1.3)	0.9	1.2	(0.1)	34.6
Alternatives	17.6	1.4	(1.9)	(0.5)	—	(0.2)	16.9
Total	$370.1	$17.7	$(22.0)	$(4.3)	$13.9	$(1.6)	$378.1

(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.

(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of September 30, 2019 (in billions):

Closing AUM
By client type	September 30, 2019
Intermediary	$159.8
Institutional	131.0
Self-directed	65.3
Total	$356.1

Closing AUM
By client location	September 30, 2019
North America	$196.9
EMEA & LatAm	105.4
Asia-Pacific	53.8
Total	$356.1

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

Results of Operations

Foreign currency translation impacts the Group’s Results of Operations section. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three and nine months ended September 30, 2019, compared to the same periods in 2018. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the fund.

Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue (in millions):
Management fees	$446.2	$498.7	$1,334.5	$1,495.1
Performance fees	1.4	(6.0)	(0.7)	3.6
Shareowner servicing fees	39.3	40.2	113.5	117.3
Other revenue	49.1	48.3	143.9	145.3
Total revenue	$536.0	$581.2	$1,591.2	$1,761.3

Management fees

Management fees decreased by $52.5 million, or (11%), during the three months ended September 30, 2019, compared to the same period in 2018. A decline in average AUM and lower management fee margins contributed $33.5 million and $20.1 million to the decrease in management fees, respectively, during the three months ended September 30, 2019, compared to the same period in 2018. Management fee margins were lower primarily due to a product mix shift toward lower yielding products.

Management fees decreased by $160.6 million, or (11%), during the nine months ended September 30, 2019, compared to the same period in 2018. A decline in average AUM and lower management fee margins contributed $127.7 million and $34.2 million to the decrease in management fees, respectively, during the nine months ended September 30, 2019, compared to the same period in 2018.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Performance fees (in millions):
SICAVs	$—	$—	$1.5	$5.2
UK OEICs & Unit Trusts	—	—	—	4.4
Offshore absolute return	0.2	1.2	0.2	3.1
Segregated mandates	2.5	3.1	11.3	10.0
Investment Trusts	—	0.2	—	6.9
Mutual funds	(1.3)	(10.6)	(13.7)	(26.1)
Other	—	0.1	—	0.1
Total performance fees	$1.4	$(6.0)	$(0.7)	$3.6

For the three months ended September 30, 2019, performance fees increased $7.4 million compared to the same period in 2018. The increase for the three months ended September 30, 2019, compared to the same period in 2018 was primarily due to a $9.3 million increase in mutual fund performance fees, partially offset by fewer annual performance fee crystallizations for segregated mandates of $1.7 million.

For the nine months ended September 30, 2019, performance fees decreased $4.3 million compared to the same period in 2018. The decrease for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily due to $16.3 million of fewer annual performance fee crystallizations for segregated mandates, partially offset by a $12.4 million increase in mutual fund performance fees.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees. For the three and nine months ended September 30, 2019, shareowner servicing fees decreased $0.9 million and $3.8 million, compared to the same periods in 2018, respectively, primarily due to a decline in average AUM.

Other revenue

Other revenue increased by $0.8 million during the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily driven by a $3.6 million increase in service fee revenue, partially offset by a $2.4 million decrease driven by lower average AUM.

Other revenue decreased by $1.4 million during the nine months ended September 30, 2019, compared to the same period in 2018. Lower average AUM contributed $5.6 million to the decrease, partially offset by a $4.5 million increase in service fee revenue.

Operating Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses (in millions):
Employee compensation and benefits	$147.9	$159.5	$439.4	$457.2
Long-term incentive plans	42.2	61.1	139.8	156.3
Distribution expenses	102.8	112.3	306.2	344.3
Investment administration	11.2	12.2	34.1	35.3
Marketing	5.5	7.1	21.1	25.1
General, administrative and occupancy	67.6	59.9	200.5	191.3
Depreciation and amortization	15.2	20.8	63.5	52.0
Total operating expenses	$392.4	$432.9	$1,204.6	$1,261.5

Employee compensation and benefits

During the three months ended September 30, 2019, employee compensation and benefits decreased $11.6 million compared to the same period in 2018. The decrease was primarily driven by lower bonus pool accruals and other variable compensation of $6.8 million and favorable foreign currency translation of $4.3 million during the three months ended September 30, 2019.

During the nine months ended September 30, 2019, employee compensation and benefits decreased $17.8 million compared to the same period in 2018. The decrease was primarily due to favorable foreign currency translation of $12.6 million and lower bonus pool accruals and other variable compensation of $11.7 million during the nine months ended September 30, 2019. These decreases were partially offset by increases in fixed staff compensation due to temporary staffing charges and annual increases in pay of $5.9 million and $4.9 million, respectively, during the nine months ended September 30, 2019.

Long-term incentive plans

Long-term incentive plans decreased by $18.9 million during the three months ended September 30, 2019, compared to the same period in 2018, primarily driven by decreases of $10.9 million in new awards (net of the vesting of awards granted in prior years), $3.2 million in fair value adjustments related to mutual fund awards, and $2.5 million mainly due to fair value adjustments to certain Intech long-term incentive awards. Favorable foreign currency translation of $2.1 million also contributed to the decrease in long-term incentive plans during the three months ended September 30, 2019.

Long-term incentive plans decreased by $16.5 million during the nine months ended September 30, 2019, compared to the same period in 2018. The decline was primarily due to a decrease of $9.7 million in new awards (net of the vesting of awards granted in prior years), a $5.3 million lower fair value adjustment mainly due to certain Intech long-term incentive awards, and favorable foreign currency translation of $5.3 million during the nine months ended September 30, 2019. These decreases were partially offset by a $3.1 million fair value adjustment related to mutual fund awards during the nine months ended September 30, 2019.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased $9.5 million during the three months ended September 30, 2019, compared to the same period in 2018. A decline in average AUM and lower management fee margins contributed $7.9 million and $4.0 million to the decrease, respectively.

Distribution expenses decreased $38.1 million during the nine months ended September 30, 2019, compared to the same period in 2018. A decline in average AUM and lower management fee margins contributed $29.4 million and $4.0 million to the decrease, respectively.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), decreased $1.0 million and $1.2 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, respectively. There were no significant items driving the decreases in investment administration expenses.

Marketing

During the three and nine months ended September 30, 2019, marketing expenses decreased by $1.6 million and $4.0 million, compared to the same periods in 2018, respectively. The decreases were primarily driven by lower marketing material and advertising costs during the three and nine months ended September 30, 2019, compared to the same periods in 2018.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $7.7 million during the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to increases of $3.3 million in information technology costs and $1.5 million in rent expense due to charges related to the early exit of leased office space in the UK during the three months ended September 30, 2019.

General, administrative and occupancy expenses increased by $9.2 million during the nine months ended September 30, 2019, compared to the same period in 2018. The increase included $9.1 million in rent expense due to charges related to the early exit of leased office space in the UK, $2.6 million in information technology costs, $2.4 million in legal and professional fees and $1.0 million in market data costs during the nine months ended September 30, 2019. These increases were partially offset by $12.2 million recognized in the nine months ended September 30, 2018, in relation to the Richard Pease v. Henderson Administration Limited court case.

Depreciation and amortization

Depreciation and amortization expenses decreased by $5.6 million during the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to a $5.4 million impairment related to certain investment management agreements recognized during the three months ended September 30, 2018.

Depreciation and amortization expenses increased by $11.5 million during the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to an $18.0 million impairment related to certain mutual fund investment management agreements recognized during the nine months ended September 30, 2019, due to lower than expected growth, partially offset by the impairment discussed above.

Non-Operating Income and Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-operating income and expenses (in millions):
Interest expense	$(3.5)	$(4.0)	$(11.8)	$(11.7)
Investment gains (losses), net	4.0	(8.3)	22.1	(25.6)
Other non-operating income, net	4.7	2.3	29.3	55.1
Income tax provision	(35.7)	(33.2)	(100.9)	(118.8)

Investment gains (losses), net

The components of investment gains (losses), net for the three and nine months ended September 30, 2019 and 2018, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$0.9	$(14.2)	$12.5	$(32.4)
Other	3.1	5.9	9.6	6.8
Investment gains (losses), net	$4.0	$(8.3)	$22.1	$(25.6)

Investment gains (losses), net moved favorably by $12.3 million and $47.7 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, respectively, primarily due to fair value adjustments in relation to the Group’s seeded investment products and derivative instruments.

Other non-operating income, net

Other non-operating income, net increased $2.4 million during the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to a $3.9 million contingent consideration adjustment associated with Geneva recognized in the third quarter 2018 and favorable foreign currency revaluation of $2.9 million during the three months ended September 30, 2019, compared to the same period in 2018. These increases were partially offset by a $3.1 million decrease in pension interest income during the three months ended September 30, 2019, compared to the same period in 2018 and fair value adjustments related to the Dai-ichi options, which benefited other non-operating income (expenses), net by $2.1 million during the third quarter 2018, compared to the same period in 2019.

Other non-operating income, net decreased $25.8 million during the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was partially driven by fair value adjustments related to the Dai-ichi options, which benefited other non-operating income, net by $26.8 million during the nine months ended September 30, 2018. A $22.3 million gain recognized during the first quarter 2018, on the sale of the Group’s back-office and middle-office functions in the U.S., also contributed to the decrease. These decreases were partially offset by a $20.0 million contingent consideration adjustment associated with Geneva due to an updated forecast recognized during the second quarter 2019.

Income tax provision

The Group’s effective tax rates for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective tax rate	24.0%	24.0%	23.7%	23.0%

The increase in the effective tax rate for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily due to an increase in non-deductible compensation-related expenses.

Non-GAAP Financial Measures

JHG reports its financial results in accordance with GAAP. However, JHG management evaluates the profitability of the Group and its ongoing operations using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended September 30, 2019 and 2018 (in millions, except per share and operating margin data):

	Three months ended	Three months ended
	September 30,	September 30,
	2019	2018
Reconciliation of revenue to adjusted revenue
Revenue	$536.0	$581.2
Distribution expenses(1)	(102.8)	(112.3)
Adjusted revenue	$433.2	$468.9
Reconciliation of operating income to adjusted operating income
Operating income	$143.6	$148.3
Employee compensation and benefits(2)	5.4	8.1
Long-term incentive plans(2)	(0.2)	10.0
General, administrative and occupancy(2)	4.1	1.3
Depreciation and amortization(3)	7.3	12.8
Adjusted operating income	$160.2	$180.5
Operating margin(4)	26.8%	25.5%
Adjusted operating margin(5)	37.0%	38.5%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$112.1	$111.2
Employee compensation and benefits(2)	5.4	8.1
Long-term incentive plans(2)	(0.2)	10.0
General, administrative and occupancy(2)	4.1	1.3
Depreciation and amortization(3)	7.3	12.8
Interest expense(6)	0.4	0.8
Investment gain (losses), net	(1.0)	—
Other non-operating income (expenses), net(6)	(0.2)	2.5
Income tax provision(7)	(3.2)	(8.1)
Adjusted net income attributable to JHG	124.7	138.6
Less: allocation of earnings to participating stock-based awards	(3.4)	(3.7)
Adjusted net income attributable to JHG common shareholders	$121.3	$134.9
Weighted-average common shares outstanding — diluted (two class)	188.3	195.9
Diluted earnings per share (two class)(8)	$0.58	$0.55
Adjusted diluted earnings per share (two class)(9)	$0.64	$0.69

(1)	Substantially all distribution expenses are paid to financial intermediaries for the distribution of JHG’s investment products. JHG management believes that the deduction of third-party distribution, service and advisory expenses from revenue in the computation of net revenue reflects the nature of these expenses, as these costs are passed through to external parties that perform functions on behalf of, and distribute, the Group’s managed AUM.

(2)	Adjustments primarily represent integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. JHG management believes these costs do not represent the ongoing operations of the Group.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs do not represent the ongoing operations of the Group.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments for the three months ended September 30, 2019, primarily represent contingent consideration adjustments associated with acquisitions prior to the Merger and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. Adjustments for the three months ended September 30, 2018, primarily represent fair value movements on options issued to Dai-ichi and contingent consideration costs associated with acquisitions prior to the Merger. JHG management believes these costs do not represent the ongoing operations of the Group.

(7)	The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Quarterly analysis

The following provides analysis of the Group’s adjusted revenue and adjusted operating expense for the three months ended September 30, 2019, as compared to adjusted revenue and adjusted operating expense for the three months ended September 30, 2018 (in millions):

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018
Adjusted revenue	$433.2	$468.9
Adjusted operating expense	$273.0	$288.4

Adjusted revenue decreased by $35.7 million, or (8%), during the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to a $52.5 million decrease in management fees driven by lower management fee margins and a decline in average AUM, partially offset by a $9.5 million decrease in distribution expenses and a $7.4 million increase in performance fees.

Adjusted operating expenses decreased by $15.4 million, or (5%), during the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to decreases of $8.9 million in employee compensation and benefits and $8.7 million in long-term incentive plans, partially offset by a $4.9 million increase in general, administrative and occupancy expenses.

The following is a reconciliation of revenue and operating expense to adjusted revenue and adjusted operating expense, respectively, for the three months ended September 30, 2019 and 2018 (in millions):

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018
Reconciliation of revenue to adjusted revenue
Revenue	$536.0	$581.2
Distribution expenses(1)	(102.8)	(112.3)
Adjusted revenue	$433.2	$468.9

Reconciliation of operating expense to adjusted operating expense
Operating expense	$392.4	$432.9
Employee compensation and benefits(2)	(5.4)	(8.1)
Long-term incentive plans(2)	0.2	(10.0)
Distribution expenses(1)	(102.8)	(112.3)
General, administrative and occupancy(2)	(4.1)	(1.3)
Depreciation and amortization(3)	(7.3)	(12.8)
Adjusted operating expense	$273.0	$288.4

(1)	Substantially all distribution expenses are paid to financial intermediaries for the distribution of JHG’s investment products. JHG management believes that the deduction of third-party distribution, service and advisory expenses from revenue in the computation of net revenue reflects the nature of these expenses, as these costs are passed through to external parties that perform functions on behalf of, and distribute, the Group’s managed AUM.

(2)	Adjustments primarily represent integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. JHG management believes these costs do not represent the ongoing operations of the Group.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs do not represent the ongoing operations of the Group.

LIQUIDITY AND CAPITAL RESOURCES

JHG’s capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide the Group with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to JHG’s liquidity and capital resources as of September 30, 2019, and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents held by the Group	$736.2	$879.0
Investment securities held by the Group	$215.6	$277.9
Fees and other receivables	$303.2	$309.2
Debt	$316.9	$319.1

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

Regulatory Capital

JHG is subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission, the Financial Conduct Authority (“FCA”) and other international regulatory bodies. The Group ensures it is compliant with its regulatory obligations at all times. The Group’s main capital requirement relates to the FCA-supervised regulatory group (a sub-group of JHG), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £338.2 million ($416.8 million), resulting in capital above the regulatory group’s regulatory requirement of £146.7 million ($180.8 million) as of September 30, 2019, based on internal calculations and excluding unaudited current year profits. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On February 4, 2019, the Board approved JHG commencing a new on-market share buyback program in 2019. The Group intends to spend up to $200 million to buy its ordinary shares on the New York Stock Exchange (“NYSE”) and its CHESS depository interests (“CDIs”) on the Australian Securities Exchange (“ASX”) for its share buyback program that is expected to be completed within 12 months of the commencement date. On March 5, 2019, JHG commenced the new on-market share buyback program. The Group purchased 4,160,659 shares of common stock for $81.3 million during the three months ended September 30, 2019.

Some of the Group’s executives and employees receive rights to JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on market or by the issue of ordinary shares. The Group purchased 34,496 shares at an average price of $21.04 in satisfaction of employee awards and entitlements during the three months ended September 30, 2019.

Dividends

The payment of cash dividends is within the discretion of the Group’s Board of Directors and depends on many factors, including, but not limited to, the Group’s results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the nine months ended September 30, 2019, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 4, 2019	$69.7	February 26, 2019
$0.36	May 1, 2019	$68.6	May 29, 2019
$0.36	July 30, 2019	$67.8	August 12, 2019

On October 29, 2019, JHG’s Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on November 25, 2019, to shareholders of record at the close of business on November 11, 2019.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2019, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech noncontrolling interests, and contingent consideration related to the acquisitions of Geneva, Perennial and Kapstream. JHG expects to fund its long-term commitments with existing cash, with cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Intech

Intech ownership interests held by a founding member, representing approximately 1.1% aggregate ownership of Intech, provide this founding member with an entitlement to retain his remaining Intech interests for the remainder of his life and provide the option to require JHG to purchase the ownership interests of Intech at fair value.

Intech has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. The grant date fair value of the appreciation rights is amortized using a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.04% of Intech’s pre-incentive profits.

Contingent Consideration

The maximum amount payable and fair value of Geneva, Perennial and Kapstream contingent consideration are summarized below (in millions):

	As of September 30, 2019
	Geneva	Perennial	Kapstream
Maximum amount payable	$52.2	$12.1	$13.6

Fair value included in:
Accounts payable and accrued liabilities	$—	$12.1	$13.2
Other non-current liabilities	6.8	—	—
Total fair value	$6.8	$12.1	$13.2

	As of December 31, 2018
	Geneva	Perennial	Kapstream
Fair value included in:
Accounts payable and accrued liabilities	$—	$—	$13.8
Other non-current liabilities	25.3	9.9	12.3
Total fair value	$25.3	$9.9	$26.1

Refer to Item 1, Note 4 — Fair Value Measurements for a detailed discussion of contingent consideration.

Defined Benefit Pension Plan

The Group’s latest triennial valuation of its defined benefit pension plan resulted in a surplus of £12.0 million ($14.8 million).

The Group believes that it will have sufficient resources to satisfy its long-term liquidity requirements.

Off-Balance Sheet Arrangements

JHG is not party to any off-balance sheet arrangements that may provide, or require the Group to provide, financing, liquidity, market or credit risk support that is not reflected in JHG’s consolidated financial statements.

Other Sources of Liquidity

At September 30, 2019, JHG had a $200 million unsecured, revolving credit facility (“Credit Facility”) with Bank of America Merrill Lynch International Limited as coordinator, book runner and mandated lead arranger. The Credit Facility includes an option for JHG to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

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

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2019 and 2018, is as follows (in millions):

	Nine months ended
	September 30,
	2019	2018
Cash flows provided by (used for):
Operating activities	$256.2	$427.5
Investing activities	(24.6)	87.9
Financing activities	(383.0)	(489.0)
Effect of exchange rate changes on cash and cash equivalents	8.5	(24.5)
Net change in cash and cash equivalents	(142.9)	1.9
Cash balance at beginning of year	916.6	794.2
Cash balance at end of year	$773.7	$796.1

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash (used for) provided by investing activities for the nine months ended September 30, 2019 and 2018, is as follows (in millions):

	Nine months ended
	September 30,
	2019	2018
Purchases and sales of investment securities, net	$81.0	$38.1
Purchases and sales of securities by consolidated investment products, net	(65.1)	25.6
Property, equipment and software	(23.2)	(17.6)
Proceeds from BNP Paribas transaction, net	—	36.5
Cash received (paid) on settled hedges, net	(19.3)	1.0
Other	2.0	4.3
Cash (used for) provided by investing activities	$(24.6)	$87.9

Cash outflows from investing activities were $24.6 million during the nine months ended September 30, 2019, and cash inflows from investing activities were $87.9 million during the nine months ended September 30, 2018. Cash used for investing activities during the nine months ended September 30, 2019, was primarily due to net sales of investment securities partially offset by net purchases of consolidated investment products, purchases of property, equipment and software, and net cash paid on settled hedges.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2019 and 2018, is as follows (in millions):

	Nine months ended
	September 30,
	2019	2018
Dividends paid to shareholders	$(206.1)	$(205.9)
Repayment of long-term debt	—	(95.3)
Third-party sales (redemptions) in consolidated seeded investment products, net	65.1	(25.6)
Purchase of common stock for stock-based compensation plans	(38.8)	(85.2)
Purchase of common stock as part of share buyback program	(187.4)	(49.9)
Payment of contingent consideration	(14.1)	(22.8)
Other	(1.7)	(4.3)
Cash used for financing activities	$(383.0)	$(489.0)

Cash outflows from financing activities were $383.0 million and $489.0 million during the nine months ended September 30, 2019 and 2018, respectively. Cash outflows during the nine months ended September 30, 2019, were primarily due to dividends paid to shareholders and the purchase of common stock for stock-based compensation awards and for the share buyback program.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Group has had no material changes in its exposures to market risks from that previously reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.   Controls and Procedures

As of September 30, 2019, JHG’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Group’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Group to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, JHG’s disclosure controls and procedures were effective.

There has been no change in JHG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, JHG’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On February 4, 2019, the Board approved JHG commencing a new on-market share buyback program in 2019. The Group intends to spend up to $200 million to buy its ordinary shares on the NYSE and its CDIs on the ASX for its share buyback program that is expected to be completed within 12 months of the commencement date. On March 5, 2019, JHG commenced the new on-market share buyback program. The Group purchased 4,160,659 shares of common stock for $81.3 million in the third quarter of 2019.

During the third quarter of 2019, JHG purchased 34,496 shares on-market for the annual share grants associated with the 2018 variable compensation, which is not connected with the above Board approval.

Some of the Group’s executives and employees receive rights to JHG ordinary shares as part of their remuneration arrangements and employee entitlements. These entitlements may be satisfied either by the transfer of existing ordinary shares acquired on-market or by the issue of ordinary shares.

The following table presents JHG ordinary shares purchased on-market by month during the nine months ended September 30, 2019, in connection with the share buyback program and in satisfaction of employee awards and entitlements.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	30,777	$22.39	—	—
February	1,531,114	23.40	—	$ 200
March	1,269,514	24.53	1,258,443	$ 169
April	11,898	22.49	—	$ 169
May	1,736,733	21.73	1,734,183	$ 131
June	1,774,971	21.21	1,772,866	$ 94
July	28,540	21.09	—	$ 94
August	2,718,106	18.70	2,715,114	$ 43
September	1,448,509	21.07	1,445,545	$ 13
Total	10,550,162	$21.35	8,926,151

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

15.1	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.1

15.2	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.2

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

JANUS HENDERSON GROUP PLC

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

15.1	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.1	15

15.2	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.2	15

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2019

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)