Form 10-K
period 2019-12-31
JANUS HENDERSON GROUP PLC
filed 2020-02-26
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of June 30, 2019, the aggregate market value of common equity held by non-affiliates was $4,101,251,620.80. As of February 21, 2020, there were 186,975,693 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

JANUS HENDERSON GROUP PLC

2019 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this report not based on historical facts are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). Such forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this report include, but are not limited to, risks, uncertainties, assumptions and factors discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Janus Henderson Group plc” and “Quantitative and Qualitative Disclosures about Market Risk,” and in other documents filed or furnished by us with the SEC from time to time.

ITEM 1.              BUSINESS

Janus Henderson Group plc (“JHG,” the “Group,” the “Company,” “we,” “us,” “our” and similar terms), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in active investment across all major asset classes.

On May 30, 2017 (the “Closing Date”), JHG (previously Henderson Group plc (“Henderson”)) completed a merger of equals with Janus Capital Group Inc. (“JCG”) (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

We are a client-focused global business with approximately 2,300 employees worldwide and assets under management (“AUM”) of $374.8 billion as of December 31, 2019. We have operations in North America, the United Kingdom (“UK”), Continental Europe, Latin America, Japan, Asia and Australia. We focus on active fund management by investment managers with unique individual perspectives, who are free to implement their own investment views, within a strong risk management framework.

We manage a broad range of actively managed investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Quantitative Equities, Multi-Asset and Alternatives.

Clients entrust money to us — either their own or money they manage or advise on for their clients — and expect us to deliver the benefits specified in their mandate or by the prospectus for the fund in which they invest. We measure the amount of these funds as AUM. Growth in AUM is a key objective of ours. AUM increases or decreases primarily depending on our ability to attract and retain client investments, on investment performance, and as a function of market and currency movements. To the extent that we invest in new asset management teams or businesses or divest from existing ones, this is also reflected in AUM.

Clients pay a management fee, which is usually calculated as a percentage of AUM. Certain investment products are also subject to performance fees, which vary based on a product’s relative performance as compared to a benchmark index. The level of assets subject to such fees can positively or negatively affect our revenue. As of December 31, 2019, performance fees were generated from a diverse group of funds and accounts. Management and performance fees are the primary drivers of our revenue. We believe that the more diverse the range of investment strategies from which management and performance fees are derived, the more successful our business model will be.

Our Strategy: Simple Excellence

●	Produce dependable investment outcomes – focus on quality and stability of investment performance.
●	Excel in client experience – deliver industry-leading client experiences that drive client loyalty and build long-term relationships.
●	Focus and increase operational efficiency – standardize the global model and modernize our infrastructure.
●	Proactive risk and control environment – embed understanding and ownership of risk and controls at all levels and establish strong feedback loops for learning and improvement.
●	Develop new growth initiatives – build the businesses of tomorrow.

Investment Offerings

Equities

We offer a wide range of equity strategies encompassing different geographic focuses and investment styles. The equity teams include those with a global perspective, those with a regional focus — United States (“U.S.”), Europe and Asia — and those invested in specific sectors. These teams generally apply processes based on fundamental research and bottom-up stock picking.

Fixed Income

Our Fixed Income teams provide coverage across the asset class, applying a wide range of innovative and differentiated techniques in support of a variety of investment objectives and risk criteria. Our fixed income offering includes teams that apply global unconstrained approaches as well as teams with more focused mandates — based in the U.S., Europe, Asia and Australia. The capabilities of these teams can be accessed through individual strategies and, where appropriate, are combined to create multi-strategy offerings.

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

Multi-Asset

Our Multi-Asset capability includes teams in the U.S. and UK that focus on balanced, multi-asset income and strategic asset allocation, as well as multiple adaptive asset allocation strategies.

Alternatives

Our Alternatives capability includes teams with various areas of focus and approach. Diversified Alternatives brings together a cross-asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities; Agriculture; and Long/Short Equity. Additionally, the management of our direct UK commercial property offering is sub-advised by Nuveen Real Estate.

AUM by capability as of December 31, 2019, was as follows (in billions):

Closing AUM
By capability	December 31, 2019
Equities	$204.0
Fixed Income	74.8
Quantitative Equities	45.2
Multi-Asset	39.8
Alternatives	11.0
Total	$374.8

Distribution

Distribution Channels

We distribute our products through three primary channels: intermediary, institutional and self-directed. Each channel is discussed below.

Intermediary Channel

The intermediary channel distributes mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAV”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”) through financial intermediaries including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. We have made significant investments to grow our presence in the financial advisor subchannel, including increasing the number of external and internal wholesalers, enhancing our technology platform and recruiting highly seasoned client relationship managers. At December 31, 2019, AUM in our intermediary channel totaled $172.7 billion, or 46% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2019, AUM in our institutional channel totaled $132.1 billion, or 35% of total AUM.

Self-Directed Channel

The self-directed channel serves existing individual investors who invest in our products through a mutual fund supermarket or directly with us. At December 31, 2019, AUM in our self-directed channel totaled $70.0 billion, or 19% of total AUM.

Exchange-traded notes (“ETNs”) associated with the VelocityShares brand are also part of the self-directed channel, although they are targeted at sophisticated institutional and other investors. VelocityShares ETNs are not included within AUM as we are not the named adviser or subadviser to ETNs.

While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of over 600 client-facing staff.

Our brand proposition centers on the value that the firm offers through active management and the concept of Knowledge. Shared, which leverages our deep pool of intellectual capital to deliver investment thought leadership and transparency to clients, thereby building and strengthening trusted relationships.

Products and Services

Our global product team maintains oversight of a broad range of products, including locally domiciled pooled funds in the U.S., the UK, Luxembourg, Ireland, Japan, Singapore and Australia; hedge funds; segregated mandates; and closed-ended vehicles. The team provides governance for all funds and strategies, and gauges the suitability of new offerings as well as ensuring that existing products remain suited to the clients to which they are marketed.

Intellectual Property

We have used, registered and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the jurisdictions in which we operate, including the U.S., the UK, the European Union (“EU”), Australia, China, Japan and Singapore. These trademarks, service marks and trade names are important to us and, accordingly, we actively enforce our trademarks, service marks and trade name rights. Our brand has been, and continues to be, extremely well-received both in the asset management industry and with clients.

Seasonality

Our revenue streams are not seasonal in nature, with management fees and other income generally accruing evenly throughout the year. Performance fees are recognized when the prescribed performance hurdles have been achieved and it is probable that the fee will be earned as a result. The hurdles generally coincide with the year-end of the underlying funds. Given the uncertain nature of performance fees, they tend to fluctuate from period to period. Interest received accrues over the year. Investment income, which includes movements in seed capital investments, can fluctuate from period to period. This fluctuation depends upon how a particular investment performs each month.

Competition

The investment management industry is relatively mature and saturated with competitors that provide services similar to ours. As such, we encounter significant competition in all areas of our business. We compete with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which have proprietary access to certain distribution channels and are larger, have greater capital resources, and have a broader range of product choices and investment capabilities than we do. In addition, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information is becoming more widespread, passive investment strategies are becoming more prevalent, and more investors are demanding investment vehicles that are customized to their individual requirements.

We believe our ability to successfully compete in the investment management industry depends upon our ability to achieve consistently strong investment performance, provide exceptional client service and strategic partnerships, and develop and innovate products that will best serve our clients.

Regulation

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit and protect investment advisory clients and investors in pooled investment vehicles, such as those managed, advised or subadvised by us. The costs of complying with such laws and regulations have grown significantly in recent years and may continue to grow in the future, which could significantly increase our costs of doing business as a global asset manager. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses and to impose sanctions for failure to comply with laws and regulations. Possible consequences for failure to comply include voiding of investment advisory and subadvisory agreements, the suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and imposition of censures and fines. Further, failure to comply with such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to us.

U.S. Regulation

Certain of our U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Labor (“DOL”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). We continue to see enhanced legislative and regulatory interest in the regulation of financial services in the U.S. through existing and proposed new rules and regulations, regulatory priorities and general discussions around expanded reporting requirements, and transfer agent regulations. For example, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the DOL’s fiduciary regulations (as well as state and other fiduciary rules, the SEC’s best interest standards and other similar standards) have an impact on our global asset management business, and we continually review and analyze the potential impact of these laws and regulations on our clients, prospective clients and distribution channels.

Investment Advisory Laws and Regulations

Certain of our subsidiaries are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated by the SEC. The Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including fiduciary duties, disclosure obligations, recordkeeping requirements, custodial obligations, operational and marketing restrictions, and registration and reporting requirements. Certain of our employees are also registered with regulatory authorities in various states, and thus are subject to oversight and regulation by such states’ regulatory agencies.

Investment Company Laws and Regulations

Certain of our subsidiaries act as adviser or subadviser to mutual funds and ETFs, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”). Certain of our subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to pooled investment vehicles that operate under exemptions to the 1940 Act and related regulations, we are subject to various requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

Broker-Dealer Regulations

Our subsidiary Janus Distributors LLC dba Janus Henderson Distributors (“JHD”) is registered with the SEC under the Exchange Act and is a member of FINRA, the U.S. securities industry’s self-regulatory organization. JHD is a limited-purpose broker-dealer, which acts as the general distributor and agent for the sale and distribution of shares of U.S. mutual funds that are sponsored by certain of our subsidiaries, as well as the distribution of certain exchange-traded products (“ETPs”) and other pooled investment vehicles. The SEC imposes various requirements on JHD’s operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

JHD is subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning broker-dealers and their employees for engaging in misconduct.

ERISA

Certain of our subsidiaries are also subject to ERISA and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their investment advisory clients. ERISA-related provisions of the Code and regulations issued by the DOL impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a subsidiary of ours as well as some transactions by the fiduciaries and various other related parties of such plans.

CFTC

Certain of our subsidiaries are registered with the CFTC as commodity pool operators (“CPOs”) or commodity trading advisers (“CTAs”), and certain of our subsidiaries have become members of the NFA in connection with the operation of certain of our products. The Commodity Exchange Act and related regulations generally impose certain registration, reporting and disclosure requirements on CPOs, CTAs and products that utilize the futures, swaps and other derivatives that are subject to CFTC regulation. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO and/or CTA registration and NFA membership.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as systemically important financial institutions (“SIFI”) by the Financial Stability Oversight Council (“FSOC”). In April 2012, the FSOC issued a final rule and interpretive guidance related to the process by which it will designate non-bank financial companies, potentially including large asset managers, as SIFI. Since that time, the FSOC has considered and invited comments on the circumstances under which asset managers might present risks to financial stability. While the FSOC still retains discretion to designate asset managers as SIFI, it has not named any non-bank asset managers as SIFI to date. If we were designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, and supervisory and other requirements. These heightened regulatory requirements could adversely affect our business and operations.

International Regulation

UK

The Financial Conduct Authority (“FCA”) regulates certain of our subsidiaries, as well as products and services we offer and manage in the UK. The FCA’s powers are derived from the Financial Services and Markets Act 2000 (the “FSMA”) and FCA authorization is required to conduct any investment management business in the UK under the FCA Handbook. The FCA’s rules and guidance govern a firm’s capital resources requirements, senior management arrangements, systems and controls, conduct of business, and interaction with clients and the markets. The FCA also regulates the design and manufacture of UK-domiciled investment funds intended for public distribution and, on a more limited basis, those that are for investment by professional investors.

Europe

In addition to the UK regulations discussed above, certain of our UK-regulated entities must comply with a range of EU regulatory measures. Some of these measures apply directly to our UK entities, while others have been implemented through member states’ law. These include the EU Markets in Financial Instruments Directive (“MiFID”). MiFID regulates the provision of investment services and the conduct of investment activities throughout the European Economic Area. MiFID establishes detailed requirements for the governance, organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. These requirements were substantially revised and extended to non-equities beginning on January 3, 2018, as a result of the implementation of the revised MiFID. The Markets in Financial Instruments Directive II (“MiFID II”) has had a substantial impact on the EU’s financial services sector, including on asset managers. The UK has adopted the MiFID rules into national legislation, principally via the FCA rules. The other EU member states in which we have a presence have also implemented MiFID in their local legal and regulatory regimes.

The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) was required to be transposed into EU member state law by July 2013 with a transitional period until July 2014. AIFMD regulates managers of, and service providers to, alternative investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the Undertakings for Collective Investment in Transferable Securities Directive. We have two subsidiaries regulated as Alternative Investment Fund Managers. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, reporting stakes in EU companies, the domicile, duties and liability of custodians, and liquidity management.

UCITS are investment funds regulated at the EU level under the UCITS Directive V (“UCITS V”). UCITS are capable of being freely marketed throughout the EU on the basis of a single authorization in a member state — so-called passporting. UCITS V covers a range of matters relating to UCITS, including the fund structure and domicile of UCITS, service providers to UCITS and marketing arrangements. In addition, UCITS funds are distributed in other jurisdictions outside the EU, notably in South America, where marketing and sales are governed by local country specific regulations.

Luxembourg

In Luxembourg, our subsidiary, Henderson Management S.A. (“HMSA”), is authorized and regulated in Luxembourg by the Commission de Surveillance du Secteur Financier as a UCITS management company, with additional regulatory permissions to provide portfolio management services regulated under MiFID II. Two umbrella funds, Janus Henderson Horizon Fund and Janus Henderson Fund, have appointed HMSA as their management company. Janus Henderson Horizon Fund and Janus Henderson Fund are UCITS incorporated under the laws of Luxembourg in the form of a SICAV.

Singapore

In Singapore, our subsidiary is subject to various laws, including the Securities and Futures Act, the Financial Advisers Act and the subsidiary legislation promulgated pursuant to these acts, which are administered by the Monetary Authority of Singapore (“MAS”). Our asset management subsidiary and its employees conducting regulated activities specified in the Securities and Futures Act or the Financial Advisers Act are required to be licensed with the MAS.

Australia

In Australia, our subsidiaries operate under an Australian Financial Services License and their activities are governed primarily by the Corporations Act 2001 (Cth) and its associated regulations. Their main regulator is the Australian Securities and Investments Commission (“ASIC”), which is Australia’s integrated corporate, markets, financial services and consumer credit regulator. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Another key regulator is the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) which applies a number of reporting and other obligations under the AML/CFT Act.

As our chess depository interests (“CDIs”) are quoted and traded on the financial market operated by the Australian Securities Exchange (“ASX”), we are also required to comply with the ASX listing rules and the ASX Corporate Governance Principles and Recommendations.

Hong Kong

In Hong Kong, our subsidiaries are subject to the Securities and Futures Ordinance (“SFO”) and related legislation, which govern the securities and futures markets and regulate the offerings of investments to the public. This legislation is administered by the Securities and Futures Commission (“SFC”), which is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiaries and their employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC from time to time.

Japan

In Japan, our subsidiary is subject to the Financial Instruments and Exchange Act and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency, which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules.

These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, suspend registered employees, and censure and fine both regulated businesses and their registered employees.

Other

Our operations in Taiwan and Ireland are regulated by the Financial Supervisory Commission of Taiwan and the Central Bank of Ireland, respectively. One of our subsidiaries also holds a business registration for cross-border discretionary investment management and investment advisory in South Korea as granted by Korea’s Financial Services Commission.

Many of the non-U.S. securities exchanges and regulatory authorities have imposed rules (and others may impose rules) relating to capital requirements applicable to our foreign subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity, and require that a minimum amount of assets be kept in relatively liquid form.

Employees

As of December 31, 2019, we had 2,335 full-time-equivalent employees. None of our employees are represented by a labor union.

Available Information

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments thereto as soon as reasonably practical after such filings are made with the SEC. These reports may be obtained through our Investor Relations website (http://janushenderson.com/ir). The contents of our website are not incorporated herein for any purpose. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Charters for the Audit Committee, Compensation Committee, Risk Committee, and Nominating and Corporate Governance Committee of our Board of Directors, our Corporate Governance Guidelines, our Code of Business Conduct, and our Officer Code of Ethics for the Chief Executive Officer and Senior Financial Officers (our “Senior Officer Code”) are posted on the Investor Relations website (http://janushenderson.com/ir) and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to our Senior Officer Code and our Code of Business Conduct or any waivers thereof. The information on our website is not incorporated by reference into this report.

Corporate Information

We are a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK. Our registered address in Jersey, Channel Islands is 47 Esplanade, St Helier, Jersey JE1 0BD. Our principal business address is 201 Bishopsgate, London, EC2M 3AE, United Kingdom, and our telephone number is +44 (0)20 7818 1818.

We are a “foreign private issuer” as defined in Rule 3b-4 promulgated by the SEC under the Exchange Act and in Rule 405 under the Securities Act. As a result, we are eligible to file our annual reports pursuant to Section 13 of the Exchange Act on Form 20-F (in lieu of Form 10-K) and to file our interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, we have elected to file our annual, interim and current reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers.

Pursuant to Rule 3a12-3 under the Exchange Act regarding foreign private issuers, our proxy solicitations are not subject to the disclosure and procedural requirements of Regulation 14A under the Exchange Act, and transactions in our equity securities by our officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the Exchange Act.

ITEM 1A. RISK FACTORS

An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time to time in our periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. Any of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.

Market and Investment Performance Risks

Our results of operations and financial condition are primarily dependent on the value, composition and relative investment performance of our AUM, all of which are subject to fluctuation caused by factors outside of our control.

We derive our revenues primarily from investment management and related services we provide to institutional and retail investors worldwide through our investment products. Our investment management fees typically are calculated as a percentage of the market value of our AUM. Certain of our investment products are also subject to performance fees, which vary based on a product’s relative performance as compared to a benchmark index. As a result, our revenues are dependent on the value, composition and investment performance of our AUM, all of which are subject to fluctuation caused by factors outside of our control.

Factors that could cause our AUM and revenue to decline include the following:

●

Declines in equity markets. Our AUM are concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, and geopolitical and economic risks. Declines in the equity markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●Declines in fixed income markets. Fixed income investment products may decline in value as a result of many factors, principally increases in interest rates, changes in currency exchange rates, changes in relative yield among instruments with different maturities, geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations. Declines in the fixed income markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●

Relative investment performance. Our investment products are often judged on their performance as compared to benchmark indices or peer groups, and are also judged on an absolute return basis. Any period of underperformance by our investment products relative to peers may result in the loss of existing assets and affect our ability to attract new assets. In addition, as of December 31, 2019, approximately 17% of our AUM was subject to performance fees. Performance fees on our investment products are based either on investment performance as compared to an established benchmark index or on positive absolute return over a specified period of time. Further, certain of our U.S. mutual fund contracts representing approximately 13% of our AUM at December 31, 2019, are subject to fulcrum performance fees, which can be negative as well as positive. If our investment products that are subject to performance fees underperform their respective benchmark indices or produce a negative absolute return for a defined period, our revenue and thus our results of operations and financial condition may be adversely affected. In addition, performance fees subject our revenue to increased volatility.

Our revenue and profitability would be adversely affected by any reduction in our AUM as a result of redemptions and other withdrawals from the funds and accounts we manage.

Investors may reduce their investments in the funds and accounts we manage, or reduce their investments generally, for many reasons, including:

●in response to adverse market conditions;

●to pursue other investment opportunities;

●to reallocate investments to lower-fee strategies;

●to take profits from their investments;

●as a result of poor investment performance of the funds and accounts we manage;

●as a consequence of damage to our reputation; or

●due to portfolio risk characteristics, which could cause investors to move assets to other investment managers.

Poor performance of our investment products relative to competing products provided by other investment management firms tends to result in decreased sales, increased redemptions and reductions in our AUM, with corresponding decreases in revenue. Failure of our funds and accounts to perform well could, therefore, have a material adverse effect on our results of operations and financial condition.

Changes in the value of our seeded investment products could adversely affect our earnings and financial condition.

We have a significant seed portfolio. Periodically, we add new investment strategies to our investment product offering and provide the initial cash investment or “seeding” to facilitate the launch of the new product. We may also provide substantial supplemental capital to an existing investment product to accelerate the growth of a strategy and attract outside investment in the product. A decline in the valuation of these seeded investments could negatively impact our earnings and financial condition.

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results.

The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.

Disruptions in the markets, market participants and to the operations of third parties whose functions are integral to our ETN and ETF platforms, collectively referred to as ETPs, may adversely affect the prices at which ETPs trade, particularly during periods of market volatility.

The trading price of an ETP’s shares or units fluctuates continuously throughout trading hours. While an ETP’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETP’s shares or units normally will trade at prices close to the ETP’s net asset value (“NAV”), exchange prices may deviate significantly from the NAV. ETP market prices are subject to numerous potential risks, including significant market volatility, imbalances in supply and demand, trading halts invoked by a stock exchange, the inability or unwillingness of market markers, authorized participants, or settlement systems or other market participants to perform functions necessary for an ETP’s arbitrage mechanism to function effectively. If market events lead to instances where an ETP trades at prices that deviate significantly from the ETP’s NAV or indicative value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETP products and sell their holdings, which may cause the AUM of ETFs, the principal amount outstanding of ETNs, revenue and earnings to decline.

Illiquidity in certain securities in which we invest may negatively impact the financial condition of our investment products and may impede our ability to effect redemptions.

Some of our funds or mandates invest in certain securities or other assets in which the secondary trading market is illiquid or in which there is no secondary trading market at all. Illiquidity may occur with respect to the securities of a specific issuer, of issuers within a specific industry or sector, of issuers within a specific geographic region or regions, with respect to an asset class or an investment type, or with respect to the market as a whole. An illiquid trading market may increase market volatility and may make it impossible for funds or mandates to sell investments promptly without suffering a loss. This may have an adverse impact on the investment performance of such funds and mandates and on our AUM, revenues and results of operations.

Investors in certain funds we manage have contractual terms that provide for a shorter notice period for redemptions or withdrawals than the time period during which these funds may be able to sell underlying investments within the fund. This liquidity mismatch may be exacerbated during periods of market illiquidity and, in circumstances in which there are high levels of investor redemptions, it may be necessary for us to impose restrictions on redeeming investors or suspend redemptions. Such actions could increase the risk of legal claims by investors and regulatory investigations and/or fines and may adversely affect our reputation.

We could be adversely impacted by changes in assumptions used to calculate pension assets and liabilities.

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (the “UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2017, the UK Pension Scheme had a surplus of £12.0 million on a technical provision basis. We may be required to increase our contributions in the future to cover any increased funding shortfall and/or expenses in the UK Pension Scheme, which could adversely impact our results and financial condition.

In addition the following issues could adversely affect the funding of the defined benefits under the UK Pension Scheme and materially affect our funding obligations: (i) poorer than anticipated investment performance of pension fund investments; (ii) the trustees of the UK Pension Scheme switching investment strategy to one with a lower weighting of return seeking assets; (iii) changes in the corporate bond yields which are used in the measurement of the UK Pension Scheme’s liabilities; (iv) longer life expectancy (which will make pensions payable for longer and therefore more expensive to provide, whether paid directly from the UK Pension Scheme or secured by the purchase of annuities); (v) adverse annuity rates (which tend, in particular, to depend on prevailing interest rates and life expectancy), as these will make it more expensive to secure pensions with an insurance company; (vi) a change in the actuarial assumptions by reference to which our contributions are assessed, for example, changes to assumptions for long-term price inflation; (vii) any increase in the risk-based levy assessed by and payable to the Pension Protection Fund by the UK Pension Scheme; (viii) other events occurring that make past service benefits more expensive than predicted in the actuarial assumptions by reference to which our past contributions were assessed; (ix) changes to the regulatory regime for funding defined benefit pension schemes in the UK; and (x) the UK Pensions Regulator exercising its power to trigger a winding up of the UK Pension Scheme, thereby making us liable for any deficit in the UK Pension Scheme’s funding (although, in practice, it is assumed that the Pensions Regulator would be unlikely to exercise these powers while we continue to fund the UK Pension Scheme appropriately).

The global scope of our business subjects us to currency exchange rate risk that may adversely impact revenue and income.

We generate a substantial portion of our revenue in pounds sterling, euro and Australian dollars. As a result, we are subject to foreign currency exchange risk relative to the U.S. dollar (“USD”), our financial reporting currency, through our non-U.S. operations. Fluctuations in the exchange rates to the USD may affect our financial results from one period to the next. In addition, there is risk associated with the foreign exchange revaluation of balances held by certain of our subsidiaries for which the local currency is different from our functional currency.

We could be impacted by counterparty or client defaults.

In periods of significant market volatility, the deteriorating financial condition of one financial institution may materially and adversely impact the performance of others. We, and the funds and accounts we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties across the financial industry. As a result, we and our managed funds and accounts, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

Business and Strategic Risks

We may fail to successfully implement a strategy for the combined business, which could negatively impact our AUM, results of operations and financial condition.

Through the combination of JCG and Henderson, we intended to establish an independent, active asset manager with a globally relevant brand, footprint, investment proposition and client service. No assurance can be given that we will successfully achieve this objective or that our achievement of this objective will lead to increased revenue and net income, or to the creation of shareholder value. The failure to successfully implement a strategy for JHG could adversely affect our AUM, results of operations and financial condition.

We operate in a highly competitive environment, and revenue from fees may be reduced.

The investment management business is highly competitive. In recent years, established firms and new entrants to the asset management industry have expanded their application of technology, including the use of robo advisers, to provide services to clients. Our traditional fee structures may be subject to downward pressure due to these factors. Moreover, in recent years there has been a trend toward lower fees in the investment management industry, as evidenced by the movement toward passively managed mutual funds and the growth of lower cost funds such as exchange traded, smart beta and quantitative funds. Fees for actively managed investment products may continue to come under increased pressure if such products fail to outperform returns for comparable passively managed products or as a consequence of regulatory intervention. Fee reductions on existing or future new business, as well as changes in regulations pertaining to fees, could adversely affect our results of operations and financial condition. Additionally, we compete with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to adequately compete could adversely affect our AUM, results of operations and financial condition.

Our success depends on our key personnel, and our financial performance could be negatively affected by the loss of their services.

The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is characterized by the frequent movement of portfolio managers, analysts and salespeople among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could affect our ability to retain key personnel and could result in legal claims. In order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense. Existing and newly enacted or adopted laws and regulations could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. There can be no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key personnel, particularly those personnel responsible for managing client funds that account for a high proportion of our revenue, could cause us to lose clients, which could have a material adverse effect on our AUM, results of operations and financial condition.

We are dependent upon third-party distribution channels to access clients and potential clients.

Our ability to market and distribute our investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker dealers, financial advisors, multi- managers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and competitive with, products offered by us. In addition, our existing relationships with third party distributors and access to new distributors could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products or increased competition to access third-party distribution channels. Moreover, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional regulations could lead to further changes, potentially resulting in reduced distribution of certain of our products. Our inability to access clients through third-party distribution channels could adversely affect our business prospects, AUM, results of operations and financial condition.

The global scope of our business subjects us to market-specific political, economic and other risks that may adversely impact our revenue and income generated overseas.

Our global portfolios and revenue derived from managing these portfolios are subject to significant risks of loss as a result of political, economic and diplomatic developments; currency fluctuations; social instability; changes in governmental policies; regulation and enforcement; expropriation; nationalization; asset confiscation; and changes in legislation related to non-U.S. ownership.

Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including local acts of terrorism, political protests, insurrection or other economic, business, social or political crises.

Global economic conditions also affect the mix, market values and levels of our AUM and are difficult to predict as they can be exacerbated by war, terrorism, natural disasters or financial crises; changes in the equity, debt or commodity marketplaces; changes in currency exchange rates, interest rates, inflation rates and the yield curve; defaults by trading counterparties; bond defaults; revaluation and bond market liquidity risks; geopolitical risks; the imposition of economic sanctions; the outbreak of pandemics such as the novel coronavirus (“COVID-19”); and other factors. Political events in any country or region could result in significant declines in equity and/or fixed income securities with exposure to such a country or region and, to the extent that we have a concentration of AUM in such a country or region, could result in a material adverse effect on our AUM, results of operations and financial condition.

In addition, international trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain our authorizations in their respective markets. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors. As our business grows in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets may have a negative impact on the long-term investment climate in these and other areas, and, as a result, our AUM and the revenue and income we generate from these markets may be negatively affected.

Our reputation is critical to the success of our business. Harm to our reputation or poor investment performance of our products could reduce our AUM and affect sales, which could adversely affect our revenue and net income.

We believe that our brand name is well-received both in the asset management industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce their investments in, or withdraw entirely from, funds we manage, or funds may terminate or reduce AUM under their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in revenue and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is also critical to the success of our business. Strong investment performance has historically stimulated sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past, and could in the future, lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of our AUM and reducing our management fees, and may have an adverse effect on our revenue and net income. No assurance can be given that past or present investment performance in the investment products we manage is indicative of future performance.

Our reputation could also be damaged by factors such as:

●	litigation;
●	regulatory action;
●	loss of key personnel;
●	operational failures;
●	fraud, misconduct or mismanagement, theft, loss or misuse of client data by our personnel or third parties;
●	failure to manage conflicts of interest or satisfy fiduciary responsibilities; and

●	negative publicity or press speculation (whether or not any such allegations or claims are valid or ultimately disproved, dismissed or withdrawn).

Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to its reputation or performance, and the Group’s future business prospects would likely be affected.

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

At December 31, 2019, our goodwill and intangible assets totaled $4,592.9 million. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under accounting pronouncements generally accepted in the United States of America (“U.S. GAAP”), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our AUM, results of operations and financial condition.

Our business depends on investment management agreements that are subject to termination, non-renewal or reductions in fees.

We derive revenue from investment management agreements with investment funds, institutional investors and other investors. With respect to investment management agreements with U.S. mutual funds, these agreements may be terminated by either party with notice, or in the event of an “assignment” (as defined in the Investment Company Act) and must be approved and renewed annually by the independent members of each fund’s board of directors or trustees or its shareholders, as required by law. In addition, the board of directors or trustees of certain investment funds and institutional and other investors generally may terminate their investment management agreements upon written notice for any reason and without penalty. U.S. mutual funds, investment funds or other investors may choose to exercise such termination rights at any time. In addition, the annual review of U.S. mutual funds investment management agreements, as required by law, could result in a reduction in our advisory fee revenues. The termination of or failure to renew one or more of these agreements could have a material adverse effect on our AUM, results of operations and financial condition.

Our expenses are subject to fluctuations that could materially affect our operating results.

Our results of operations are dependent on our level of expenses, which can vary significantly for many reasons, including:

●	changes in the level and scope of our operating expenses in response to market conditions or regulations;
●

variations in the level of total compensation expense due to, among other things, changes in bonuses, stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, market performance and inflation;

●	expenses incurred to support distribution of our investment strategies and services;
●	expenses incurred to develop new strategies and services;
●	expenses incurred to enhance our technology, compliance and other infrastructure;

●	impairments of intangible assets or goodwill; and
●	the impact of inflation.

Increases in the level of our expenses, or our inability to reduce the level of expenses when necessary, could materially affect our operating results.

Failure to properly address conflicts of interest could harm our reputation, business and results of operations.

As part of our business we are required to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of JHG or our employees. The willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, failure to appropriately manage potential or perceived conflicts or the crystallization of a conflict of interest could give rise to litigation or regulatory enforcement actions.

Operational and Technology Risks

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information or as a result of cyberattacks.

We depend on the continued effectiveness of our information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through such systems.

As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data, is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, we may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Any breach or other failure of our technology systems, including those of third parties with which we do business, or any failure to timely and effectively identify and respond to a breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Our use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile technology and cloud service providers to adequately safeguard their systems to prevent cyberattacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. Moreover, loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

The increasing prevalence and sophistication of cyberattacks generally and the heightened profile of JHG as a result of our increased scale and breadth of our global activities may result in an increase in the volume and sophistication of cyberattacks on us specifically. This may increase the investment required to minimize the risk of harm to our business and potentially increase the risk that, despite such investment, we will be a victim of a successful cyberattack. Recent well-publicized security breaches at other companies have exposed failings by companies to keep pace with the threats posed by cyberattackers and have led to increased government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks. This may result in future heightened cyber-security requirements, including additional regulatory expectations for oversight of vendors and service providers, which could lead to increased costs or fines or public censure, which could lead to a damaged reputation and loss of customers (and a decrease in AUM, lower revenue and reduced net income) as a result.

Due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them are subject to a successful cyberattack or other information security event, including those arising from the use of mobile technology or a third-party cloud environment. Certain software applications that we use in our business are licensed by, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Also, such third-party applications may include confidential and proprietary data provided by vendors and by us. We may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data, for losses related to the data, or if data we provide is deemed to infringe upon the rights of others.

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. For example, effective from May 2018, the EU significantly increased the potential penalties for noncompliance with requirements for the handling and maintenance of personal and sensitive data concerning customers and employees. Our failure to comply with these requirements could result in penalties of up to 4% of our global revenues, adverse regulatory actions and/or harm to our reputation. While we strive to comply with all applicable laws and regulations, any failure by us to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations and financial condition.

Intech’s investment process is highly dependent on key employees and proprietary software.

Intech uses a proprietary investment process (which relates to approximately 12% of our AUM as of December 31, 2019), which is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key Intech employees. If Intech is unable to retain key personnel or properly transition key personnel responsibilities to others, if the mathematical investment strategies developed by Intech fail to produce the intended results, or if errors occur in the development or implementation of Intech’s mathematical models, Intech may not be able to maintain its historical level of investment performance, which could adversely affect our AUM, results of operations and financial condition, and could also result in legal claims against us or regulatory investigations with respect to our operations.

Failure to maintain adequate controls and risk management policies, the circumvention of controls and policies, or fraud, as well as failure to maintain adequate infrastructure or failures in operational or risk management processes and systems could have an adverse effect on our AUM, results of operation and financial condition.

We have a comprehensive risk management process and continuously look to enhance the various controls, procedures, policies and systems we use to monitor and manage risks to our business. However, there can be no assurances that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our controls, policies and procedures. Any operational errors or negligence by our employees, or others acting on our behalf, or weaknesses in the internal controls over those processes could result in losses for us, and we may be required to compensate clients for losses suffered and/or regulatory fines. Persistent or repeated incidents involving conflicts of interest, circumvention of policies and controls, fraud or insider trading could have a materially adverse impact on our reputation and could lead to costly regulatory inquiries.

Our business is also highly dependent on the integrity, security and reliability of our information technology systems and infrastructure. If any of our critical systems or infrastructure do not operate properly or are disabled, our ability to perform effective investment management on behalf of our clients could be impaired. In addition, if we fail to maintain an infrastructure commensurate with the size and scope of our business, our productivity and growth could be negatively affected, which could have an adverse impact on our AUM, results of operations and financial condition.

Insurance may not be available on a cost-effective basis to protect us from potential liabilities.

We face the inherent risk of liability related to litigation from clients and third-party vendors, actions taken by regulatory agencies, and costs and losses associated with cyber incidents. To help protect against these potential liabilities, we have purchased insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits, that an insurer will meet its obligations regarding coverage, or that insurance coverage will continue to be available on a cost-effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive cost. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Our business may be vulnerable to failures of support systems and client service functions provided by third-party vendors.

Our client service capabilities as well as our ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are significantly dependent on communication and information systems and services provided by third-party vendors. The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client services to the shareholders of funds and other investment products we manage are essential to our operations. Any delays, errors or inaccuracies in pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could impact client relationships, result in financial losses and potentially give rise to regulatory actions and claims against us.

We depend on third-party service providers and other key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles, and other distribution and operational needs. If our third-party service providers or other key vendors fail to fulfill their obligations, experience service interruptions, cease providing their services on short notice or otherwise provide inadequate service, it could lead to operational and regulatory problems, including with respect to certain of our products, which could result in losses, enforcement actions, or reputational harm, and which could negatively impact our AUM, results of operations and financial condition.

Our inability to recover successfully, should we experience a disaster or other business continuity problem, could cause material financial loss, regulatory actions, legal liability and/or reputational harm.

Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including the UK, the U.S., Luxembourg and Australia. Should we, or any of our critical service providers, experience a significant local or regional disaster or other business continuity event, such as an earthquake, hurricane, tsunami, terrorist attack, epidemic or other natural or man-made disaster, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our technology, computer, telecommunications and other systems and operations that are critical to our business. We have developed various backup systems and contingency plans, but no assurance can be given that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we will rely to varying degrees on outside vendors for disaster recovery support, and no assurance can be given that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could damage our reputation and lead to a loss of customers and have an adverse effect on our AUM, revenue and net income.

Our ability to maintain our credit ratings, and to access the capital markets in a timely manner should we seek to do so, depends on a number of factors.

Our access to the capital markets depends significantly on our credit ratings. In addition our credit facility borrowing rates are tied to our credit ratings. A reduction in our long-term credit ratings could increase our borrowing costs and could limit our access to the capital markets. Volatility in global financial and capital markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Our indebtedness could adversely affect our financial condition and results of operations.

Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt servicing requirements or other purposes. Debt servicing requirements may increase our vulnerability to adverse economic, market and industry conditions; limit our flexibility in planning for or reacting to changes in business operations or to the asset management industry overall; and place us at a disadvantage relative to competitors that have lower debt. Any or all of the above factors could adversely affect our AUM, results of operations and financial condition.

Legal and Regulatory Risks

Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.

From time to time, we receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. In addition, from time to time, we are named as a party in litigation. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Among other things, such matters may result in fines, censure, legal damages, suspension of personnel, revocation of licenses and reputational damage, which may reduce our sales and increase redemptions. Eventual exposures from and expenses incurred relating to any examinations, investigations, litigation, and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

We operate in an industry that is highly regulated in most countries, and any enforcement action or changes in the laws or regulations governing our business could adversely affect our AUM, results of operations or financial condition.

Like all investment management firms, our activities are highly regulated in almost all countries in which we conduct business, including the U.S., the UK, Europe, Australia, Singapore and other international markets. A substantial portion of the products and services we provide are regulated by one or more of the following:

●

the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) in the U.S.;

●	the Financial Conduct Authority (“FCA”) in the UK;
●	the Australian Securities and Investments Commission (“ASIC”);
●	the Monetary Authority of Singapore (“MAS”); and
●	the Commission de Surveillance du Secteur Financier (“CSSF”) in Luxembourg.

In addition, subsidiaries operating in the EU are subject to various EU directives, which are implemented by member state national legislation, and regulations, which are directly applicable without further implementation. Our operations elsewhere in the world are regulated by similar regulatory organizations.

Laws and regulations applied at the international, national, state or provincial and local levels generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities; to conduct examinations, risk assessments, investigations and capital adequacy reviews; and to impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements that negatively impact the way in which we conduct business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions that could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or key personnel, or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact revenues, any of which could have an adverse impact on our results of operations or financial condition.

The regulatory environment in which we operate changes frequently and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise developed in multiple jurisdictions globally in recent years, and various other proposals remain under consideration by legislators, regulators and other government officials and public policy commentators. Certain enacted provisions and other proposals are potentially far-reaching and, depending upon their implementation, could increase the cost of offering mutual funds and other investment products and services and have material adverse effects on our business, results of operations or financial condition.

Proposed Changes in the U.S. Regulatory Framework

In the U.S., the government and other institutions have taken action, and may continue to take further action, in response to volatility in the global financial markets. For example, the Dodd-Frank Act was signed into law in July 2010. Certain provisions of the Dodd-Frank Act have required us, and other provisions will or may require us, to change and or impose new limitations on the manner in which we conduct business. More generally, the Dodd-Frank Act has increased our regulatory burdens and related compliance costs. Rulemaking is still ongoing for the Dodd-Frank Act, and any further actions could include new rules and requirements that may be applicable to us, the effect of which could have additional adverse consequences to our business, results of operations or financial condition. The Trump administration has indicated a desire to repeal, revise or replace aspects of the Dodd-Frank Act, but the timing and details on specific proposals are uncertain.

Regulators also continue to examine different aspects of the asset management industry. For example, in December 2014, the then-chairperson of the SEC announced a comprehensive agenda for regulatory change governing the U.S. asset management industry and directed SEC staff to develop a five-part series of new regulations addressing the topics of enhanced portfolio reporting, liquidity risk management, leverage and use of derivatives, adviser wind-up, and stress testing for funds and advisers. This resulted in new regulations regarding enhanced portfolio reporting (Investment Company Reporting Modernization Reforms) and liquidity risk management (Investment Company Liquidity Risk Management Rules). The SEC has proposed a new rule that would materially restrict the manner in which many investment companies use derivatives transactions (swaps, futures and forwards) and financial commitment transactions (reverse repurchase agreements, but not repurchase agreements), short sale borrowings or any other firm or standby financial commitment. In June 2019, the SEC adopted Regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct for broker-dealers and associated persons. Since then, states and other fiduciary rule initiatives and challenges have been raised. These new industry rules can be expected to add additional reporting, operational and compliance costs, and may affect the development of new products. It is unclear whether any of the former SEC chairperson’s other initiatives will result in any new rulemaking.

The FSOC has the authority under the Dodd-Frank Act to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies determined to be “systemically important” for supervision by the Federal Reserve. To date, the FSOC has not designated any asset management firms or funds as a systemically important financial institution. In the unlikely event that such designation was to occur, we would be subject to significantly increased levels of regulation, including, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.

The full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed, and regulatory reform initiatives and enforcement agendas pursued by regulators such as the SEC and the DOL (which have separately expressed support for investor protection initiatives that may impact how and to whom certain investment products can be distributed in the U.S.), is impossible to determine. These changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact us in other ways that could have a material adverse impact on our business, results of operations or financial condition. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and these changes may result in the incurrence of other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment.

Changes in the European Union Regulatory Framework

The EU has promulgated or is considering various new or revised directives pertaining to financial services, including investment managers. Such directives are progressing at various stages and either has been or will be implemented by national legislation of member states. The MiFID II is an example of such regulation, which seeks to promote a single market for wholesale and retail transactions in financial instruments. MiFID II, which was effective on January 3, 2018, addresses the conduct of business rules for intermediaries providing investment services and the effective, efficient and safe operation of financial markets. Key elements of MiFID II in relation to investor protection measures include changes to the extent to which retrocessions may be paid and provisions regarding the use of trading commissions to fund research. Further such regulatory changes may have a direct impact on the revenue of our business should they result in operational changes and may increase operational or compliance costs.

Various regulators have promulgated or are considering other new disclosure or suitability requirements pertaining to the distribution of investment funds and other investment products or services, including enhanced standards and requirements pertaining to disclosures made to retail investors at the point of sale. We do not believe implementation of these directives will fundamentally change the asset management industry or cause us to reconsider our fundamental strategy, but certain provisions may require us to change or impose new limitations on the manner in which we conduct business and may result in increased fee and margin pressure from clients. They also have increased regulatory burdens and compliance costs and will or may continue to do so. Certain provisions, such as MiFID II, may have unintended adverse consequences on the liquidity or structure of the financial markets. Similar regulations are being implemented or considered in other jurisdictions where we do business and could have similar effects.

In addition, a new EU law provides that, effective June 2021, a revised prudential regime will be applicable to our EU subsidiaries that are investment firms for the purposes of MiFID II. In summary, such investment firms will be subject to a new prudential framework, replacing the requirements set out in the Capital Requirements Directives III (“CRD III”). “K-factors” will be used in the classification of investment firms and in the new capital requirements methodology for investment firms. K-factors are quantitative indicators intended to represent the risks that an investment firm can pose to customers, to market access or liquidity, and to the firm itself. Investment firms could be subject to revised regulatory capital, remuneration and governance standards. The European Commission also intends to use the new regime to tighten requirements relating to the supervision of firms with parent undertakings in third countries. The aim of the framework is to simplify the prudential classification of investment firms and establish a single harmonized approach to their prudential requirements. It also seeks to increase proportionality and risk-sensitivity, and reduce the complexity of the existing system.

In April 2018, the FCA published a policy statement outlining its feedback and final rules relating to its Asset Management Market Study. The final rules and guidance cover a number of areas, including a requirements for managers of UK funds to (i) make an annual assessment of value (as part of their duty to act in the best interests of the investors in their funds), (ii) appoint a minimum of two independent directors to the boards of companies managing UK- domiciled funds and (iii) publish additional information regarding benchmarks and performance targets for such funds. The final rules and guidance have a staged implementation, which began in 2019 and will finish in 2020. The European Securities and Markets Authority (“ESMA”) also adopted guidance regarding fund benchmarks in March 2019 which was inspired by that of the FCA and must be implemented along a similar timetable.

The full impact of potential legal and regulatory changes or possible enforcement proceedings on our business cannot be predicted. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements, including costs related to information technology systems, or may impact us in other ways that could have an adverse impact on our results of operations or financial condition, including by placing further downward pressure on fees. Similarly, regulatory enforcement actions that impose significant penalties or compliance obligations or that result in significant reputational harm could have similar adverse effects on us. Moreover, certain legal or regulatory changes could require us to modify our strategies, business or operations, and could require us to invest significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also put additional pressure on our fee levels.

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts on our business of future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of our service providers and, to the extent such providers alter their services or increase their fees, it may impact our expenses or those of the products we offer.

Regulators may impose increased capital requirements on us, which could negatively impact our ability to return capital or pay dividends to our shareholders and adversely affect our results of operations and financial condition.

Regulators typically have broad discretion to impose increased regulatory capital requirements on the regulated entities within their jurisdiction. It is possible that the regulatory capital requirements that currently apply to our business could be increased. For example, there are EU proposals which, if introduced, would mean a revised prudential regime would be applicable to our EU subsidiaries that are investment firms for the purposes of MiFID II. The imposition of increased regulatory capital requirements could negatively impact our ability to return capital or pay dividends to shareholders, restrict our ability to make future acquisitions or, should we be required to raise additional capital, negatively impact our results of operations and financial condition.

Failure to comply with client contractual requirements and/or investment guidelines could negatively impact our AUM, results of operations and financial condition.

Many of the investment management agreements under which we manage assets or provide services specify investment guidelines or requirements that we are required to observe. Laws and regulations also impose similar requirements for certain accounts. A failure to follow these guidelines or requirements could result in damage to our reputation or in clients seeking to recover losses, withdrawing their assets or terminating their contracts, any one of which could cause revenues and profitability to decline. In addition, breach of these investment guidelines or requirements could result in regulatory investigation, censure and/or fines.

The exit of the UK from the European Union could adversely impact our business, results of operations and financial condition.

On January 31, 2020, the UK left the EU, commonly referred to as “Brexit.” Under the terms of the Brexit withdrawal agreement between the UK and the EU, the UK has entered a transition period whereby it is no longer a member of the EU but will remain a member of the single market and customs union until December 31, 2020. The purpose of the transition period is to provide time for the UK and the EU to negotiate their future relationship. Arrangements for trade with the EU will remain essentially unchanged until the end of the transition period. EU law will continue to apply in the UK during the transition period and therefore passporting will continue, as will consumer rights and protections derived from EU law. At the end of the transition period, the UK’s relationship with the EU will be determined by the new agreements it will enter into on trade and other areas of co-operation. In the absence of the UK and the EU agreeing on a trade deal to begin when the transition period ends, or agreeing on an extension to the transition period, the UK will exit the transition period on December 31, 2020, trading on World Trade Organization terms with the EU. Other areas of co-operation between the UK and the EU may also be affected if no deal is reached.

We remain headquartered in the UK and conduct business in Europe through our subsidiaries and branches in the EU as well as conducting cross-border business into the EU from the UK. Depending on the final terms of the UK’s withdrawal from the EU, and despite steps we have already undertaken in preparation for the UK’s withdrawal from the EU, we will face additional costs, including possibly additional taxation, and other challenges, including new impediments to conducting EU business and costs of restructuring and other changes to facilitate continuing European business activities. Should UK-based asset management firms lose their current level of access to the single EU market as a result of the UK’s withdrawal from the EU, we may incur additional costs due to having to relocate additional activities to a location within the EU.

A decline in trade between the UK and EU could affect the attractiveness of the UK as a global investment center and could have a detrimental impact on UK economic growth. Although we have a diverse international customer base, our results could be adversely affected by the market impacts of reduced UK economic growth and greater volatility in the pound sterling. There could also be changes to UK and EU immigration policies as a result of the UK’s withdrawal from the EU, which could lead to restrictions on the free movement of investment and support staff between the UK and the EU.

Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

We may not manage risks associated with the replacement of benchmark indices effectively.

The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates introduces a number of risks for our business, our clients and the financial services industry more widely. These includes legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required; financial risks, arising from any changes in the valuation of financial instruments linked to benchmark indices; pricing risks, as changes to benchmark indices could impact pricing mechanisms on some instruments; operational risks, due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes; and conduct risks, relating to communications with a potential impact on customers and engagement during the transition away from benchmark indices such as LIBOR.

It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur over the course of the next few years. The FCA, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that the FCA will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. Accordingly, it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect us. However, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition.

We may be subject to claims of lack of suitability.

If our clients suffer losses on funds or investment mandates we manage, they may seek compensation from us on the basis of allegations that these funds or mandates were not suitable for them or that the fund prospectuses or other marketing materials contained material errors or were misleading. Despite the controls relating to disclosure in fund prospectuses and marketing materials, it is possible that such action may be successful, which in turn could adversely affect our business, financial condition and results of operations. Any claim for lack of suitability could also result in a regulatory investigation, censure or fines, and may damage our reputation.

As a foreign private issuer, we are not subject to certain U.S. securities law disclosure requirements that apply to domestic U.S. issuers, which may limit the information publicly available to our shareholders.

As a foreign private issuer, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act and, therefore, there may be less publicly available information about us than if we were a U.S. domestic issuer. For example, we are not subject to the proxy rules in the U.S. and disclosure with respect to our annual meetings is governed by Jersey law and ASX requirements. In addition, our officers, directors and significant shareholders are exempt from the reporting and “short swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, our shareholders may not know on a timely basis when the company’s officers, directors and significant shareholders purchase or sell shares.

Risks Related to Taxes

Changes to tax laws could adversely affect us.

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, UK and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and any changes in our mix of earnings from these taxing jurisdictions affect the overall effective tax rate and the amount of tax payable by us.

Our tax affairs will, in the ordinary course of business, be reviewed by tax authorities, which may disagree with certain positions that we have taken or will take in the future and assess additional taxes. We regularly assess the likely outcomes of such tax inquiries, investigations or audits in order to determine the appropriateness of their respective tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these inquiries, investigations or audits, and the actual outcomes of these inquiries, investigations or audits could have a material impact on our financial results.

As a result of the Merger, the IRS may assert that we are to be treated as a domestic corporation or otherwise subject to certain adverse consequences for U.S. federal income tax purposes.

Although we are a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK, the U.S. Internal Revenue Service (the “IRS”) may assert that, as a result of the Merger, we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to section 7874 of the U.S. Internal Revenue Code of 1986, as amended (“Section 7874”).

Section 7874 provides that if, following an acquisition of a U.S. corporation by a non-U.S. corporation, at least 80% of the acquiring non-U.S. corporation’s stock (by vote or value) is considered to be held by former shareholders of the U.S. corporation by reason of holding stock of such U.S. corporation (such percentage referred to as the “ownership percentage” and such test referred to as the “80% ownership test”), and the “expanded affiliated group,” which includes the acquiring non-U.S. corporation, does not have substantial business activities in the country in which the acquiring non-U.S. corporation is created or organized, then the non U.S. corporation would be treated as a U.S. corporation for U.S. federal income tax purposes even though it is a corporation created and organized outside the U.S.

We do not believe that the 80% ownership test was satisfied as a result of the Merger. If the 80% ownership test were satisfied and, as a result, we were treated as a U.S. corporation for U.S. federal income tax purposes, we could be liable for substantial additional U.S. federal income tax on our operations and income. Additionally, if we were treated as a U.S. corporation for U.S. federal income tax purposes, non-U.S. Shareholders would generally be subject to U.S. withholding tax on the gross amount of any dividends we pay to such shareholders.

Section 7874 also provides that if, following an acquisition of a U.S. corporation by a non-U.S. corporation, the ownership percentage is equal to or greater than 60% but less than 80% (such test referred to as the “60% ownership test”), then the U.S. corporation and its affiliates could be prohibited from using their foreign tax credits or other U.S. federal tax attributes to offset the income or gain recognized by reason of the transfer of property to a non-U.S. related person or any income received or accrued by reason of a license of any property by such U.S. entity to a non-U.S.-related person. Further, certain JCG stock compensation held directly or indirectly by management prior to the Merger would be subject to an excise tax at a rate equal to 15%. In addition, under U.S. Treasury temporary regulations, our ability to integrate certain non-U.S. operations or to access cash earned by non-U.S. subsidiaries may be limited. We do not believe that the 60% ownership test was satisfied as a result of the Merger.

Because there is only limited guidance on the manner in which the ownership percentage is to be determined, there can be no assurance that the IRS will agree with the position that we are to be treated as a non-U.S. corporation or that we are not to be subject to the other adverse U.S. federal income tax consequences associated with satisfying the 60% ownership test.

Jersey Company Risks

Our ordinary shares, which we refer to as our common stock, are governed by the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a U.S. state.

We are organized under the laws of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the EU. Jersey, Channel Islands, legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that the laws of Jersey, Channel Islands, will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of investors.

U.S. shareholders may not be able to enforce civil liabilities against us.

Certain of our directors and executive officers are not residents of the U.S. A substantial portion of the assets of such persons are located outside the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons.

Judgments of U.S. courts may not be directly enforceable outside of the U.S., and the enforcement of judgments of U.S. courts outside of the U.S. may be subject to limitations. Investors may also have difficulties pursuing an original action brought in a court in a jurisdiction outside the U.S. for liabilities under the securities laws of the U.S.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

We have 30 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 128,000 square feet on a long-term lease that expires in 2028. We also have significant operations in Denver, Colorado, occupying approximately 189,000 square feet of office space in two separate locations. The primary office building in Denver accounts for 81% of the total square feet of office space in Denver, and its lease expires in 2025. The remaining 27 offices total approximately 107,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs.

ITEM 3.               LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 19 – Commitments and Contingencies: Litigation and Other Regulatory Matters.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JHG Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) and our CDIs are traded on the ASX (symbol: JHG). On December 31, 2019, there were approximately 42,663 holders of record of our common stock.

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock over the five-year period ending December 31, 2019, the last trading day of 2019, and compares it to the cumulative total return on the Standard and Poor’s (“S&P”) 500 Index and the S&P Diversified Financials Index. The comparison assumes a $100 investment on December 31, 2014, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

DOLLARS
$200
$175
$150
$125
$100
$75
$50

	Dec 14	Mar 15	Jun 15	Sep 15	Dec 15	Mar 16	Jun 16	Sep 16	Dec 16	Mar 17	Jun 17	Sep 17	Dec 17	Mar 18	Jun 18	Sep 18	Dec 18	Mar 19	Jun 19	Sep 19	Dec 19
Janus Henderson Group PLC (JHG)	100	131	125	126	150	125	105	117	119	118	135	144	159	139	131	116	90	111	96	103	114
S&P 500 / Diversified Financials SUBIND (SP637.R)	100	97	98	88	91	88	88	94	110	112	117	125	137	138	133	138	123	131	139	140	154
S&P 500 Index (SP50.R)	100	101	101	95	101	103	105	109	114	120	124	130	138	137	142	153	132	150	157	159	174

Common Stock Purchases

At our 2018 Annual General Meeting, shareholders authorized us to make on-market purchases of up to 10% of our issued share capital, and this authorization was renewed at our 2019 Annual General Meeting. In March 2019, we commenced an on-market buyback program to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX. We repurchased a total of 9,437,071 shares of our common stock and CDIs for $199.9 million during the year ended December 31, 2019.

On February 3, 2020, the Board approved a new on-market share buyback program to be commenced and announced on a date to be determined by us. We intend to spend up to $200 million to repurchase our common stock on the NYSE and CDIs on the ASX as part of this buyback program, which is expected to be completed no later than the date of our 2021 Annual General Meeting. Purchases pursuant to the new buyback program after the date of our Annual General Meeting to be held on April 30, 2020, will be subject to our obtaining renewed shareholder authorization for on-market purchases at the 2020 Annual General Meeting. Further information regarding the proposed on-market buyback program will be announced immediately prior to its finalization and formal launch.

In addition, during the first quarter of 2020, we intend to purchase shares on-market for the annual share grants associated with the 2019 variable compensation payable to our employees. These purchases are unrelated to the new Board-approved share buyback program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. We purchased 1,630,669 shares at an average price of $23.33 in satisfaction of employee awards and entitlements during the year ended December 31, 2019.

The following table presents our ordinary shares purchased on-market by month during 2019, in connection with the share buyback program and in satisfaction of employee awards and entitlements.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	30,777	$22.39	—	—
February	1,531,114	23.40	—	$ 200
March	1,269,514	24.53	1,258,443	$ 169
April	11,898	22.49	—	$ 169
May	1,736,733	21.73	1,734,183	$ 131
June	1,774,971	21.21	1,772,866	$ 94
July	28,540	21.09	—	$ 94
August	2,718,106	18.70	2,715,114	$ 43
September	1,448,509	21.07	1,445,545	$ 13
October	2,361	23.07	—	$ 13
November	513,015	24.44	510,920	—
December	2,202	24.57	—	—
Total	11,067,740	$21.50	9,437,071

ITEM 6.               SELECTED FINANCIAL DATA

The selected financial data below was derived from our consolidated financial statements and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of JHG, and Part II, Item 8, Financial Statements and Supplementary Data. Data presented for the years ended December 31, 2016 and 2015, are pre-merger and are not comparable with the results presented in 2017, 2018 or 2019. Data presented for the year ended December 31, 2017, includes the impact of the Merger from May 30, 2017, through the end of the year.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions, except per share data and operating data)
Consolidated statement of comprehensive income:
Total revenues	$2,192.4	$2,306.4	$1,818.3	$1,018.2	$1,177.7
Operating expenses	1,651.5	1,656.6	1,376.0	786.1	860.4
Operating income	540.9	649.8	442.3	232.1	317.3
Operating margin	24.7%	28.2%	24.3%	22.8%	26.9%
Interest expense (1)	(15.1)	(15.7)	(11.9)	(6.6)	(20.1)
Investment gains (losses), net (2)	34.2	(40.9)	18.0	(11.7)	39.7
Other non-operating income (expenses), net	23.5	68.6	(1.0)	(1.9)	0.6
Income tax benefit (provision) (3)	(137.8)	(162.2)	211.0	(34.6)	(6.1)
Net income	445.7	499.6	658.4	177.3	331.4
Net loss (income) attributable to noncontrolling interests (4)	(18.1)	24.2	(2.9)	11.7	(1.6)
Net income attributable to JHG	$427.6	$523.8	$655.5	$189.0	$329.8
Earnings per share attributable to JHG common shareholders:
Diluted	$2.21	$2.61	$3.93	$1.66	$2.78
Weighted-average diluted common shares outstanding (in millions)	188.6	195.9	162.3	1,111.1	1,154.5
Dividends declared and paid per share:
GBP	—	—	£0.0915	£0.1040	£0.0950
USD	$1.44	$1.40	$0.64	$—	$—
Consolidated balance sheet (as of December 31):
Total assets	$7,621.7	$6,911.9	$7,272.7	$2,433.4	$2,835.2
Long-term debt (including current portion)	$316.2	$319.1	$379.2	$—	$220.9
Deferred income taxes, net	$729.1	$729.9	$752.6	$70.7	$86.3
Other non-current liabilities	$158.8	$79.2	$99.6	$39.0	$49.4
Redeemable noncontrolling interests (5)	$677.9	$136.1	$190.3	$158.0	$82.9
Cash flow:
Cash flows provided by operating activities	$463.2	$670.8	$444.1	$235.1	$388.9
Operating data (in billions):
Ending AUM	$374.8	$328.5	$370.8	$124.7	$135.6
Average AUM	$357.1	$367.7	$262.1	$129.4	$127.7
(1)	We repaid our 0.750% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) in July 2018, causing interest expense to decrease in 2019 compared to 2018. We repaid our 7.25% Senior Notes due 2016 (the “2016 Senior Notes”) in March 2016, causing interest expense to decrease in 2016 compared to 2015.
(2)	We sold our share in a joint venture in 2015, and an $18.9 million gain was recognized.

(3)	Our income tax provision in 2015 was extraordinarily low primarily due to one-off tax benefits, which included a reduction in the UK tax rate, tax benefits arising from the exercise of stock-based compensation awards and the settlement of tax positions with the UK tax authorities. Our income tax provision in 2017 includes a one-time tax benefit of $340.7 million related to new U.S. tax legislation.

(4)	Our net loss (income) attributable to noncontrolling interests primarily relate to our seeded investment products and will fluctuate based on the market value of the investments.
(5)	Changes in redeemable noncontrolling interest are due to changes in ownership and the market value of seed capital investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JANUS HENDERSON GROUP PLC

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Quantitative Equities, Multi-Asset and Alternatives.

On May 30, 2017, JHG completed a merger of equals with JCG (the “Merger”). As a result of the Merger, JCG and its consolidated subsidiaries became subsidiaries of JHG.

Segment Considerations

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the Chief Executive Officer (“CEO”), on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, we operate as a single segment investment management business.

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based upon a percentage of the market value of our AUM and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on our operating results. Additionally, our AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

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

2019 SUMMARY

2019 Highlights

●	Investment performance strengthened during 2019, with 76% and 77% of our AUM outperforming benchmarks on a three- and five-year basis, respectively, as of December 31, 2019.

●	AUM increased to $374.8 billion, up 14% from the year ended December 31, 2018, due to positive markets, partially offset by net outflows.

●	2019 diluted earnings per share was $2.21, or $2.47 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	During the year ended December 31, 2019, we completed the share buyback program and acquired 9.4 million shares of our common stock for $199.9 million.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2019, was $2,192.4 million, a decrease of $114.0 million, or (5%), from December 31, 2018. The decrease was primarily driven by a decrease in management fees due to a decline in average AUM and lower management fee margins during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Total operating expenses for the year ended December 31, 2019, were $1,651.5 million, a decrease of $5.1 million, or less than (1%), compared to operating expenses for the year ended December 31, 2018. The decrease was due to numerous items discussed in Results of Operations.

Operating income for the year ended December 31, 2019, was $540.9 million, a decrease of $108.9 million, or (17%), compared to the year ended December 31, 2018. Our operating margin was 24.7% in 2019 compared to 28.2% in 2018.

Net income attributable to JHG for the year ended December 31, 2019, was $427.6 million, a decrease of $96.2 million, or (18%), compared to the year ended December 31, 2018, due to the factors impacting revenue and operating expense discussed above. In addition, investment gains (losses), net moved favorably by $75.1 million in 2019 compared to 2018 primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments recognized in 2019. This was partially offset by a decline in other non-operating income (expense), net of $45.1 million due to fair value adjustments related to the Dai-ichi options and a gain on the sale of our back-office and middle-office functions in the U.S., both of which benefited other non-operating income (expenses), net during the year ended December 31, 2018. Also contributing to the decline in other non-operating income (expense), net was unfavorable foreign currency translation of $20.4 million. These decreases in other non-operating income (expenses), net were partially offset by a $20.0 million contingent consideration adjustment associated with Geneva Capital Management LLC (“Geneva”) due to an updated forecast recognized during the year ended December 31, 2019.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2019:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	67%	76%	80%
Fixed Income	82%	84%	92%
Quantitative Equities	37%	40%	16%
Multi-Asset	91%	91%	93%
Alternatives	94%	99%	100%
Total Group	69%	76%	77%

Assets Under Management

Our AUM as of December 31, 2019, was $374.8 billion, an increase of $46.3 billion, or 14%, from December 31, 2018, driven primarily by favorable markets of $71.7 billion, partially offset by net redemptions of $27.4 billion.

Our non-U.S. dollar (“USD”) AUM is primarily denominated in Great British pounds (“GBP”), euros (“EUR”) and Australian dollars (“AUD”). During the year ended December 31, 2019, the USD weakened against the GBP and strengthened against the EUR and the AUD, resulting in a $2.0 billion increase to AUM. As of December 31, 2019, approximately 31% of our AUM was non-USD-denominated, resulting in a net favorable currency effect, particularly in products exposed to GBP.

VelocityShares ETNs and certain index products are not included within AUM as we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $3.1 billion and $2.2 billion as of December 31, 2019 and 2018, respectively. VelocityShares index product assets not included within AUM totaled $3.0 billion and $1.7 billion as of December 31, 2019 and 2018, respectively.

Our AUM and flows by capability for the years ended December 31, 2019, 2018 and 2017, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassification	2019
By capability
Equities	$167.6	$29.2	$(41.4)	$(12.2)	$47.8	$0.8	$—	$204.0
Fixed Income	72.4	22.1	(26.0)	(3.9)	5.4	0.9	—	74.8
Quantitative Equities	44.3	1.5	(12.3)	(10.8)	11.6	0.1	—	45.2
Multi-Asset	30.2	9.4	(6.3)	3.1	6.4	0.1	—	39.8
Alternatives	14.0	3.0	(6.6)	(3.6)	0.5	0.1	—	11.0
Total	$328.5	$65.2	$(92.6)	$(27.4)	$71.7	$2.0	$—	$374.8

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2017	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassification	2018
By capability
Equities	$189.7	$33.8	$(43.9)	$(10.1)	$(10.4)	$(3.3)	$1.7	$167.6
Fixed Income	80.1	21.0	(24.8)	(3.8)	(0.8)	(3.6)	0.5	72.4
Quantitative Equities	49.9	3.7	(5.3)	(1.6)	(3.8)	(0.2)	—	44.3
Multi-Asset	31.6	7.6	(5.8)	1.8	(0.5)	(0.5)	(2.2)	30.2
Alternatives	19.5	5.0	(9.4)	(4.4)	(0.2)	(0.9)	—	14.0
Total	$370.8	$71.1	$(89.2)	$(18.1)	$(15.7)	$(8.5)	$—	$328.5

	Closing AUM							Closing AUM
	Dec. 31,			Net sales			Acquisitions &	Dec. 31,
	2016 (3)	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	disposals	2017
By capability
Equities	$63.6	$32.6	$(32.6)	$—	$21.2	$5.2	$99.7	$189.7
Fixed Income	34.7	17.2	(15.7)	1.5	1.5	3.8	38.6	80.1
Quantitative Equities	—	1.6	(5.2)	(3.6)	5.4	0.1	48.0	49.9
Multi-Asset	9.0	2.8	(3.8)	(1.0)	2.7	0.9	20.0	31.6
Alternatives	17.4	7.7	(7.6)	0.1	0.9	1.6	(0.5)	19.5
Total	$124.7	$61.9	$(64.9)	$(3.0)	$31.7	$11.6	$205.8	$370.8
(1)	Redemptions include the impact of client transfers, which could cause a positive balance on occasion.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.
(3)	AUM as of December 31, 2016, has been reclassified between capabilities following the completion of the Merger.

Closing Assets Under Management

The following table presents our closing AUM, split by client type and client location, as of December 31, 2019 (in billions):

Closing AUM
By client type	December 31, 2019
Intermediary	$172.7
Institutional	132.1
Self-directed	70.0
Total	$374.8

Closing AUM
By client location	December 31, 2019
North America	$208.8
EMEA & LatAm	111.6
Asia-Pacific	54.4
Total	$374.8

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Other investments, including over the counter derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions) will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

When a readily ascertainable market value does not exist for an investment, the fair value is calculated using a variety of methodologies, including the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors; comparable securities or relevant indices; recent financing rounds; revenue multiples; or a combination thereof. Judgment is used to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. The Fair Value Pricing Committee is responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

Third-party administrators hold a key role in the collection and validation of prices used in the valuation of the securities. Daily price validation is completed using techniques such as day-on-day tolerance movements, invariant prices, excessive movement checks and intra-vendor tolerance checks. Our data management team performs oversight of this process and completes annual due diligence on the processes of third parties.

In other cases, we and the sub-administrators perform a number of procedures to validate the pricing received from third-party providers. For actively traded equity and fixed income securities, prices are received daily from both a primary and secondary vendor. Prices from the primary and secondary vendors are compared to identify any discrepancies. In the event of a discrepancy, a price challenge may be issued to both vendors. Securities with significant day-to-day price changes require additional research, which may include a review of all news pertaining to the issue and issuer, and any corporate actions. All fixed income prices are reviewed by our fixed income trading desk to incorporate market activity information available to our traders. In the event the traders have received price indications from market makers for a particular issue, this information is transmitted to the pricing vendors.

We leverage the expertise of our fund management teams across the business to cross-invest assets and create value for our clients. Where cross investment occurs, assets and flows are identified, and the duplication is removed.

Results of Operations

The year ended December 31, 2017, includes seven months (June through December) of JCG post-merger activity, while the years ended December 31, 2018 and 2019, include JCG activity for all months in the period. This scenario creates significant variances throughout the Results of Operations when comparing activity for the years ended December 31, 2018 and 2019, to the same period in 2017. For purposes of the Results of Operations discussions below, the variances due to this scenario are separately identified and disclosed as “the inclusion of five additional months of JCG.”

Foreign currency translation impacts our Results of Operations section. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. While the GBP strengthened against the USD as of December 31, 2019, compared to December 31, 2018, the conversion rate was very volatile in 2019. The impact to our operating expenses is discussed in the Operating Expenses section below when the impact is meaningful. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the fund.

Revenue

	Year ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Revenue (in millions):
Management fees	$1,792.3	$1,947.4	$1,480.9	(8)%	32%
Performance fees	17.6	7.1	103.9	148%	(93)%
Shareowner servicing fees	185.4	154.2	87.3	20%	77%
Other revenue	197.1	197.7	146.2	(0)%	35%
Total revenue	$2,192.4	$2,306.4	$1,818.3	(5)%	27%

Management fees

Management fees decreased by $155.1 million, or (8%), during the year ended December 31, 2019, compared to the year ended December 31, 2018. A decline in average AUM and lower management fee margins contributed $113.1 million and $44.2 million, respectively, to the decrease in management fees year over year. Our SICAV products, which have higher average net management fee margins, were the biggest driver of the decline in average AUM representing approximately $7.0 billion of the decrease.

Management fees increased by $466.5 million, or 32%, during the year ended December 31, 2018, compared to the year ended December 31, 2017. The inclusion of five additional months of JCG management fees of $437.2 million was the primary driver of the increase. Higher average AUM due to favorable markets and foreign currency translation also increased management fees by $59.1 million and $22.8 million, respectively. These increases were partially offset by net outflows causing a decrease in management fees during the year ended December 31, 2018.

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2019 and 2018:

	Year ended December 31,		2019 vs.
	2019	2018	2018
Average net management fee margin (bps):
Equities	56.0	58.6	(4)%
Fixed Income	25.7	27.9	(8)%
Quantitative Equities	20.4	22.1	(8)%
Multi-Asset	50.0	47.1	6%
Alternatives	68.6	72.9	(6)%
Total	44.9	46.9	(4)%

Total average net management fee margins decreased by 2 bps, or (4%), from 2018 to 2019. Net management fee margins were lower in 2019 primarily due to a product mix shift toward lower yielding products.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Performance fees (in millions):
SICAVs	$1.7	$5.3	$49.1	(68)%	(89)%
UK OEICs and unit trusts	0.3	4.4	22.8	(93)%	(81)%
Offshore absolute return	0.4	3.4	8.2	(88)%	(59)%
Segregated mandates	30.6	24.8	31.0	23%	(20)%
Investment trusts	—	6.9	11.8	(100)%	(42)%
Mutual funds	(15.4)	(37.7)	(19.5)	(59)%	93%
Other	—	—	0.5	n/m *	(100)%
Total performance fees	$17.6	$7.1	$103.9	148%	(93)%

*     n/m — Not meaningful

For the year ended December 31, 2019, performance fees increased $10.5 million, compared to the year ended December 31, 2018. This increase was primarily due to a $22.5 million increase in mutual fund performance fees, partially offset by a decrease in SICAVs, UK OEICs and unit trusts and offshore absolute return performance fees.

Performance fees decreased by $96.8 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. This decrease was due primarily to a decrease in SICAV and UK OEICs and unit trusts performance fees from a decline in performance of several large European equity and absolute return products as well as a decrease in segregated mandates and investment trusts due to fewer annual performance fee crystallizations. The inclusion of five additional months of JCG net performance fees also contributed $9.2 million to the decrease.

The following table outlines performance fees by product type and includes information on fees earned, number of funds generating performance fees, AUM generating performance fees, number of funds eligible to earn performance fees, AUM with an un-crystallized performance fee, performance fee participation rate, performance fee frequency and performance fee methodology (dollars in millions, except where noted):

				Segregated
				Mandates /
				Managed
			Offshore	CDO / Private
			Absolute	Equity /
	UK OEICs &		Return	Property /	Investment	U.S. Mutual
	Unit Trusts	SICAVs	Funds	Other	Trusts	Funds
Performance Fees
Year ended December 31, 2019	$0.3	$1.7	$0.4	$30.6	$—	$(15.4)
Year ended December 31, 2018	$4.4	$5.3	$3.4	$24.8	$6.9	$(37.7)
Year ended December 31, 2017	$22.8	$49.2	$8.2	$31.4	$11.8	$(19.5)

Number of funds generating performance fees
Year ended December 31, 2019(1)	2	12	7	42	—	17
Year ended December 31, 2018(1)	3	12	6	44	2	17
Year ended December 31, 2017(1)	3	18	24	72	5	13

AUM generating performance fees (in billions)
AUM at December 31, 2019 generating FY19 performance fees	$—	$2.5	$0.6	$30.1	$—	$48.3
AUM at December 31, 2018 generating FY18 performance fees	$2.9	$4.3	$0.4	$20.6	$1.3	$39.1
AUM at December 31, 2017 generating FY17 performance fees	$3.1	$11.7	$1.9	$36.3	$2.8	$43.0

Number of funds eligible to earn performance fees
As of December 31, 2019	3	26	9	66	4	17
As of December 31, 2018	4	26	10	87	6	17
As of December 31, 2017	4	25	21	76	8	19

Un-crystallized performance fees (in billions)
AUM at December 31, 2019 with an un-crystallized performance fee at December 31, 2019, vesting in 2020 (2)	$—	$2.4	$0.1	n/a	$1.2	n/a
AUM at December 31, 2018 with an un-crystallized performance fee at December 31, 2018, vesting in 2019 (2)	$—	$—	$—	n/a	$—	n/a
AUM at December 31, 2017 with an un-crystallized performance fee at December 31, 2017, vesting in 2018 (2)	$3.5	$11.9	$0.3	n/a	$1.8	n/a

Performance fee participation rate percentage (3)	15%-20%	10%-20%	10%-20%	5%-28%	15%	+/−0.15%

Performance fee frequency	Quarterly	Annually and Quarterly	Annually	Quarterly, Semi-Annually and Annually	Annually	Monthly

Performance fee methodology (4)	Relative/Absolute plus HWM	Relative plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative plus HWM

(1)	For offshore absolute return funds, this excludes funds earning a performance fee on redemption and only includes those with a period-end crystallization date.
(2)	Reflects the total AUM of all funds with a performance fee opportunity at any point in the relevant year.
(3)	Participation rate related to non-U.S mutual fund products reflects our share of outperformance. Participation rate related to U.S mutual funds represents an adjustment to the management fee.
(4)	Relative performance is measured versus applicable benchmarks and is subject to a high water mark (“HWM”) for relevant funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees. For the year ended December 31, 2019, shareowner servicing fees increased $31.2 million compared to the year ended December 31, 2018, primarily due to correcting the presentation of certain servicing fees and expenses. The presentation for the year ended

December 31, 2019, reflects these fees on a gross basis in shareowner servicing fees on the Consolidated Statements of Comprehensive Income, while in 2018 the fees were netted in distribution expenses. The correction is offset in distribution expenses on the Consolidated Statements of Comprehensive Income.

For the year ended December 31, 2018, shareowner servicing fees increased $66.9 million compared to the year ended December 31, 2017, primarily due to the inclusion of five additional months of JCG shareowner servicing fees of $64.2 million and higher AUM.

Other revenue

Other revenue is primarily composed of VelocityShares ETN fees, 12b-1 distribution fees, general administration charges and other fee revenue. Other revenue decreased by $0.6 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. There were no significant items driving the decrease in other revenue.

Other revenue increased by $51.5 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, with the largest driver being the inclusion of five additional months of JCG distribution fees and other fee revenue of $49.9 million.

Operating Expenses

	Year ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Operating expenses (in millions):
Employee compensation and benefits	$602.5	$613.0	$543.3	(2)%	13%
Long-term incentive plans	184.3	188.6	150.8	(2)%	25%
Distribution expenses	444.3	446.7	351.9	(1)%	27%
Investment administration	47.9	46.9	43.8	2%	7%
Marketing	31.1	37.9	31.2	(18)%	21%
General, administrative and occupancy	260.8	253.7	202.2	3%	25%
Depreciation and amortization	80.6	69.8	52.8	15%	32%
Total operating expenses	$1,651.5	$1,656.6	$1,376.0	(0)%	20%

Employee compensation and benefits

During the year ended December 31, 2019, employee compensation and benefits decreased $10.5 million compared to the year ended December 31, 2018. The decrease was primarily driven by a lower bonus pool and other variable compensation of $14.3 million. Lower headcount and favorable foreign currency translation also contributed $5.7 million and $5.3 million, respectively, to the decrease in employee compensation and benefits. These decreases were partially offset by increases in fixed staff compensation due to temporary staffing charges and project costs of $8.8 million and annual base-pay increases of $6.5 million during the year ended December 31, 2019.

During the year ended December 31, 2018, employee compensation and benefits increased $69.7 million compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG, which contributed $131.6 million. Foreign currency translation also contributed $6.8 million to the increase. These increases were partially offset by lower redundancy charges, lower performance fee variable compensation, lower cash bonuses and one-time cash awards in lieu of long-term incentive plan awards, which reduced costs by $32.3 million, $17.8 million, $18.5 million and $4.2 million, respectively.

Long-term incentive plans

Long-term incentive plans decreased by $4.3 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily driven by decreases of $7.5 million due to the roll-off of vested awards exceeding new awards and favorable foreign currency translation of $4.1 million. These decreases were partially offset by $6.5 million in fair value adjustments related to mutual fund awards and certain Intech long-term incentive awards during the year ended December 31, 2019.

Long-term incentive plans increased $37.8 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG long-term incentive plans expenses of $35.3 million and a $39.2 million increase due to new grants. Unfavorable foreign currency translation of $1.8 million also contributed to the increase during the year ended December 31, 2018. These increases were partially offset by a $26.2 million decrease from the vesting of awards granted in previous years and a $10.5 million decrease due to fair value adjustments related to mutual fund awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of JHG’s retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased $2.4 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. A decline in average AUM and lower management fee margins contributed $31.7 million and $6.4 million to the decrease, respectively. These decreases were partially offset by a $31.9 million increase due to correcting the presentation of certain servicing fees and expenses as discussed above in shareowner servicing fees.

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

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased $1.0 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. There were no significant items driving the increase in investment administration expenses.

Investment administration expenses increased $3.1 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was mostly due to $5.7 million in expenses related to transitioning JHG’s back-office, middle-office and custody functions to BNP Paribas Securities Services (“BNP Paribas”).

Marketing

During the year ended December 31, 2019, marketing expenses decreased $6.8 million, compared to the year ended December 31, 2018. The decrease was primarily driven by lower marketing material and advertising costs during 2019.

Marketing expenses for the year ended December 31, 2018, increased $6.7 million, compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG marketing expenses of $8.0 million.

General, administrative and occupancy

General, administrative and occupancy expenses increased $7.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily due to increases of $10.2 million in rent expense resulting from charges related to the early exit of leased office space in the UK, $4.7 million in legal and professional consultancy fees, $3.0 million in software licensing costs and $2.4 million in market data costs during the year ended December 31, 2019, compared to the year ended December 31, 2018. These increases were partially offset by the initial outcome of the Richard Pease v. Henderson Administration Limited court case, which increased 2018 general, administrative and occupancy expenses by $12.2 million. We appealed the court case in 2019 and the outcome of the appeal favorably impacted general, administrative and occupancy expenses in 2019 by $5.5 million.

General, administrative and occupancy expenses increased $51.5 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily driven by the inclusion of five additional months of JCG general, administrative and occupancy expenses of $43.7 million. The outcome of a court case and research costs related to MiFID II increased expenses during the year ended December 31, 2018, by $12.2 million and $16.9 million, respectively. In addition, a $7.6 million increase in irrecoverable sales tax primarily due to a $6.9 million credit during the year ended December 31, 2017, a $5.2 million increase in legal and other professional fees, and unfavorable foreign currency translation of $2.0 million contributed to the year-over-year increase. These increases were partially offset by a $33.0 million decrease of deal and integration costs (excluding JCG) related to the Merger.

Depreciation and amortization

Depreciation and amortization expenses increased $10.8 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily due to an $18.0 million impairment related to certain mutual fund investment management agreements recognized during the year ended December 31, 2019, partially offset by the 2018 impairment discussed below.

Depreciation and amortization expense increased $17.0 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to a $7.2 million impairment related to Gartmore investment management contracts classified as intangible assets on the Consolidated Balance Sheets in addition to the inclusion of five additional months of JCG amortization of intangibles recognized as a result of the Merger. Refer to Item 8 – Financial Statements and Supplementary Data, Note 7 – Goodwill and Intangible Assets for additional information on the impairment assessment.

Non-Operating Income and Expenses

	Year ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Non-operating income and expenses (in millions):
Interest expense	$(15.1)	$(15.7)	$(11.9)	(4)%	32%
Investment gains (losses), net	34.2	(40.9)	18.0	(184)%	327%
Other non-operating income, net	23.5	68.6	(1.0)	(66)%	n/m *
Income tax provision	(137.8)	(162.2)	211.0	(15)%	177%

*     n/m — Not meaningful.

Interest expense

Interest expense decreased $0.6 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to interest associated with the 2018 Convertible Notes which matured and were settled in 2018.

Interest expense increased by $3.8 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to interest on JCG’s 4.875% Senior Notes due 2025 (“2025 Senior Notes”), which became an obligation of JHG as a result of the Merger.

Investment gains (losses), net

The components of investment gains (losses), net for the years ended December 31, 2019, 2018 and 2017, were as follows (in millions):

	Year ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$20.7	$(42.6)	$4.0	(149)%	1,165%
Gain on sale of Volantis	—	—	10.2	n/m *	n/m *
Other	13.5	1.7	3.8	694%	55%
Investment gains (losses), net	$34.2	$(40.9)	$18.0	(184)%	327%

*     n/m — Not meaningful.

Investment gains (losses), net moved favorably by $75.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments.

Investment gains (losses), net moved unfavorably by $58.9 million during the year ended December 31, 2018, compared to 2017. The variance was primarily due to fair value adjustments in relation to our consolidated variable interest entities (“VIEs”) and other seeded investment products. The $10.2 million gain recognized on the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets in 2017 also contributed to the year-over-year unfavorable change.

Other non-operating income (expenses), net

Other non-operating income (expenses), net declined $45.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to a $26.8 million fair value adjustment related to the Dai-ichi options and a $22.3 million gain on the sale of our back-office and middle-office functions in the U.S., both of which benefited other non-operating income (expenses), net during 2018. Also contributing to the decline was unfavorable foreign currency translation of $20.4 million. These decreases were partially offset by a $20.0 million contingent consideration adjustment associated with Geneva due to an updated forecast recognized during the year ended December 31, 2019.

Other non-operating income (expenses), net improved $69.6 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. Fair value adjustments related to the Dai-ichi options, which expired in October 2018, benefited other non-operating income (expenses), net by $26.2 million during the year ended December 31, 2018, compared to the same period in 2017. Other factors contributing to the increase included a $22.3 million gain recognized in 2018 on the sale of our back-office and middle-office functions in the U.S., $15.5 million in interest income and $5.9 million in favorable foreign currency translation.

Income Tax Provision

Our effective tax rates for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Year ended December 31,
	2019	2018	2017
Effective tax rate	23.6%	24.5%	(47.1)%

The primary driver of the 2017 rate benefit was related to the re-measurement of deferred tax assets and liabilities from the Tax Act’s rate change in 2017 and was partially offset by the inclusion of the U.S.-based JCG entities for the seven months after the Merger at higher U.S. tax rates than the UK statutory rate. The UK corporation tax rate decreased from 20% to 19% with effect from April 1, 2017.

We largely operate in the US and the UK jurisdiction. The primary influence in 2018 and 2019 driving the overall effective tax rate above the UK tax rate of 19% is the higher weightage of pre-tax income in the U.S. jurisdiction taxed at 23.9% statutory rate (federal and state).

We anticipate our annual statutory tax rate will be in the 23% to 25% range in 2020. The primary influence driving the annual statutory tax rate above the average statutory tax rate for 2020 is the mix shift in regional profitability with different tax jurisdictions. Any tax legislative changes and new or proposed Treasury regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

2020 operating expenses

Non-compensation operating expenses are expected to increase in 2020 compared to 2019. The increase in non-compensation operating expenses is expected to be in the low to mid-single digits. The adjusted compensation to revenue ratio in 2020 is expected to be at the high end of the 40s, similar to 2019.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, JHG management evaluates our profitability and our ongoing operations using additional non-GAAP financial measures. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting.

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share for the years ended December 31, 2019 and 2018 (in millions, except per share and operating margin data):

	Year ended	Year ended
	December 31,	December 31,
	2019	2018
Reconciliation of revenue to adjusted revenue
Revenue	$2,192.4	$2,306.4
Management fees	(189.6)	(221.5)
Shareowner servicing fees	(149.4)	(117.1)
Other revenue	(105.3)	(108.1)
Adjusted revenue(1)	$1,748.1	$1,859.7
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$1,651.5	$1,656.6
Employee compensation and benefits(2)	(19.1)	(21.4)
Long-term incentive plans(2)	0.8	(10.6)
Distribution expenses(1)	(444.3)	(446.7)
Investment administration(2)	—	(0.7)
General, administrative and occupancy(2)	(20.0)	(6.8)
Depreciation and amortization(3)	(47.4)	(36.7)
Adjusted operating expenses	$1,121.5	$1,133.7
Adjusted operating income	626.6	726.0
Operating margin(4)	24.7%	28.2%
Adjusted operating margin(5)	35.8%	39.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$427.6	$523.8
Employee compensation and benefits(2)	19.1	21.4
Long-term incentive plans(2)	(0.8)	10.6
Investment administration(2)	—	0.7
General, administrative and occupancy(2)	20.0	6.8
Depreciation and amortization(3)	47.4	36.7
Interest expense(6)	2.5	3.1
Other non-operating income (expenses), net(6)	(24.3)	(46.0)
Income tax provision(7)	(13.2)	(7.5)
Adjusted net income attributable to JHG	478.3	549.6
Less: allocation of earnings to participating stock-based awards	(13.1)	(13.4)
Adjusted net income attributable to JHG common shareholders	$465.2	$536.2
Weighted-average common shares outstanding — diluted (two class)	188.6	195.9
Diluted earnings per share (two class)(8)	$2.21	$2.61
Adjusted diluted earnings per share (two class)(9)	$2.47	$2.74
(1)	We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed-through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and service fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fees. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue.

(2)	Adjustments primarily represent integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments for the year ended December 31, 2019, primarily represent contingent consideration adjustments associated with acquisitions prior to the Merger and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. Adjustments for the year ended December 31, 2018, primarily represent fair value movements on options issued to Dai-ichi, contingent consideration costs associated with acquisitions prior to the Merger and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. JHG management believes these expenses do not represent our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2019 and 2018 (in millions):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents held by the Group	$732.4	$879.0
Investment securities held by the Group	$223.6	$277.9
Fees and other receivables	$334.8	$309.2
Debt	$316.2	$319.1

Cash and cash equivalents consist primarily of cash at banks held in money market funds. Cash and cash equivalents and investment securities held by consolidated VIEs and consolidated voting rights entities (“VREs”) are not available for general corporate purposes and have been excluded from the table above.

Investment securities held by us represent seeded investment products (exclusive of investments held by consolidated VIEs and VREs), investments related to deferred compensation plans and other less significant investments.

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments, contingent consideration payments, integration costs in relation to the Merger and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Cash Flows

A summary of cash flow data for the years ended December 31, 2019, 2018 and 2017, was as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Cash flows provided by (used for):
Operating activities	$463.2	$670.8	$444.1
Investing activities	(389.3)	100.9	519.5
Financing activities	(207.0)	(616.8)	(504.7)
Effect of exchange rate changes on cash and cash equivalents	13.0	(32.5)	12.1
Net change in cash and cash equivalents	(120.1)	122.4	471.0
Cash balance at beginning of year	916.6	794.2	323.2
Cash balance at end of year	$796.5	$916.6	$794.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2019, 2018 and 2017, was as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Sales (purchases) of investment securities, net	$1.5	$35.1	$7.5
Sales (purchases) of securities by consolidated investment products, net	(320.8)	36.5	141.4
Purchase of property, equipment and software	(37.8)	(29.1)	(17.7)
Proceeds from BNP Paribas transaction, net	—	36.5	—
Cash received (paid) on settled hedges, net	(34.9)	16.0	(23.7)
Cash acquired from acquisition of JCG	—	—	417.2
Other	2.7	5.9	(5.2)
Cash provided by (used for) provided by investing activities	$(389.3)	$100.9	$519.5

Cash outflows from investing activities were $389.3 million during the year ended December 31, 2019, primarily due to net purchases of securities by consolidated investment products, purchases of property, equipment and software, and net cash paid on settled hedges. The change in cash from investing activities comparing the year ended December 31, 2019, to the year ended December 31, 2018, is primarily due to sales and purchases of securities within consolidated investment products. The increase is due to increased third-party activity within the consolidated investment products primarily due to a larger VIE investment securities balance, which increased from $282.7 million at December 31, 2018, to $924.8 million at December 31, 2019.

Cash inflows from investing activities in 2018 were primarily due to proceeds received from the sale of our back-office and middle-office functions in the U.S., net sales of investment securities and cash received on settled hedges within our economic seed hedge program. We periodically add new investment strategies to our investment product offerings by providing the initial cash investment or seeding. The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. We may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy. These cash inflows are partially offset by cash outflows related to property, equipment and software purchases.

Cash inflows from investing activities in 2017 were primarily driven by acquiring cash of $417.2 million in respect of the Merger, along with receiving proceeds of $148.9 million from the disposal of investments within consolidated seeded investment products and redemptions of seed capital investment securities.

Financing Activities

Cash used for financing activities for the years ended December 31, 2019, 2018 and 2017, was as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Dividends paid to shareholders	$(272.4)	$(275.1)	$(256.0)
Repayment of long-term debt	—	(95.3)	(92.5)
Third-party sales (redemptions) in consolidated seeded investment products, net	320.8	(36.5)	(141.4)
Purchase of common stock for stock-based compensation plans	(39.0)	(86.6)	(52.1)
Purchase of common stock as part of share buyback program	(199.9)	(99.8)	—
Payment of contingent consideration	(14.1)	(22.7)	—
Proceeds from issuance of options	—	—	25.7
Proceeds from settlement of convertible note hedge	—	—	59.3
Settlement of stock warrant	—	—	(47.8)
Proceeds from stock-based compensation plans	—	—	6.0
Other	(2.4)	(0.8)	(5.9)
Cash used for financing activities	$(207.0)	$(616.8)	$(504.7)

Cash outflows from financing activities were $207.0 million during the year ended December 31, 2019, primarily due to dividends paid to shareholders and the purchase of common stock for the share buyback program, partially offset by third-party sales in consolidated seeded investment products. The change in cash from financing activities comparing the year ended December 31, 2019 to 2018, is primarily due to sales and purchases of securities within consolidated investment products. The increase is due to increased third-party activity within the consolidated investment products primarily due to a larger VIE investment securities balance, which increased from $282.7 million at December 31, 2018, to $924.8 million at December 31, 2019.

Cash outflows from financing activities in 2018 were primarily due to $275.1 million of dividends paid to shareholders, common stock purchase for stock-based compensation plans and the share buyback program totaling $186.4 million, and payment of the remaining principal balance related to the 2018 Convertible Notes.

Cash outflows from financing activities in 2017 included dividend payments of $256.0 million, third-party redemptions in consolidated seeded investment products of $141.4 million and principal payments related to the 2018 Convertible Notes of $92.5 million.

Other Sources of Liquidity

At December 31, 2019, we had a $200 million unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

The Credit Facility may be used for general corporate purposes. The Credit Facility bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants and there were no borrowings under the Credit Facility.

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, CFTC, FCA and other international regulatory bodies. We ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £279.4 million ($370.1 million), resulting in capital above the regulatory group’s regulatory requirement of £192.7 million ($255.3 million) as of December 31, 2019, based upon internal calculations and taking into account the effect of dividends related to 2019 results that will be paid in 2020. Capital requirements in other jurisdictions are not significant.

Contractual Obligations

The following table presents contractual obligations and associated maturities at December 31, 2019 (in millions):

	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
Debt	$—	$—	$300.0	$—	$300.0
Interest payments	14.6	43.9	23.2	—	81.7
Finance leases	0.7	0.2	—	—	0.9
Operating leases	31.1	78.9	60.3	10.9	181.2
Total	$46.4	$123.0	$383.5	$10.9	$563.8

Debt maturing in three to five years represents the principal value of the 2025 Senior Notes.

Short-Term Liquidity Requirements

Common Stock Purchases

At our 2018 Annual General Meeting, shareholders authorized us to make on-market purchases of up to 10% of our issued share capital, and this authorization was renewed at our 2019 Annual General Meeting. In March 2019, we commenced an on-market buyback program to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX. We repurchased a total of 9,437,071 shares of our common stock and CDIs for $199.9 million during the year ended December 31, 2019.

On February 3, 2020, the Board approved a new on-market share buyback program to be commenced and announced on a date to be determined by us. We intend to spend up to $200 million to repurchase our common stock on the NYSE and CDIs on the ASX as part of this buyback program, which is expected to be completed no later than the date of our 2021 Annual General Meeting. Purchases pursuant to the new buyback program after the date of our Annual General Meeting to be held on April 30, 2020, will be subject to our obtaining renewed shareholder authorization for on-market purchases at the 2020 Annual General Meeting. Further information regarding the proposed on-market buyback program will be announced immediately prior to its finalization and formal launch.

In addition, during the first quarter of 2020, we intend to purchase shares on-market for the annual share grants associated with the 2019 variable compensation payable to our employees. These purchases are unrelated to the new Board-approved share buyback program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. We purchased 1,630,669 shares at an average price of $23.33 in satisfaction of employee awards and entitlements during the year ended December 31, 2019.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2019, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 4, 2019	$69.7	February 26, 2019
$0.36	May 1, 2019	$68.6	May 29, 2019
$0.36	July 30, 2019	$67.8	August 28, 2019
$0.36	October 29, 2019	$66.3	November 25, 2019

On February 3, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on March 5, 2020, to shareholders of record at the close of business on February 18, 2020.

Long-Term Liquidity Requirements

Expected long-term commitments as of December 31, 2019, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, Intech noncontrolling interests, and contingent consideration related to the acquisition of Geneva. We expect to fund our long-term commitments with existing cash, with cash generated from operations or by accessing capital and credit markets as necessary.

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

Contingent Consideration

The maximum amount payable and fair value of Geneva and Kapstream Capital Pty Limited (“Kapstream”) contingent consideration are summarized below (in millions):

	As of December 31, 2019
	Geneva	Kapstream
Maximum amount payable	$52.2	$14.4

Fair value included in:
Accounts payable and accrued liabilities	$—	$14.3
Other non-current liabilities	6.9	—
Total fair value	$6.9	$14.3

In February 2020, we paid $13.8 million in relation to Kapstream contingent consideration, which represented the final payment under the agreement. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 10 — Fair Value Measurements for a detailed discussion of contingent consideration.

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of £12.0 million ($15.9 million).

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that may provide, or require us to provide, financing, liquidity, market or credit risk support that is not reflected in the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. The critical accounting policies and estimates relate to the areas of investment securities, contingent consideration, goodwill and intangible assets, retirement benefit plans and income taxes.

Valuation of Investment Securities

Fair value of our investment securities is generally determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, we use internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that we are valuing and the selected benchmark. Any variation in the assumptions used to approximate fair value could have a material adverse effect on our Consolidated Balance Sheets and results of operations.

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

Indefinite-lived intangible assets primarily represent trademarks and investment management agreements. Investment management agreements without a contractual termination date are classified as indefinite-lived intangible assets based upon the following: (i) there is no legal or statutory limitation on the contract period to manage these investment products; (ii) we expect to, and have the ability to, operate these investment products indefinitely; (iii) the investment products have multiple investors and are not reliant on an individual investor or small group of investors for their continued operation; (iv) the current competitive environment does not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. The assumption that investment management agreements are indefinite-lived assets is reviewed at least annually or more frequently if facts and circumstances indicate that the useful life is no longer indefinite.

Definite-lived intangible assets represent certain other investment management contracts, which are amortized over their estimated lives using the straight-line method. The initial estimated lives of the definite-lived contracts vary and range from eight years to 22 years.

Impairment Testing

We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets on October 1. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. We chose to forego the qualitative test and instead perform a quantitative impairment test, determining the enterprise value of the reporting unit and comparing it to our equity balance (carrying amount). The results of the assessment revealed the estimated fair value of the reporting unit was $0.3 billion greater than the carrying value. While the results of the assessment were favorable, we are at risk of failing step one of the assessment in 2020 if the price of our stock declines and the deterioration of the stock price becomes sustained.

Certain indefinite-lived intangible assets were tested for impairment in the second quarter 2019 because of performance and growth concerns. A discounted cash flow model was used to determine the estimated fair value. Some of the inputs used in the discounted cash flow model required significant management judgment, including the discount rate, terminal growth rate and forecasted financial results. The results of the valuation indicated an estimated value of $132.0 million, which was $18.0 million below the $150.0 million carrying value of the intangible asset. As such, an $18.0 million impairment was recorded in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income. The carrying value of the intangible asset as of December 31, 2019 (post-impairment), was $132.0 million.

We also assessed our indefinite-lived intangible assets as part of the annual impairment assessment. A qualitative approach was used to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, certain intangible assets comprised of investment management agreements with a carrying value of $167.6 million as of September 30, 2019 required further review to determine if they were impaired. We prepared a discounted cash flow model to arrive at the estimated fair value of the intangible asset, which was above the carrying value of the asset. Some of the inputs used in the discounted cash flow model required significant management judgment; this includes the discount rate, terminal growth rate and forecasted financial results. For the remaining indefinite-lived intangible assets, we concluded it is more likely than not that the fair values of our intangible assets exceed their carrying values; no impairment was recorded. However, certain intangible assets, with a total carrying value of $394.7 million as of December 31, 2019, are at risk of impairment in 2020 primarily due to lower than expected growth.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no definite-lived intangible asset impairments identified during the year ended December 31, 2019.

Retirement Benefit Plans

We provide certain employees with retirement benefits through defined benefit plans.

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

Actuarial gains and losses arise as a result of differences between actual experience and actuarial assumptions. We have adopted the “10% corridor” method for recognizing actuarial gains and losses. This means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities and the assets of the scheme (the “corridor”) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than this corridor are amortized to net income over the average remaining future working lifetime of the active members in the plan.

Net periodic benefit cost is recorded as a component of net income in the Consolidated Statements of Comprehensive Income and includes service cost, interest cost and the expected return on plan assets.

The costs of and period-end obligations under, defined benefit pension plans are determined using actuarial valuations. The actuarial valuation involves making a number of assumptions, including those related to the discount rate, the expected rate of return on assets, future salary increases, mortality rates and future pension increases. Due to the long-term nature of these plans, such estimates are subject to significant uncertainty.

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Decrease in
funded status at
December 31, 2019
Discount rate: -0.1%	$13.2
Inflation: +0.1%	$1.5
Life expectancy: +1 year at age 65	$21.2
Market value of return seeking portfolio falls 25%	$51.7

Income Taxes

We operate in several countries, states and other taxing jurisdictions through various subsidiaries and branches, and must allocate income, expenses and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, the provision for income taxes represents the total estimate of the liability that we have incurred for doing business each year in all of the locations. Annually we file tax returns that represent filing positions within each jurisdiction and settle return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determinations of the annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in the Consolidated Financial Statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.

In the assessment of uncertain tax positions, significant management judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable tax outcomes and the potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences on settlement of our uncertain tax positions may be materially different than management’s current estimates.

Deferred tax assets, net of any associated valuation allowance, have been recognized based on management’s belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from expectations, or if historical trends of positive operating income change, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations. In assessing whether a valuation allowance should be established against a deferred income tax asset, we consider the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryback and carryforward periods, among other factors.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information describes the key aspects of certain items for which we are exposed to market risk.

Management Fees

Management fee revenues are generally based upon a percentage of the market value of AUM and are calculated as a percentage of either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on our operating results. Although fluctuations in the financial markets have a direct effect on our operating results, AUM may outperform or underperform the financial markets. As such, quantifying the impact of correlation between AUM and our operating results may be misleading.

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the “Management Fees” section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. In many cases, performance fees are subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year over year. We recognized performance fees of $17.6 million, $7.1 million and $103.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, $81.5 billion and $68.6 billion of AUM generated performance fees during the year ended December 31, 2019 and 2018, respectively.

Investment Securities

At December 31, 2019, we were exposed to market price risk as a result of investment securities on our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our investment securities subject to market price fluctuations as of December 31, 2019 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Investment securities:
Seeded investment products (including VIEs)	$1,047.0	$1,151.7	$942.3
Investments related to deferred compensation plans	125.9	138.5	113.3
Other	5.4	5.9	4.9
Total investment securities	$1,178.3	$1,296.1	$1,060.5

Certain investment securities include debt securities that contribute to the achievement of defined investment objectives. Debt securities are exposed to interest rate risk and credit risk. Movement in interest rates would be reflected in the value of the securities; refer to the quantitative analysis above.

Derivative Instruments

We maintain an economic hedge program that uses derivative instruments to mitigate market volatility of certain seeded investments. Market fluctuations are mitigated using derivative instruments, including futures, credit default swaps, index swaps and total return swaps. We also operate a rolling program of foreign currency forward contracts to mitigate the non-functional currency exposures arising from certain seed capital investments. We were party to the following derivative instruments as of December 31, 2019 and 2018 (in millions):

	Notional value
	December 31, 2019	December 31, 2018
Futures	$222.9	$147.1
Credit default swaps	$143.0	$133.2
Total return swaps	$46.3	$77.2
Foreign currency forward contracts	$327.8	$131.8

Changes in fair value of derivative instruments are recognized in investment gains (losses), net in the Consolidated Statements of Comprehensive Income. Changes in fair value of foreign currency forward contracts designated as hedges for accounting purposes are recognized in accumulated other comprehensive income under net investment hedge accounting.

Foreign Currency Exchange Sensitivity

Foreign currency risk is the risk that we will sustain losses through adverse movements in foreign currency exchange rates, where we transact in currencies that are different than our functional currency.

As our functional currency is USD, we are exposed to foreign currency risk through our exposure to non-USD income, expenses, assets and liabilities of our overseas subsidiaries, as well as net assets and liabilities denominated in a currency other than USD. We manage our currency exposure by monitoring foreign currency positions. We seek to naturally offset exposures where possible and actively hedge certain exposures on a case-by-case basis.

The following table illustrates the impact of the below currencies weakening by 10% on all unhedged financial assets and liabilities denominated in currencies material to us other than USD (in millions):

	December 31, 2019		December 31, 2018
		Other		Other
		comprehensive		comprehensive
	Net income	income	Net income	income
	attributable to	attributable to	attributable to	attributable to
	JHG	JHG	JHG	JHG
Great British pound	$4.3	$271.5	$(13.9)	$176.2
Australian dollar	$0.9	$28.6	$(4.2)	$27.9
Euro	$(1.9)	$9.4	$(0.6)	$0.8

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	57
Management’s Report on Internal Control Over Financial Reporting Consolidated Balance Sheets as of December 31, 2019 and 2018	61 62
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	64
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017	65
Notes to the Consolidated Financial Statements	66
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Indefinite-Lived Intangible Assets Related to Certain Investment Management Agreements

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance related to investment management agreements of $2.5 billion as of December 31, 2019 includes certain investment management agreements with a total carrying value of $299.6 million as of December 31, 2019, net of an $18 million impairment recognized in 2019, that management tested for impairment during the year ended December 31, 2019. Indefinite-lived intangible assets are tested for impairment annually on October 1, or more frequently if changes in circumstances indicate that the carrying value may be impaired. If the fair value is less than the carrying amount, an impairment is recognized. Management used a discounted cash flow model to determine the estimated fair value. Some of the inputs used in the discounted cash flow model required significant management judgement, including the discount rate, terminal growth rate, and forecasted financial results.

The principal considerations for our determination that performing procedures relating to the impairment assessment of indefinite-lived intangible assets related to certain investment management agreements is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the intangible assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including the discount rate, terminal growth rate, and forecasted financial results. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of indefinite-lived intangible assets, including controls over the valuation of the indefinite-lived intangible assets related to certain investment management agreements. These procedures also included, among others (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy, and relevance of underlying data used in the model, and (iv) evaluating the significant assumptions used by management, including the discount rate, terminal growth rate, and forecasted financial results. Evaluating management’s assumptions related to the discount rate, terminal growth rate, and forecasted financial results involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the investment companies subject to the investment management agreements, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 26, 2020

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Group”) as of December 31, 2018, and the related consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

London, UK

February 26, 2019

We served as the Group's auditor from 2014 to 2019

Management’s Report on Internal Control Over Financial Reporting

JHG management is responsible for establishing and maintaining adequate internal control over JHG’s financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. JHG’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2019, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2019, as stated in Item 8 of this Annual Report on Form 10-K.

February 26, 2020

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$733.9	$880.4
Investment securities	253.5	291.8
Fees and other receivables	334.8	309.2
OEIC and unit trust receivables	131.7	144.4
Assets of consolidated VIEs:
Cash and cash equivalents	62.6	36.2
Investment securities	924.8	282.7
Other current assets	23.5	5.0
Other current assets	116.0	69.4
Total current assets	2,580.8	2,019.1
Non-current assets:
Property, equipment and software, net	84.7	69.5
Intangible assets, net	3,088.6	3,123.3
Goodwill	1,504.3	1,478.0
Retirement benefit asset, net	214.0	206.5
Other non-current assets	149.3	15.5
Total assets	$7,621.7	$6,911.9

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$246.0	$233.2
Current portion of accrued compensation, benefits and staff costs	335.7	345.4
OEIC and unit trust payables	130.9	143.3
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	57.1	6.5
Total current liabilities	769.7	728.4

Non-current liabilities:
Accrued compensation, benefits and staff costs	59.4	54.7
Long-term debt	316.2	319.1
Deferred tax liabilities, net	729.1	729.9
Retirement benefit obligations, net	4.4	3.7
Other non-current liabilities	158.8	79.2
Total liabilities	2,037.6	1,915.0

Commitments and contingencies (See Note 19)

REDEEMABLE NONCONTROLLING INTERESTS	677.9	136.1

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 186,975,693 and 196,412,764 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	280.5	294.6
Additional paid-in-capital	3,828.5	3,824.5
Treasury shares (3,545,812 and 4,523,802 shares held, respectively)	(139.5)	(170.8)
Accumulated other comprehensive loss, net of tax	(367.1)	(423.5)
Retained earnings	1,284.1	1,314.5
Total shareholders’ equity	4,886.5	4,839.3
Nonredeemable noncontrolling interests	19.7	21.5
Total equity	4,906.2	4,860.8
Total liabilities, redeemable noncontrolling interests and equity	$7,621.7	$6,911.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except per Share Data)

	Year ended December 31,
	2019	2018	2017
Revenue:
Management fees	$1,792.3	$1,947.4	$1,480.9
Performance fees	17.6	7.1	103.9
Shareowner servicing fees	185.4	154.2	87.3
Other revenue	197.1	197.7	146.2
Total revenue	2,192.4	2,306.4	1,818.3
Operating expenses:
Employee compensation and benefits	602.5	613.0	543.3
Long-term incentive plans	184.3	188.6	150.8
Distribution expenses	444.3	446.7	351.9
Investment administration	47.9	46.9	43.8
Marketing	31.1	37.9	31.2
General, administrative and occupancy	260.8	253.7	202.2
Depreciation and amortization	80.6	69.8	52.8
Total operating expenses	1,651.5	1,656.6	1,376.0
Operating income	540.9	649.8	442.3
Interest expense	(15.1)	(15.7)	(11.9)
Investment gains (losses), net	34.2	(40.9)	18.0
Other non-operating income (expenses), net	23.5	68.6	(1.0)
Income before taxes	583.5	661.8	447.4
Income tax (provision) benefit	(137.8)	(162.2)	211.0
Net income	445.7	499.6	658.4
Net loss (income) attributable to noncontrolling interests	(18.1)	24.2	(2.9)
Net income attributable to JHG	$427.6	$523.8	$655.5

Earnings per share attributable to JHG common shareholders:
Basic	$2.21	$2.62	$3.97
Diluted	$2.21	$2.61	$3.93
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	$74.7	$(124.3)	$125.0
Net unrealized losses on available-for-sale securities	—	—	(2.0)
Actuarial gains (losses)	(5.6)	3.7	(11.1)
Other comprehensive income (loss), net of tax	69.1	(120.6)	111.9
Other comprehensive loss (income) attributable to noncontrolling interests	(12.7)	1.4	20.8
Other comprehensive income (loss) attributable to JHG	$56.4	$(119.2)	$132.7
Total comprehensive income	$514.8	$379.0	$770.3
Total comprehensive loss (income) attributable to noncontrolling interests	(30.8)	25.6	17.9
Total comprehensive income attributable to JHG	$484.0	$404.6	$788.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2019	2018	2017
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$445.7	$499.6	$658.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.6	62.6	52.8
Impairment of intangible asset	18.0	7.2	—
Deferred income taxes	(4.7)	(10.5)	(355.6)
Stock-based compensation plan expense	74.2	82.4	67.4
Gains from equity-method investments, net	—	—	0.6
Impairment of ROU operating asset	4.7	—	—
Investment (gains) losses, net	(34.2)	40.9	(18.0)
Contingent consideration fair value adjustment	(20.0)	—	—
Contributions to pension plans in excess of costs recognized	1.0	(16.1)	(20.9)
Gain from BNP Paribas transaction	—	(22.3)	—
Dai-ichi option fair value adjustments	—	(26.8)	—
Other, net	(11.1)	4.8	7.2
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	0.4	3.9	(0.9)
Other assets	(16.4)	134.5	(117.8)
Other accruals and liabilities	(57.0)	(89.4)	170.9
Net operating activities	463.2	670.8	444.1
Investing activities:
Cash acquired from acquisition of JCG	—	—	417.2
Proceeds from (purchase of):
Investment securities, net	1.5	35.1	7.5
Property, equipment and software	(37.8)	(29.1)	(17.7)
Investment securities by consolidated seeded investment products, net	(320.8)	36.5	141.4
Investment income received by consolidated funds	—	—	7.9
Cash movement on deconsolidation of consolidated funds	—	—	(11.2)
Proceeds from BNP Paribas transaction, net	—	36.5	—
Cash received (paid) on settled hedges, net	(34.9)	16.0	(23.7)
Dividends received from equity-method investments	0.4	—	0.2
Dividends attributable to noncontrolling interests	—	—	(2.6)
Proceeds from sale of Volantis	2.3	5.9	0.5
Net investing activities	(389.3)	100.9	519.5
Financing activities:
Settlement of convertible note hedge	—	—	59.3
Settlement of stock warrant	—	—	(47.8)
Proceeds from issuance of options	—	—	25.7
Proceeds from stock-based compensation plans	—	8.6	6.0
Purchase of common stock for stock-based compensation plans	(39.0)	(86.6)	(52.1)
Purchase of common stock for share buyback program	(199.9)	(99.8)	—
Dividends paid to shareholders	(272.4)	(275.1)	(256.0)
Repayment of long-term debt	—	(95.3)	(92.5)
Payment of contingent consideration	(14.1)	(22.7)	—
Distributions to noncontrolling interests	(1.3)	(8.1)	(5.0)
Third-party sales (redemptions) in consolidated seeded investment products, net	320.8	(36.5)	(141.4)
Principal payments under capital lease obligations	(1.1)	(1.3)	(0.9)
Net financing activities	(207.0)	(616.8)	(504.7)
Cash and cash equivalents:
Effect of foreign exchange rate changes	13.0	(32.5)	12.1
Net change	(120.1)	122.4	471.0
At beginning of period	916.6	794.2	323.2
At end of period	$796.5	$916.6	$794.2
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.8	$8.0
Cash paid for income taxes, net of refunds	$160.0	$184.7	$113.1
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$733.9	$880.4	$760.1
Cash and cash equivalents held in consolidated VIEs	62.6	36.2	34.1
Total cash and cash equivalents	$796.5	$916.6	$794.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2017	1,131.8	$234.4	$1,237.9	$(155.1)	$(434.5)	$764.8	$44.8	$1,692.3
Share consolidation	—	—	—	—	—	—	—	—
Net income	(1,018.6)	—	—	—	—	655.5	1.5	657.0
Other comprehensive income (loss)	—	—	—	—	132.7	—	(20.8)	111.9
Dividends paid to shareholders ($0.64 and £0.0915 per share)	—	—	0.1	—	—	(256.0)	—	(255.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Derivative instruments acquired on acquisition	—	—	31.4	—	—	—	—	31.4
Noncontrolling interests recognized on acquisition of JCG	—	—	—	—	—	—	13.3	13.3
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.4)	—	(0.4)
Adjust consideration for post combination services under unvested stock-based compensation plans	—	—	(51.8)	—	—	—	—	(51.8)
Redemptions of convertible debt and settlement of derivative instruments	—	—	(22.3)	—	—	—	—	(22.3)
Tax impact of convertible debt redemptions and settlement of derivative instruments	—	—	(2.7)	—	—	—	—	(2.7)
Purchase of common stock for stock-based compensation plans	—	—	—	(52.1)	—	—	—	(52.1)
Issuance of common stock	87.2	130.8	2,551.2	—	—	—	—	2,682.0
Redenomination and reduction of par value of stock	—	(64.6)	64.6	—	—	—	—	—
Vesting of stock-based compensation plans	—	—	(29.0)	51.4	—	(22.4)	—	—
Stock-based compensation plan expense	—	—	57.5	—	—	9.9	—	67.4
Proceeds from stock-based compensation plans	—	—	6.0	—	—	—	—	6.0
Balance at December 31, 2017	200.4	300.6	3,842.9	(155.8)	(301.8)	1,151.4	38.2	4,875.5
Cumulative-effect adjustment of change in accounting principle	—	—	—	—	(2.5)	2.7	—	0.2
Adjusted balance at December 31, 2017	200.4	300.6	3,842.9	(155.8)	(304.3)	1,154.1	38.2	4,875.7
Net income	—	—	—	—	—	523.8	(9.1)	514.7
Other comprehensive loss	—	—	—	—	(119.2)	—	—	(119.2)
Dividends paid to shareholders ($1.40 per share)	—	—	0.2	—	—	(270.4)	—	(270.2)
Share buyback program	(4.0)	(6.0)	—	—	—	(93.8)	—	(99.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.6)	(7.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.8	—	0.8
Redemptions of convertible debt	—	—	(38.0)	—	—	—	—	(38.0)
Purchase of common stock for stock-based compensation plans	—	—	(37.5)	(49.1)	—	—	—	(86.6)
Vesting of stock-based compensation plans	—	—	(34.1)	34.1	—	—	—	—
Stock-based compensation plan expense	—	—	82.4	—	—	—	—	82.4
Proceeds from stock-based compensation plans	—	—	8.6	—	—	—	—	8.6
Balance at December 31, 2018	196.4	294.6	3,824.5	(170.8)	(423.5)	1,314.5	21.5	4,860.8
Net income	—	—	—	—	—	427.6	(1.1)	426.5
Other comprehensive income	—	—	—	—	56.4	—	—	56.4
Dividends paid to shareholders ($1.44 per share)	—	—	0.1	—	—	(272.5)	—	(272.4)
Share buyback program	(9.4)	(14.1)	—	—	—	(185.8)	—	(199.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(33.8)	(5.2)	—	—	—	(39.0)
Vesting of stock-based compensation plans	—	—	(36.5)	36.5	—	—	—	—
Stock-based compensation plan expense	—	—	74.2	—	—	—	—	74.2
Balance at December 31, 2019	187.0	$280.5	$3,828.5	$(139.5)	$(367.1)	$1,284.1	$19.7	$4,906.2

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business

As used herein, “JHG,” “we,” "us,” “our” and similar terms refer to Janus Henderson Group plc and its subsidiaries, unless indicated otherwise.

JHG is an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Quantitative Equities, Multi-Asset and Alternatives.

JHG is a public limited company incorporated in Jersey, Channel Islands, and is tax-resident and domiciled in the UK. Our common stock is traded on the NYSE and our CDIs are traded on the ASX.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared according to U.S. GAAP and include all majority-owned subsidiaries and consolidated seeded investment products. Intercompany accounts and transactions have been eliminated in consolidation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the issuance date.

Prior to the Merger, Henderson’s functional currency was GBP. After consideration of numerous factors, such as the denomination of its shares, payments of dividends and our main economic environment, management concluded that the post-Merger functional currency of JHG is USD.

Certain prior year amounts in our Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, revenue amounts related to certain transfer agent and administrative activities performed for investment products that were previously classified in other revenue were reclassified to shareowner servicing fees. There is no change to consolidated total revenue, operating income, net income or cash flows as a result of this change in classification.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Our significant estimates relate to investment securities, acquisition accounting, goodwill and intangible assets, retirement benefit assets and obligations, contingent consideration, equity compensation and income taxes.

Segment Information

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, resources are allocated and the business is managed by the chief operating decision-maker, the CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, we operate as a single segment investment management business.

Consolidation of Investment Products

We perform periodic consolidation analyses of our seeded investment products to determine if the product is a VIE or a VRE. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and any de facto agent implications of our involvement with the product. Investment products that are determined to be VIEs are consolidated if we are the primary beneficiary of the product. VREs are consolidated if we hold the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by JHG or third parties, or amendments to the governing documents of our investment products), management reviews and reconsiders its previous conclusion regarding the status of a product as a VIE or a VRE. Additionally, management continually reconsiders whether we are considered a VIE’s primary beneficiary, and thus consolidates such product.

Variable Interest Entities

Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are considered VIEs. We review factors, including whether or not (i) the product has equity that is sufficient to permit it to finance its activities without additional subordinated support from other parties and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the product that most significantly impact the product’s economic performance, to determine if the investment product is a VIE. We re-evaluate such factors as facts and circumstances change.

We consolidate a VIE if we are the VIE’s primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the product or the right to receive benefits from the product that potentially could be significant to the VIE.

We are the manager of various types of seeded investment products, which may be considered VIEs. Our involvement in financing the operations of the VIEs is generally limited to its investments in the products.

VIEs are generally subject to consolidation by us at lower ownership percentages than the 50% threshold applied to VREs and are also subject to specific disclosure requirements.

Voting Rights Entities

We consolidate seeded investment products accounted for as VREs when we are considered to control such products, which generally exists if we have a greater than 50% voting equity interest.

Property, Equipment and Software

Property, equipment and software are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the related assets (or the lease term, if shorter). Depreciation expense totaled $23.5 million, $24.7 million and $24.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Property, equipment and software are summarized as follows (in millions):

	Depreciation	December 31,
	period	2019	2018
Furniture, fixtures and computer equipment	3-10 years	$36.1	$31.3
Leasehold improvements	Over the shorter of 20 years or the period of the lease	38.0	35.3
Computer software	3-7 years	83.1	65.6
Property, equipment and software, gross		$157.2	$132.2
Accumulated depreciation		(72.5)	(62.7)
Property, equipment and software, net		$84.7	$69.5

Computer software is recorded at cost and depreciated over its estimated useful life. Internal and external costs incurred in connection with researching or obtaining computer software for internal use are expensed as incurred during the preliminary project stage, as are post-implementation training and maintenance costs. Internal and external costs incurred for internal use software during the application development stage are capitalized until such time that the software is substantially complete and ready for its intended use. Application development stage costs are depreciated on a straight-line basis over the estimated useful life of the software.

We evaluate our property, equipment and software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2019, 2018 and 2017.

Deferred Commissions

Initial sales commissions paid to and received from financial intermediaries on sales of certain wholesale products are deferred and amortized over various periods, not exceeding four years. The amortization period is based on the average expected life of the product on which the commission is received. Deferred commissions are recognized as components of other current assets and of accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Equity Method Investments

Our investment in equity method investees, where we do not control the investee but can exert significant influence over the financial and operating policies (generally considered to be ownership between 20% and 50%), as well as in joint ventures where there is joint control (and in both cases, where we are not the primary beneficiary of a VIE), are accounted for using the equity method of accounting.

Investments are initially recognized at cost when purchased for cash, or at the fair value of shares received where acquired as part of a wider transaction. The investments are subsequently carried at cost adjusted for our share of net income or loss and other changes in comprehensive income of the equity method investee, less any dividends or distributions received by us. The Consolidated Statements of Comprehensive Income includes our share of net income or loss for the year, or period of ownership, if shorter, within other non-operating income (expenses), net.

Financial Instruments

Financial assets are recognized at fair value in the Consolidated Balance Sheets when we become a party to the contractual provisions of an instrument. The fair value recognized is adjusted for transaction costs, except for financial assets classified as trading where transaction costs are recognized immediately in net income. Financial assets are derecognized when the rights to receive cash flows from the investments have expired or where they have been transferred and we have also transferred substantially all the risks and rewards of ownership.

Purchases and sales of financial assets are recognized at the trade date. Delivery and settlement terms are usually determined by established practices in the market concerned.

Debt securities, equity securities and holdings in pooled funds are measured at subsequent reporting dates at fair value. We determine the classification of its financial assets on initial recognition.

Unrealized gains and losses represent the difference between the fair value of the financial asset at the reporting date and cost or, if these have been previously revalued, the fair value at the last reporting date. Realized gains and losses on financial assets are calculated as the difference between the net sales proceeds and cost or amortized cost using the specific identification method.

Financial liabilities, excluding contingent consideration, derivatives, fund deferral liabilities and redeemable noncontrolling interests in consolidated funds which are stated at fair value, are stated at amortized cost using the effective interest rate method. Financial liabilities stated at amortized cost include our long-term debt. Amortized cost is calculated by taking into account any issue costs and any discount or premium on settlement. Financial liabilities cease to be recognized when the obligation under the liability has been discharged or cancelled or has expired.

Investment Securities

Seeded Investment Products

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment or “seeding.” The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. The change in fair value of seeded investment products is recorded in investment gains (losses), net on our Consolidated Statements of Comprehensive Income. Noncontrolling interests in seeded investment products represent third-party ownership interests and are included in investment securities on our Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

Refer to the consolidation discussion in this note for information regarding the consolidation of certain seeded investment products.

We may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy. The length of time we hold a majority interest in a product varies based on a number of factors, including market demand, market conditions and investment performance.

Investments in Advised Mutual Funds and Investments Related to the Economic Hedging of Deferred Compensation

We grant mutual fund share awards to employees that are indexed to certain funds managed by us. Upon vesting, participants receive the value of the mutual fund share awards adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding, or participants receive shares in the mutual fund. When investments in our fund products are purchased and held against deferred compensation liabilities, any movement in the fair value of the assets and corresponding movements in the deferred compensation liability are recognized in the Consolidated Statements of Comprehensive Income.

We maintain deferred compensation plans for certain highly compensated employees and members of its Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by us and our subsidiaries. We make no contributions to the plans. To protect against market variability of the liability, we create an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JHG. Changes in market value of the liability to participants are recognized as long-term incentive compensation in our Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized in investment gains (losses), net on our Consolidated Statements of Comprehensive Income.

Other Investment Securities

Other investment securities primarily represent investments in our fund products held by employee benefit trusts, certain investments in unconsolidated seed capital investments and certain investments in consolidated funds. Gains and losses arising from changes in the fair value of these securities are included within investments gains (losses), net in the Consolidated Statements of Comprehensive Income. Where investments in our fund products are held against outstanding deferred compensation liabilities, any movement in the fair value of these assets and corresponding movements in the deferred compensation liability are recognized in the Consolidated Statements of Comprehensive Income.

Trade Receivables

Trade receivables, which generally have 30-day payment terms, are initially recognized at fair value, which is normally equivalent to the invoice amount. When the time value of money is material, the fair value is discounted. Provision for specific doubtful accounts is made when there is evidence that we may not be able to recover balances in full. Balances are written off when the receivable amount is deemed uncollectable.

OEIC and Unit Trust Receivables and Payables

OEIC and unit trust receivables and payables are in relation to the purchase of units/shares (by investors) and the liquidation of units/shares (owned by trustees). The amounts are dependent on the level of trading and fund switches in the four working days leading up to the end of the period. Since they are held with different counterparties, the amounts are presented gross on our Consolidated Balance Sheets.

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

Derivative Instruments

We may, from time to time, use derivative financial instruments to mitigate price, interest rate, foreign currency and credit risk. We do not designate derivative instruments as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging.

Derivative instruments are measured at fair value and classified as either other current assets or accounts payable and accrued liabilities on our Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded within investment gains (losses), net in our Consolidated Statements of Comprehensive Income. Changes in fair value of foreign currency forward contracts designated as hedges for accounting purposes are recognized in accumulated other comprehensive income under net investment hedge accounting.

Our consolidated seed investments may also be party to derivative instruments. These derivative instruments are disclosed separately from our corporate derivative instruments. Refer to Note 6 – Investment Securities.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other non-current assets in our Consolidated Balance Sheets. The current and non-current portions of operating lease liabilities are included in accounts payable and accrued liabilities and in other non-current liabilities, respectively.

Finance lease ROU assets are included in property, equipment and software, net, and finance lease liabilities are included in other non-current liabilities.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Nonredeemable Noncontrolling Interests and Redeemable Noncontrolling Interests

Nonredeemable noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at the estimated fair value as of the balance sheet date. Noncontrolling interests in consolidated seed investments are classified as redeemable noncontrolling interests where there is an obligation on the fund to repurchase units at the investor’s request. Refer to Note 14 – Noncontrolling Interests for further information.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments traded in active markets (such as publicly traded securities and derivatives) is based on quoted market prices at the reporting date. The quoted market price used for financial instruments is the last traded market price for both financial assets and financial liabilities where the last traded price falls within the bid ask spread. In circumstances where the last traded price is not within the bid ask spread, management will determine the point within the bid ask spread that is most representative of fair value current bid price. The fair value of financial instruments that are not traded in an active market is determined using valuation techniques commonly used by market participants, including the use of comparable recent arm’s length transactions, discounted cash flow analysis and option pricing models. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that we are valuing and the selected benchmark.

Measurements of fair value are classified within a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The valuation hierarchy contains three levels:

●	Level 1—Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

●

Level 2—Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

●Level 3—Valuation inputs are unobservable and significant to the fair value measurement.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is determined using the underlying inputs used in the calculation of the NAV of each product.

Level 2 Fair Value Measurements

Our Level 2 fair value measurements consist mostly of consolidated seeded investment products and our long-term debt. The fair value of consolidated seeded investment products is determined by the underlying securities of the product. The fair value of our long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

Our assets and liabilities measured at Level 3 are primarily private equity investments, contingent deferred consideration and deferred compensation liabilities that are held against investments in our fund products, where the significant valuation inputs are unobservable.

Private equity investments are valued using a combination of the enterprise value/EBITDA multiple method and the discounted cash flow method. Significant unobservable inputs include discount rates, EBITDA multiple and price-earnings ratio, taking into account management’s experience and knowledge of market conditions of the specific industries.

Details of inputs used to calculate the fair value of contingent deferred consideration can be found in Note 10 – Fair Value Measurements.

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3. See the Goodwill and Intangible Assets, Net accounting policy set forth within this note for further information.

Income Taxes

We provide for current tax expense according to the tax laws in each jurisdiction in which we operate, using tax rates and laws that have been enacted by the balance sheet date.

Deferred income tax assets and liabilities are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted income tax rates that may be in effect when these differences reverse. The effect of changes in tax rates on our deferred tax assets and liabilities is recognized as income tax within net income in the period that includes the enactment date. Significant management judgment is required in developing our provision for income taxes, including the valuation allowances that might be required against deferred tax assets and the evaluation of unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.

We periodically assess the recoverability of our deferred tax assets and the need for valuation allowances on these assets. We make these assessments based on the weight of available evidence regarding possible sources of future taxable income and estimates relating to the future performance of the business that results in taxable income.

In evaluating uncertain tax positions, we consider the probability that the tax benefit can be sustained on examination by a taxing authority on the basis of its technical merits (“the recognition threshold”). For tax positions meeting this threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the taxing authority on the basis of a cumulative-probability assessment of the possible outcomes. For tax positions not meeting the recognition threshold, no financial statement benefit is recognized. We recognize the accrual of interest and penalties on uncertain tax positions as a component of the income tax provision.

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

Management fees are primarily received monthly or quarterly, while performance fees are usually received monthly, quarterly or annually, although the frequency of receipt varies between agreements. Management and performance fee revenue earned but not yet received is recognized within fees and other receivables on our Consolidated Balance Sheets.

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

Principal Versus Agent

We utilize third-party intermediaries to fulfill certain performance obligations in our revenue agreements. Generally, we are deemed to be the principal in these arrangements because we control the investment management and other related services before they are transferred to customers. Such control is evidenced by our primary responsibility to customers, the ability to negotiate the third-party contract price and select and direct third-party service providers, or a combination of these factors. Therefore, distribution and service fee revenues and the related third-party distribution and service expenses are reported on a gross basis.

Operating Expenses

Operating expenses are accrued and recognized as incurred.

Stock-Based Compensation

We grant stock-based awards to our employees, all of which are classified as equity settled stock-based payments. Equity settled stock-based payments are measured at the fair value of the shares at the grant date. The awards are expensed, with a corresponding increase in reserves, on a graded basis over the vesting period. Forfeitures are recognized as they occur.

The grant date fair value for stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to determine certain variables; the assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility are determined using historical Group data. The risk-free interest rate for options granted is based on the three year UK treasury coupon at the time of the grant. The expected life of the stock options is the same as the service conditions applicable to all Group awards.

We generally use the Monte Carlo model to determine the fair value of performance-based awards. The assumptions used in the Monte Carlo model include dividend yield, share price volatility and discount rate.

We had no stock-based compensation costs included in retained earnings during the years ended December 31, 2019 and 2018, and $9.9 million of costs included in retained earnings during the years ended December 31, 2017. We had no proceeds from stock-based compensation plans included in retained earnings for the years ended December 31, 2019, 2018 and 2017. Prior to our Extraordinary General Meeting (“EGM”) on April 26, 2017, our articles of association did not allow us to recognize these items in additional paid-in-capital. A change in our articles of association was approved at the EGM and from April 26, 2017, all costs in relation to stock-based compensation will be recognized in additional paid-in-capital. There was no accumulated balance in relation to stock-based compensation plans within retained earnings as of December 31, 2019 and 2018.

Commissions

Commissions on management fees are accounted for on an accrual basis and are recognized in the accounting period in which the associated management fee is earned.

Earnings Per Share

Basic earnings per share attributable to our shareholders is calculated by dividing net income (adjusted for the allocation of earnings to participating restricted stock awards) by the weighted average number of shares outstanding. We have calculated earnings per share using the two-class method. There are some participating restricted stock awards that are paid non-forfeitable dividends. Under the two-class method, net income attributable to JHG is adjusted for the allocation of earnings to participating restricted stock awards.

Diluted earnings per share is calculated in a similar way to basic earnings per share but is adjusted for the effect of potential common shares unless they are anti-dilutive.

Contingent Consideration

Contingent consideration, resulting from business combinations, is recognized at fair value at the acquisition date as part of the business combination and discounted where the time value of money is material. The determination of the fair value is based on discounted cash flows, with the key assumptions being the probability of meeting each performance target and the discount factor applied. When the contingent consideration meets the definition of a financial liability, it is subsequently re-measured to fair value at each reporting date through other non-operating income. Finance charges, where discounting has been applied, are also recognized through other non-operating income. See Note 10 – Fair Value Measurements for further information about contingent consideration on acquisitions taking place during the reporting period.

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

Indefinite-lived intangible assets comprise investment management agreements where the agreements are with investment companies themselves and not with underlying investors. Such contracts are typically renewed indefinitely and, therefore, we consider the contract life to be indefinite and, as a result, the contracts are not amortized. Definite-lived intangible assets comprise investment management agreements where the agreements are with the underlying investor.

Indefinite-lived intangible assets and goodwill are not amortized. Definite-lived client relationships are amortized on a straight-line basis over their remaining useful lives.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We have determined that we have one reporting unit for goodwill impairment testing purposes, which is consistent with internal management reporting and management’s oversight of operations. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. We chose to forego the qualitative test and instead perform a quantitative impairment test, determining the enterprise value of the reporting unit and comparing it to our equity balance (carrying amount). If the fair value is less than the carrying amount, an impairment is recognized. Any impairment is recognized immediately through net income and cannot subsequently be reversed.

Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and indefinite-lived assets are tested for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired.

Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

Foreign Currency

Transactions in foreign currencies are recorded at the appropriate exchange rate prevailing at the date of the transaction. Foreign currency monetary balances at the reporting date are converted at the prevailing exchange rate. Foreign currency non-monetary balances carried at fair value or cost are translated at the rates prevailing at the date when the fair value or cost is determined. Gains and losses arising on retranslation are recognized as a component of net income.

On consolidation, the assets and liabilities of our operations for which the functional currency is not USD are translated at exchange rates prevailing at the reporting date. Income and expense items are recognized at an average monthly exchange rate. Exchange differences arising, if any, are taken through other comprehensive income to accumulated other comprehensive income. Where net investment hedge accounting is applied using foreign currency forward contracts, the fair value movement on these contracts is also recognized within accumulated other comprehensive income. In the period in which an operation is disposed of, translation differences previously recognized in accumulated other comprehensive income are recognized as a component of net income.

Post-Employment Retirement Benefits

We provide employees with retirement benefits through both defined benefit and defined contribution plans. The assets of these plans are held separately from our general assets in trustee-administered funds.

Contributions to the defined contribution plan are expensed to employee compensation and benefits on the Consolidated Statements of Comprehensive Income when they become payable.

Defined benefit obligations and the cost of providing benefits are determined annually by independent qualified actuaries using the projected unit credit method. Our annual measurement date of the defined benefit plan is December 31. The defined benefit obligation is measured as the present value of the estimated future cash outflows using a discount rate based on AA-rated corporate bond yields of appropriate duration. The plan assets are recognized at fair value. The funded status of the defined benefit pension plans (the resulting surplus or deficit of defined benefit assets less liabilities) is recognized in the Consolidated Balance Sheets, net of any taxes that would be deducted at source.

Actuarial gains and losses arise as a result of the difference between actual experience and actuarial assumptions. We have adopted the 10% corridor method for recognizing actuarial gains and losses, which means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities or assets of the scheme (the corridor) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than the corridor are amortized to net income over the average remaining future working lifetime of the active members in the plan.

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

See Note 16 – Retirement Benefit Plans for further discussion of our pension plans.

Common Stock

JHG’s ordinary shares, par value $1.50 per share, are classified as equity instruments. Equity shares issued by us are recorded at the fair value of the proceeds received or the market price on the day of issue. Direct issue costs, net of tax, are deducted from additional paid-in-capital within equity.

Treasury shares held are equity shares of JHG acquired by or issued to employee benefit trusts. Treasury shares held are recorded at cost and are deducted from equity. No gain or loss is recognized in the Consolidated Statements of Comprehensive Income on the purchase, issue, sale or cancellation of our own equity shares.

Share Redenomination and Consolidation

On April 26, 2017, Henderson redenominated its ordinary shares from GBP to USD, resulting in a change in par value from £0.125 to $0.1547 per share. At that time, Henderson had 1,131,842,110 shares in issue and as a result, the ordinary share nominal capital became $175.1 million. The difference between the revised ordinary share nominal capital balance of $175.1 million and the previously stated ordinary share nominal capital balance of $234.4 million (converted at the historic exchange rate rather than the rate required for the redenomination under Jersey company law) was recognized as a component of additional paid-in-capital. Consequently, the additional paid-in-capital balance was adjusted from $1,237.9 million to $1,297.2 million.

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

We adopted the new standard effective January 1, 2019, using the modified retrospective approach. Comparative prior periods were not adjusted upon adoption as we utilized the practical expedients available under the guidance. Specifically, we did not (i) reassess existing contracts for embedded leases, (ii) reassess existing lease agreements for finance or operating classification, or (iii) reassess existing lease agreements in consideration of initial direct costs.

Upon adoption, we recognized $129.8 million in ROU assets related to its leased property and equipment. Corresponding lease liabilities of $146.4 million were also recognized. Our property leases represent the vast majority of our ROU assets and lease liabilities, with office spaces in Denver and London representing a significant portion of our leased property.

Refer to further disclosure in Note 8 – Leases.

Hedge Accounting

In August 2017, the FASB issued an updated standard that amended hedge accounting. The standard expanded the strategies eligible for hedge accounting, changed how companies assess hedge effectiveness and required new disclosures and presentation. We adopted the standard effective January 1, 2019. The adoption did not have a material impact on our results of operations or financial position.

Recent Accounting Pronouncements Not Yet Adopted

Retirement Benefit Plans

In August 2018, the FASB issued an accounting standards update (“ASU”) that modifies the disclosure requirements for employers that sponsor defined benefit pension plans. The ASU removes, adds and clarifies a number of disclosure requirements related to sponsored benefit plans. The standard is effective January 1, 2021, for calendar year-end companies, and early adoption is permitted. We are evaluating the effect of adopting this new accounting standard.

Implementation Costs — Cloud Computing Arrangements

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. Early adoption is permitted. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. We are evaluating the effect of adopting this new accounting standard and anticipate adopting the standard on a prospective basis. We generally expect increased capitalized costs as our previous policy dictated that implementation costs incurred in a hosting arrangement be expensed as incurred.

Note 4 — Acquisitions and Dispositions

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

Pro Forma Results of Operations

The following table presents summarized unaudited supplemental pro forma operating results as if the Merger had occurred at the beginning of January 1, 2016 (in millions):

Year ended December 31,
2017
Revenue	$2,182.6
Net income attributable to JHG	$704.6

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

Sale of Geneva

In the fourth quarter 2019, we entered into an agreement to sell our Milwaukee-based U.S. equities subsidiary Geneva. The sale has not yet closed as of February 26, 2020.

Contingent Consideration

Acquisitions prior to the Merger included contingent consideration. Refer to Note 10 – Fair Value Measurements for a detailed discussion of the terms of the contingent consideration.

Note 5 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2019 and 2018, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. The assets of these VIEs are not available to us or our creditors. We may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

At December 31, 2019 and 2018, the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VIEs was $9.9 million and $3.1 million, respectively. Our total exposure to unconsolidated VIEs represents the value of its economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded on JHG’s Consolidated Balance Sheets, including our net interest in these products (in millions):

	December 31,	December 31,
	2019	2018
Investment securities	$29.9	$13.9
Cash and cash equivalents	1.5	1.4
Other current assets	0.2	0.1
Accounts payable and accrued liabilities	(0.7)	(0.1)
Total	30.9	15.3
Redeemable noncontrolling interests in consolidated VREs	(6.3)	(6.0)
JHG's net interest in consolidated VREs	$24.6	$9.3

Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

At December 31, 2019 and 2018, the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VREs were $21.5 million and $50.7 million, respectively. Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 6 — Investment Securities

Our investment securities as of December 31, 2019 and 2018, are summarized as follows (in millions):

	December 31,	December 31,
	2019	2018
Seeded investment products:
Consolidated VIEs	$924.8	$282.7
Consolidated VREs	29.9	13.9
Unconsolidated VIEs and VREs	31.4	53.8
Separate accounts	60.8	71.6
Pooled investment funds	0.1	25.5
Total seeded investment products	1,047.0	447.5
Investments related to deferred compensation plans	125.9	120.3
Other investments	5.4	6.7
Total investment securities	$1,178.3	$574.5

Trading Securities

Net unrealized gains (losses) on investment securities held by us as of December 31, 2019, 2018 and 2017, are summarized as follows (in millions):

	Year ended
	December 31,
	2019	2018	2017
Unrealized gains (losses) on investment securities held at period end	$(19.2)	$(40.6)	$25.2

Derivative Instruments

We maintain an economic hedge program that uses derivative instruments to mitigate against market volatility of certain seeded investments by using index and commodity futures (“futures”), index swaps, total return swaps (“TRSs”) and credit default swaps. Foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts. We also have a net investment hedge related to foreign currency translation on hedged seed investments denominated in currencies other than our functional currency.

We were a party to the following derivative instruments as of December 31, 2019 and 2018 (in millions):

	Notional Value
	December 31, 2019	December 31, 2018
Futures	$222.9	$147.1
Credit default swaps	143.0	133.2
Total return swaps	46.3	77.2
Foreign currency forward contracts	327.8	131.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net in our Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income (loss), net of tax on our Consolidated Statements of Comprehensive Income.

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on the Consolidated Balance sheets. As of December 31, 2019 derivative assets and liabilities were $0.7 million and $8.7 million, respectively.

We recognized the following foreign currency translation gains (losses) on hedged seed investments denominated in currencies other than our functional currency and gains (losses) associated with foreign currency forward contracts under net investment hedge accounting for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year ended December 31,
	2019	2018	2017
Foreign currency translation	$(1.1)	$(6.8)	$(3.2)
Foreign currency forward contracts	1.1	6.8	3.2
Total	$—	$—	$—

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also occasionally engage in short sales of securities. As of December 31, 2019, the fair value of securities sold but not yet purchased was $26.5 million. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Consolidated Statements of Comprehensive Income.

Derivative Instruments in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on our Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2019 and 2018 (in millions):

	Notional Value
	December 31, 2019	December 31, 2018
Futures	$88.3	$267.8
Contracts for differences	15.5	8.7
Credit default swaps	0.1	6.2
Total return swaps	0.1	23.7
Interest rate swaps	19.4	61.5
Options	1.0	9.6
Swaptions	—	8.3
Foreign currency forward contracts	167.5	154.9

As of December 31, 2019 and 2018, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of December 31, 2019 and 2018, the notional values of the agreements totaled $2.2 million and $3.9 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of December 31, 2019 and 2018, the fair value of the credit default swap contracts selling protection was nil and $0.1 million, respectively.

Investment Gains (Losses), Net

Investment gains (losses), net on our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year ended December 31,
	2019	2018	2017
Seeded investment products and derivatives, net	$20.7	$(42.6)	$4.0
Gain on sale of Volantis	—	—	10.2
Other	13.5	1.7	3.8
Investment gains (losses), net	$34.2	$(40.9)	$18.0

Cash Flows

Cash flows related to our investment securities for the years ended December 31, 2019, 2018 and 2017, are summarized as follows (in millions):

	Year ended December 31,
	2019		2018		2017
		Sales,		Sales,		Sales,
	Purchases	settlements	Purchases	settlements	Purchases	settlements
	and	and	and	and	and	and
	settlements	maturities	settlements	maturities	settlements	maturities
Investment securities	$(903.4)	$582.6	$(626.3)	$697.1	$(827.5)	$976.4

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the years ended December 31, 2019 and 2018 (in millions):

	December 31,			Foreign currency		December 31,
	2018	Amortization	Impairment	translation	Disposal	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$(18.0)	$12.8	$—	$2,490.3
Trademarks	380.8	—	—	—	—	380.8
Definite-lived intangible assets:	—
Client relationships	363.3	—	—	1.4	—	364.7
Accumulated amortization	(116.3)	(29.3)	—	(1.6)	—	(147.2)
Net intangible assets	$3,123.3	$(29.3)	$(18.0)	$12.6	$—	$3,088.6
Goodwill	$1,478.0	$—	$—	$26.3	$—	$1,504.3

	December 31,			Foreign currency		December 31,
	2017	Amortization	Impairment	translation	Disposal	2018
Indefinite-lived intangible assets:
Investment management agreements	$2,543.9	$—	$(7.2)	$(41.2)	$—	$2,495.5
Trademarks	381.2	—	—	(0.4)	—	380.8
Definite-lived intangible assets:
Client relationships	369.4	—	—	(6.1)	—	363.3
Accumulated amortization	(89.7)	(29.5)	—	2.9	—	(116.3)
Net intangible assets	$3,204.8	$(29.5)	$(7.2)	$(44.8)	$—	$3,123.3
Goodwill	$1,533.9	$—	$—	$(46.4)	$(9.5)	$1,478.0

Indefinite-lived intangible assets represent certain investment management contracts where we expect both the renewal of the contracts and the cash flows generated by them to continue indefinitely. Trademarks primarily relate to JCG and were acquired as a result of the Merger. Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives using the straight-line method. The initial estimated weighted-average life of the client relationships is approximately 13 years.

Foreign currency translation movements in the table primarily relate to the translation of the intangible assets and goodwill balances denominated in non-USD currencies to our functional and presentational currency of USD using the closing foreign currency exchange rate at the end of each reporting period.

Transaction with BNP Paribas

On March 31, 2018, we completed a transaction transferring JHG’s back-office (including fund administration and fund accounting); middle-office (including portfolio accounting, securities operations and trading operations); and custody functions in the U.S. to BNP Paribas. As part of the transaction, more than 100 of our employees, based in Denver, Colorado, transitioned to BNP Paribas, and BNP Paribas became the fund services provider for our U.S.-regulated mutual funds. Gross consideration of $40.0 million was received for the transaction, which resulted in the recognition of a $22.3 million gain in other non-operating income (expenses), net on the Consolidated Statements of Comprehensive Income. We also allocated $9.5 million of goodwill to the transaction, which resulted in a $9.5 million goodwill reduction, disclosed in the disposal column in the table above.

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization	Amount
2020	$29.4
2021	26.5
2022	18.0
2023	17.8
2024	16.4
Thereafter	109.4
Total	$217.5

Impairment Testing

We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets on October 1 of each year. For our 2019 assessment, we elected to perform step one of the goodwill impairment assessment comparing the estimated fair value of the reporting unit to its carrying value. We opted to use a market value approach with a control premium to estimate the enterprise value of our sole reporting unit. The results of the assessment revealed the estimated fair value of the reporting unit was $0.3 billion greater than the carrying value.

Certain indefinite-lived intangible assets comprised of investment management agreements were tested for impairment in the second quarter 2019 due to lower than expected growth. A discounted cash flow model was used to determine the estimated fair value. Some of the inputs used in the discounted cash flow model required significant management judgment; this includes the discount rate, terminal growth rate and forecasted financial results. The results of the valuation indicated an estimated value of $132.0 million which was $18.0 million below the $150.0 million carrying value of intangible asset. As such, we recorded an $18.0 million impairment in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income. The carrying value of the intangible asset as of December 31, 2019 (post-impairment) was $132.0 million.

We also assessed our indefinite-lived intangible assets as part of our annual impairment assessment. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, certain intangible assets comprised of investment management agreements with a carrying value of $167.6 million as of September 30, 2019 required further review to determine if they were impaired. We prepared a discounted cash flow model to arrive at the estimated fair value of the intangible asset, which was above the carrying value of the asset. As discussed above, some of the inputs in the discounted cash flow model require significant management judgment. For the remaining indefinite-lived intangible assets, we concluded it is more likely than not that the fair values of our intangible assets exceed their carrying values; no impairment was recorded.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no definite-lived intangible asset impairments identified during the year ended December 31, 2019. For the year ended December 31, 2018, we identified and recorded a $7.2 million impairment associated with our Gartmore investment management agreements, which was recognized within depreciation and amortization in the Consolidated Statement of Comprehensive Income.

Note 8 — Leases

Our leases include operating and finance leases for property and equipment. Property leases include office space in the UK, Europe, the U.S. and the Asia-Pacific region. Equipment leases include copiers and server equipment located throughout our office space. Our leases have remaining lease terms of one year to 10 years. Certain leases include options to extend or early terminate the leases, however, we currently do not intend to exercise these options, and they are not reflected in our lease assets and liabilities. The impact of operating and financing leases on our financial statements is summarized below.

Balance Sheet

Operating and financing lease assets and liabilities on our Consolidated Balance Sheets as of December 31, 2019, consisted of the following (in millions):

Operating lease right-of-use assets:	December 31, 2019
Other non-current assets	$132.6

Operating lease liabilities:
Accounts payable and accrued liabilities	$24.9
Other non-current liabilities	129.4
Total operating lease liabilities	$154.3

Finance lease right-of-use assets:
Property and equipment, cost	$13.0
Accumulated depreciation	(12.2)
Property and equipment, net	$0.8

Finance lease liabilities
Accounts payable and accrued liabilities	$0.8
Other non-current liabilities	0.1
Total finance lease liabilities	$0.9

Statement of Comprehensive Income

The components of lease expense on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2019, are summarized below (in millions):

Year ended
December 31, 2019
Operating lease cost(1)	$33.7

Finance lease cost:
Amortization of right-of-use asset(2)	$1.1
Interest on lease liabilities(3)	—
Total finance lease cost	$1.1

(1)	Included in general, administrative and occupancy on our Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization on our Consolidated Statements of Comprehensive Income.
(3)	Included in interest expense on our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK and received $7.3 million from the tenants during the year ended December 31, 2019. We recognized a $4.7 million impairment of a subleased ROU operating asset in the UK during the year ended December 31, 2019, as collection of rents under the sublease are uncertain. Also, we recognized a $0.7 million impairment of a U.S. operating lease during the year ended December 31, 2019, due to early termination of the lease.

Cash Flow Statement

Cash payments for operating and finance leases included in our Consolidated Statements of Cash Flows for the year ended December 31, 2019, consisted of the following (in millions):

Year ended
December 31, 2019
Operating cash flows from operating leases	$28.9
Financing cash flows from finance leases	$1.1

Non-cash lease transactions during the year ended December 31, 2019, included a $19.8 million ROU asset and corresponding lease liability for a UK property lease commenced in March 2019.

Supplemental Information

As of December 31, 2019, we have an additional operating lease for office space in the U.S. that has not yet commenced. The lease commenced in January 2020, with a lease term of 11 years. The future rent obligations associated with the lease are $8.4 million.

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

Weighted-average remaining lease term (in months):	December 31, 2019
Operating leases	80
Finance leases	15

Weighted-average discount rate(1):	December 31, 2019
Operating leases	4.6%
Finance leases	2.8%

(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions)	Operating leases	Finance leases
2020	$31.1	$0.7
2021	29.8	0.1
2022	25.5	0.1
2023	23.6	—
2024	22.4	—
Thereafter	48.8	—
Total lease payments	181.2	0.9
Less interest	26.9	—
Total	$154.3	$0.9

Note 9 — Equity Method Investments

Equity method investments of $8.8 million and $7.8 million were recognized on our Consolidated Balance Sheets within other non-current assets as of December 31, 2019 and 2018, respectively.

We hold interests in the following equity method investments, including joint ventures managed through shareholder agreements with third-party investors, accounted for under the equity method:

	Country of
	incorporation		2019	2018
	and principal	Functional	percentage	percentage
	place of operation	currency	owned	owned
Long Tail Alpha	USA	USD	20%	20%

The share of net gain (loss) from equity method investments recognized within investment gains (losses), net on our Consolidated Statements of Comprehensive Income was $1.5 million gain and $2.0 million gain during the years ended December 31, 2019 and 2018, respectively.

Note 10 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2019 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$198.4	$—	$—	$198.4
Investment securities:
Consolidated VIEs	573.9	341.0	9.9	924.8
Other investment securities	197.0	56.5	—	253.5
Total investment securities	770.9	397.5	9.9	1,178.3
Seed hedge derivatives	—	0.7	—	0.7
Volantis contingent consideration	—	—	2.9	2.9
Total assets	$969.3	$398.2	$12.8	$1,380.3
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.9	$—	$0.9
Securities sold, not yet purchased	26.5	—	—	26.5
Seed hedge derivatives	—	8.7	—	8.7
Long-term debt (1)	—	330.0	—	330.0
Deferred bonuses	—	—	76.6	76.6
Contingent consideration	—	—	21.2	21.2
Total liabilities	$26.5	$339.6	$97.8	$463.9
(1)	Carried at amortized cost on our Consolidated Balance Sheets and disclosed at fair value.

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of December 31, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$381.8	$—	$—	$381.8
Investment securities:
Consolidated VIEs	103.8	159.7	19.2	282.7
Other investment securities	194.5	97.3	—	291.8
Total investment securities	298.3	257.0	19.2	574.5
Seed hedge derivatives	—	3.2	—	3.2
Derivatives in consolidated seeded investment products	—	0.9	—	0.9
Contingent consideration	—	—	3.9	3.9
Total assets	$680.1	$261.1	$23.1	$964.3
Liabilities:
Derivatives in consolidated seeded investment products	$—	$2.1	$—	$2.1
Financial liabilities in consolidated seeded investment products	0.4	—	—	0.4
Seed hedge derivatives	—	1.1	—	1.1
Long-term debt(1)	—	301.4	—	301.4
Deferred bonuses	—	—	68.5	68.5
Contingent consideration	—	—	61.3	61.3
Total liabilities	$0.4	$304.6	$129.8	$434.8

(1)	Carried at amortized cost on our Consolidated Balance Sheets and disclosed at fair value.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is determined by the underlying inputs used in the calculation of the NAV and the trading activity of each product.

Level 2 Fair Value Measurements

Our Level 2 fair value measurements consist mostly of consolidated seeded investment products, derivative instruments and our long-term debt. The fair value of consolidated seeded investment products is determined by the underlying securities of the product. The fair value of our long-term debt is determined using broker quotes and recent trading activity, which are considered Level 2 inputs.

Level 3 Fair Value Measurements

Investment Products

As of December 31, 2019 and 2018, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of our material Level 3 assets included within consolidated VIEs as of December 31, 2019 and 2018, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of December 31, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$9.9	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	5.92
			Price-earnings ratio	11.09

			Significant
	Fair	Valuation	unobservable	Range
As of December 31, 2018	value	technique	inputs	(weighted-average)
Investment securities of consolidated VIEs	$19.2	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	18.5
			Price-earnings ratio	28.4

Contingent Consideration

The maximum amount payable and fair value of Geneva and Kapstream contingent consideration is summarized below (in millions):

	As of December 31, 2019
	Geneva	Kapstream
Maximum amount payable	$52.2	$14.4

Fair value included in:
Accounts payable and accrued liabilities	$—	$14.3
Other non-current liabilities	6.9	—
Total fair value	$6.9	$14.3

	As of December 31, 2018
	Geneva	Kapstream
Fair value included in:
Accounts payable and accrued liabilities	$—	$13.8
Other non-current liabilities	25.3	12.3
Total fair value	$25.3	$26.1

Acquisition of Geneva

The consideration payable on the acquisition of Geneva in 2014 included two contingent tranches payable over six years. The fair value of the contingent consideration is estimated at each reporting date by forecasting revenue, as defined by the sale and purchase agreement, over the contingency period and by determining whether targets will be met. Significant unobservable inputs used in the valuation are limited to forecasted revenues, which factor in expected growth in AUM based on performance and industry trends. A fair value adjustment due to a revised forecast resulted in a $20.0 million decrease to the liability during the year ended December 31, 2019. The adjustment was recorded in other non-operating income, net on our Consolidated Statements of Comprehensive Income. The remaining change in the liability is due to the unwind of the discount.

In the fourth quarter 2019, we entered into an agreement to sell our Milwaukee-based U.S. equities subsidiary Geneva. The sale has not yet closed as of February 26, 2020.

Acquisition of Kapstream

The purchase of Kapstream was a step acquisition and the purchase of the second step (49%) had contingent consideration of up to $43.0 million. Payment of the contingent consideration is subject to all Kapstream products and certain products advised by us, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration is payable in three equal installments on the anniversary dates and is indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. If Kapstream achieves the defined revenue targets, the holders receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration is indexed, subject to tax withholding. On January 31, 2018, 2019 and 2020, the first, second, and third anniversary of the acquisition, Kapstream reached defined revenue targets, and we paid $15.3 million in February 2018, $14.1 million in February 2019 and $13.8 million in February 2020. The February 2020 payment represented the final payment.

The fair value of the Kapstream contingent consideration is calculated at each reporting date by forecasting certain Kapstream AUM or defined revenue over the contingency period and determining whether the forecasted amounts meet the defined targets. Significant unobservable inputs used in the valuation are limited to forecasted Kapstream AUM and performance against defined revenue targets. No fair value adjustment was necessary during the year ended December 31, 2019.

Acquisition of Perennial

The acquisition of Perennial Fixed Interest Partners Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) included the earn-out payable in 2019. The earn-out had employee service conditions, was based on net management fee revenue and was accrued over the service period as compensation expense. The earn-out criteria were achieved in September 2019 and the Group paid $12.1 million in October 2019.

Disposal of Volantis

On April 1, 2017, we completed the sale of Volantis alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

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

As of December 31, 2019 and 2018, the fair value of the Volantis contingent consideration was $2.9 million and $3.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2019 and 2018 were as follows (in millions):

	Year ended December 31,
	2019	2018
Beginning of period fair value	$23.1	$46.5
Disposals	—	(7.6)
Settlements	(2.3)	(5.9)
Movement recognized in net income	(8.2)	(9.5)
Movements recognized in other comprehensive income	0.2	(0.4)
End of period fair value	$12.8	$23.1

Changes in fair value of our individual Level 3 liabilities for the years ended December 31, 2019 and 2018,were as follows (in millions):

	Year ended December 31,
	2019		2018

	Contingent	Deferred	Contingent	Deferred	Dai-ichi
	consideration	bonuses	consideration	bonuses	option
Beginning of period fair value	$61.3	$68.5	$76.6	$64.7	$26.1
Fair value adjustments	(20.0)	7.5	11.2	(0.4)	(26.8)
Vesting of deferred bonuses	—	(52.3)	—	(44.8)	—
Amortization of deferred bonuses	—	49.6	—	53.7	—
Unrealized gains (losses)	6.7	—	—	—	—
Distributions	(26.6)	—	(22.8)	—	—
Foreign currency translation	(0.2)	3.3	(3.7)	(4.7)	0.7
End of period fair value	$21.2	$76.6	$61.3	$68.5	$—

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using discounted cash flow analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

Note 11 — Debt

Our debt as of December 31, 2019 and 2018, consisted of the following (in millions):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$316.2	$330.0	$319.1	$301.4

4.875% Senior Notes Due 2025

The 2025 Senior Notes have a principal value of $300.0 million as of December 31, 2019, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The Senior Notes include unamortized debt premium, net at December 31, 2019, of $16.2 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Consolidated Balance Sheets. We fully and unconditionally guarantee the obligations of JCG in relation to the Senior Notes.

Credit Facility

At December 31, 2019, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and our subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At December 31, 2019, we were in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 12 — Income Taxes

The components of our provision for income taxes for the years ended December 31, 2019, 2018 and 2017, are as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Current:
UK	$23.6	$48.8	$51.5
U.S. including state and local	110.7	116.7	83.1
International	8.2	7.2	10.0
Total current income taxes	142.5	172.7	144.6
Deferred:
UK	(0.4)	(3.1)	0.3
U.S. including state and local	(2.2)	(6.6)	(354.4)
International	(2.1)	(0.8)	(1.5)
Total deferred income taxes (benefits)	(4.7)	(10.5)	(355.6)
Total income tax expense (benefit)	$137.8	$162.2	$(211.0)

The components of our total income before taxes for the years ended December 31, 2019, 2018 and 2017, are as follows (in millions):

	Year ended December 31,
	2019	2018	2017
UK	$80.1	$178.3	$229.0
U.S.	445.3	467.4	190.5
International	58.1	16.1	27.9
Total income before taxes	$583.5	$661.8	$447.4

We are a tax resident in the UK and are subject to the tax laws and regulations of that country. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations.

	Year ended December 31,
	2019	2018	2017
UK statutory corporation tax rate	19.0%	19.0%	19.3%
Effect of foreign tax rates	4.4	3.9	7.4
Equity-based compensation	1.1	0.3	0.2
Finalization of positions with HMRC(1)	—	—	0.3
Tax adjustments	0.2	0.3	0.7
Non-deductible costs associated with the Merger	—	—	1.2
Impact of changes in statutory tax rates on deferred taxes	—	0.1	(77.4)
Taxes applicable to prior years	(0.5)	(1.2)	(0.4)
Other, net	—	1.4	1.7
Effective income tax rate, controlling interest	24.2%	23.8%	(47.0)%
Net income attributable to noncontrolling interests	(0.6)	0.7	(0.1)
Total effective income tax rate	23.6%	24.5%	(47.1)%

(1)	Her Majesty’s Revenue and Customs (“HMRC”), tax authority of the UK.

We operate in several taxing jurisdictions around the world, each with its own statutory tax rate and set of tax laws and regulations. As a result, our future blended average statutory tax rate will be influenced by any changes to such laws and regulations and the mix of profits and losses of our subsidiaries.

Tax Legislation

Any legislative changes and new or proposed Treasury regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Compensation and staff benefits	$63.0	$60.8
Loss carryforwards(1)	59.9	55.9
Accrued liabilities	2.8	3.1
Debt premium	4.6	5.4
Lease liabilities	27.1	—
Other	16.9	11.8
Gross deferred tax assets	174.3	137.0
Valuation allowance	(56.1)	(55.6)
Deferred tax assets, net of valuation allowance	$118.2	$81.4
Deferred tax liabilities:
Retirement benefits	$(24.9)	$(23.9)
Goodwill and acquired intangible assets	(790.0)	(783.9)
Lease right-of-use assets	(25.8)	—
Other	(4.8)	(3.5)
Gross deferred tax liabilities	(845.5)	(811.3)
Total deferred tax (liabilities)(2)	$(727.3)	$(729.9)

(1)	The majority of this loss carryforward relates to the UK capital loss of $298.0 million, before tax effects, which may be carried forward without time limitation. There is a full valuation allowance against UK capital losses.
(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the FX adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on our Consolidated Balance Sheets as non-current balances and as of December 31, 2019 and 2018, are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets, net (included in other non-current assets)	$1.8	$—
Deferred tax liabilities, net	(729.1)	(729.9)
Total deferred tax (liabilities)	$(727.3)	$(729.9)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets increased by $0.5 million in 2019. The increase is primarily attributable to foreign currency translation on capital losses. The foreign net operating losses also slightly increased during the current year.

As a multinational company, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. Prior to enactment of the Tax Act, we indefinitely reinvested the undistributed earnings of all of our non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Consistent with prior year’s assertion, we intend to assert indefinite reinvestment on distribution exceeding the tax basis and undistributed earnings for Janus UK Corp. and Kapstream.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2019, 2018 and 2017, is as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$12.4	$10.2	$2.5
Balance acquired from the Merger	—	—	5.0
Additions for tax positions of current year	—	2.2	3.4
Additions/(reduction) for tax positions of prior years	3.5	1.4	0.8
Reduction due to settlement with taxing authorities	—	(0.5)	(0.9)
Reduction due to statute expirations	(1.9)	(0.7)	(0.9)
Foreign currency translation	0.1	(0.2)	0.3
Ending balance	$14.1	$12.4	$10.2

If recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2019, 2018 and 2017, the total accrued interest balance relating to uncertain tax positions was $1.7 million, $1.5 million and $1.5 million, respectively. Potential penalties at December 31, 2019, 2018 and 2017, were insignificant and have not been accrued.

We are subject to U.S. federal income tax, state and local income tax, UK income tax and income tax in several other jurisdictions, all of which can be examined by the relevant taxing authorities. For our major tax jurisdictions, the tax years that remain open to examination by the taxing authorities at December 31, 2019, are 2016 and onward for U.S.

federal tax, and a few states have open years from 2013. The tax years from 2015 and onwards remain open for the UK under the normal four-year time limit.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $0.2 million within the next 12 months, ignoring changes due to foreign currency translation.

Note 13 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2019 and 2018, are composed of the following (in millions):

	December 31,
	2019	2018
Prepaid expenses	$27.4	$22.6
Current corporation tax	9.5	4.3
Derivatives (including short sale assets)	26.0	3.2
Other current assets	53.1	39.3
Total other current assets	$116.0	$69.4

Other non-current assets on our Consolidated Balance Sheets of $149.3 million as of December 31, 2019, primarily relate to operating leases arising from the implementation of ASC 842 and equity-method investments. The $15.5 million balance as of December 31, 2018, primarily relates to equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2019 and 2018, comprise the following (in millions):

	December 31,
	2019	2018
Accrued distribution commissions	$50.8	$42.2
Accrued rebates	28.5	30.2
Other accrued liabilities	52.5	84.7
Total other accrued liabilities	$131.8	$157.1
Current corporation tax (including interest)	12.6	28.0
Leases	25.7	1.1
Contingent consideration	14.3	13.8
Derivatives (including short sale liabilities)	35.3	1.1
Other current liabilities	26.3	32.1
Total accounts payable and accrued liabilities	$246.0	$233.2

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2019 and 2018, comprise the following (in millions):

	December 31,
	2019	2018
Non-current tax liabilities (including interest)	$14.9	$10.6
Leases	129.5	—
Other creditors	7.5	10.3
Contingent consideration	6.9	47.5
Other non-current accrued liabilities	—	10.8
Total other non-current liabilities	$158.8	$79.2

Other creditors included within other non-current liabilities primarily comprise the non-current portion of lease obligations as of December 31, 2019 and 2018. As a result of historic acquisitions, we are a party to two material operating leases in respect of 8 Lancelot Place, London, and Rex House, Queen Street, London. The leases run for a further period of five years and eight years, respectively. At the cease use date of these properties, a loss contingency, net of expected sub lease rental income, was recognized in respect of these properties as an accrued liability on our Consolidated Balance Sheets at the net present value of the net expected future cash outflows.

Note 14 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2019 and 2018, consisted of the following (in millions):

	December 31,
	2019	2018
Consolidated seeded investment products	$662.8	$121.6
Intech:
Appreciation rights	11.8	10.9
Founding member ownership interests	3.3	3.6
Total redeemable noncontrolling interests	$677.9	$136.1

Consolidated Seeded Investment Products

Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request.

Redeemable noncontrolling interests in consolidated seed investment products may fluctuate from period to period and are impacted by changes in our relative ownership, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments is redeemed from the respective product’s net assets and cannot be redeemed from the assets of other seeded products or from our other assets.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year ended December 31,
	2019	2018	2017
Opening balance	$121.6	$174.9	$158.0
Balance acquired from the Merger	—	—	23.2
Changes in market value	18.9	(15.5)	(9.8)
Changes in ownership	509.7	(36.3)	3.7
Foreign currency translation	12.6	(1.5)	(0.2)
Closing balance	$662.8	$121.6	$174.9

Intech

Intech ownership interests held by a founding member had an estimated fair value of $3.3 million as of December 31, 2019, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity. Refer to Note 15 – Long Term Incentive Compensation for a description of Intech appreciation rights.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2019 and 2018, are as follows (in millions):

	December 31,
	2019	2018
Nonredeemable noncontrolling interests in:
Seed capital investments	$6.7	$8.3
Intech	13.0	13.2
Total nonredeemable noncontrolling interests	$19.7	$21.5

Note 15 — Long-Term Incentive Compensation

We operate the following stock-based compensation plans:

●Deferred Equity Plan

●Restricted Share Plan

●Buy As You Earn Share Plan

●Sharesave Plan

●Company Share Option Plan

●Executive Shared Ownership Plan

●Restricted Stock Awards

●Price Vesting Units

●Mutual Fund Share Awards

●Long-Term Incentive Plan

●Employee Share Ownership Plan

●Other awards.

Further details on the material plans in operation during 2019 are discussed below.

Deferred Equity Plan (“DEP”)

Employees who receive cash-based incentive awards over a preset threshold, have an element deferred. The deferred awards are deferred into our common stock or into our managed funds. The DEP trustee purchases JHG common stock and units or shares in JHG-managed funds and holds them in trust. Awards are deferred for up to three years and vest in three equal tranches if employees satisfy employment conditions at each vesting date.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Restricted Share Plan (“RSP”)

The RSP allows employees to receive shares of our common stock for nil consideration at a future point, usually after three years. RSP is recognized in net income on a graded basis. The awards are typically granted for staff recruitment and retention purposes; all awards have employment conditions and larger awards can be subject to performance hurdles. Our Compensation Committee approves all awards to Code Staff (employees who perform a significant influence function, senior management and individuals whose professional activities could have a material impact on our risk profile), and any awards over £500,000. The fair value of the shares granted is calculated using the NYSE average high/low trading prices on grant date.

Buy As You Earn Share Plan (“BAYE”)

The BAYE is an HMRC-approved plan. Eligible employees purchase shares of our common stock by investing monthly, up to £150 (annual limit £1,800), which is deducted from their gross salary. For each share purchased (“partnership share”), one free matching share is awarded for no additional payment. Matching shares will be forfeited if purchased shares are withdrawn from the trust within one year.

The non-UK version of the BAYE operates on a similar basis to that of the UK, but matched partnership shares are not subject to forfeiture.

Sharesave Plan (“SAYE”)

The SAYE is an HMRC-approved plan. UK employees may participate in more than one SAYE scheme but only up to a maximum of £500 per month in aggregate. Employees who participate in the SAYE contribute a monthly amount from their net salary to a savings account. The SAYE vesting period is three years for UK employees.

At the end of the three-year vesting period, employees in the SAYE can exercise their share options using the funds in their savings account to subscribe for shares at a pre-set price. The pre-set price was £14.76 per share, £20.16 per share and £18.40 per share for 2019, 2018 and 2017, respectively, and represents a 20% discount to the average share price five business days prior to the award. Employees have up to six months after the three-year vesting period to exercise their options and subscribe for shares. Forfeiture provisions apply in the case of approved and unapproved leavers.

The U.S. Employee Share Purchase Plan (“ESPP”) operates on the same principles as the UK SAYE, but has a two-year savings period and a lower discount at 15%. In 2019, 2018 and 2017, ESPP was not offered to U.S. employees. The pre-set option price of prior year awards was $31.20 for 2016 ESPP. Employees may participate in more than one plan, but only up to a plan maximum of $312.50 per month across all plans.

Company Share Option Plan (“CSOP”)

CSOP is an HMRC-approved share option plan with the maximum value of unvested options at any time limited to £30,000 for UK employees. No such restrictions apply for overseas employees. Employees can buy shares of our common stock after a three-year vesting period at an option price fixed at the start of the scheme. There are no JHG performance conditions attached to the options, only employment conditions that must be satisfied. The exercise period is two years, while U.S. employees have three months to exercise. Executive directors are not eligible to participate in the CSOP, but they may hold awards made prior to their executive appointment. The CSOP plans are valued using the Black-Scholes option pricing model and recognized in net income on a straight-line basis. There were no CSOP awards made for the years 2019 and 2018. The option price for the 2017 CSOP was £22.80, and this became available to exercise for U.S. employees in April 2019 as the U.S. CSOP is a two-year plan. The 2016 CSOP became available to exercise for UK employees in April 2019; the option price was £26.10.

Executive Shared Ownership Plan (“ExSOP”)

The ExSOP is an employee share ownership plan and is aimed at encouraging employee share ownership at the middle management level. Executive directors do not participate in the ExSOP.

Certain employees are invited to acquire jointly, with an employee benefit trust, the beneficial interest in a number of JHG shares under the terms of a joint ownership agreement (“JOA”). Under a JOA, the employee will benefit from any growth in value in excess of a hurdle price fixed at the time of the award subject to employment conditions being satisfied on the vesting date.

The ExSOP scheme is valued using the Black Scholes option pricing model and is recognized in net income on a straight-line basis. There were no ExSOP awards made for the years ended December 31, 2019 and 2018. The market price per share at grant for the 2017 ExSOP was £22.62, with a hurdle price per share set at £24.90. The shares have a three-year vesting period with a subsequent two-year exercise period. The 2016 ExSOP became exercisable for employees in April 2019 with a market price at grant of £26.14 and a hurdle price of £28.45.

Restricted Stock Awards (“RSA”)

RSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Amended and Restated 2010 LTI Plan, the JCG 2005 Long-Term Incentive Stock Plan and the 2012 EIA Plan. Awards generally vest over a three- or four-year period.

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

JCG granted 138,901 price-vesting units to its CEO on December 31, 2015, valued at $1.9 million. At the Closing Date, the price-vesting units were converted to 65,548 JHG price-vesting units with a value of $2.0 million. Vesting of these price-vesting units was subject to our three-year Total Shareholder Return (“TSR”) performance relative to a peer group over a three-year period following the grant date. On December 31, 2018, 38,236 price-vesting units vested.

JCG granted 134,666 price-vesting units to its CEO on December 31, 2016, valued at $1.8 million. At the Closing Date, the price-vesting units were converted to 63,549 JHG price-vesting units with a value of $2.0 million. The performance criteria remained in place post-Merger through the life of the price-vesting units. On December 31, 2019, 23,831 price-vesting units vested.

We granted a total of 108,184 price-vesting units to our co-CEOs on February 28, 2018, valued at $3.7 million. These price-vesting units may or may not vest in whole or in part three years after the date of grant, depending on our three-year TSR performance relative to a peer group during the vesting period.

We granted 83,863 price vesting units to our CEO on February 28, 2019, valued at $2.0 million. These price vesting units may or may not vest in whole or in part, three years after the date of grant, depending on our three-year TSR performance relative to a peer group during the vesting period.

Mutual Fund Share Awards (“MFSA”)

MFSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes. At December 31, 2019, the cost basis of unvested mutual fund share awards totaled $79.3 million. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. The awards are time-based awards that generally vest three or four years from the grant date.

Long-Term Incentive Awards

In October 2014, Intech granted long-term incentive awards to retain and incentivize employees. The awards consisted of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. Upon the Closing Date of the Merger, the appreciation rights had fair value of $13.3 million, which is being amortized using a graded basis over the 10-year vesting schedule. The appreciation rights are exercisable upon termination of employment from Intech and to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

The profits interests and phantom interest awards entitle recipients to 9.0% of Intech’s pre-incentive profits.

Additional appreciation rights were granted in February 2015 and March 2016. Upon the closing date of the Merger, the 2015 and 2016 appreciation rights had fair value of $0.9 million and $1.8 million, respectively, which is being amortized using a graded basis over the remaining vesting schedule. The appreciation rights are exercisable upon termination of employment from Intech and to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

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

Intech profits interests and phantom interests entitle holders to periodic distributions of a portion of Intech operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2019, the total undiscounted estimated post-employment payments for profits interests and phantom interests was $27.7 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations. As of December 31, 2019, the carrying value of the liability associated with the Intech profits interests and phantom interests was $13.2 million and is included in Accrued compensation, benefits and staff costs on our Consolidated Balance Sheets.

Long-Term Incentive Plan (“LTIP”)

LTIP awards provide selected employees restricted shares or nil cost options that have employment and performance conditions. Employees who have been awarded such options have five years to exercise following the three-year vesting period for 2013 LTIP, and following the three and four-year vesting periods for 2014 LTIP.

For 2014 LTIP, if our TSR is between the 50th and 75th percentiles, the amount vesting will increase on a linear basis. Our Compensation Committee must also be satisfied that our TSR reflects the underlying performance of the company. The performance hurdle was 95% relative to our TSR and 5% on risk and sustainability metrics. Employees must also satisfy employment conditions at each anniversary date for the shares to vest.

Two-thirds of the 2015 and 2016 LTIP can be exercised from the end of year three and one-third from the end of year four.

The 2015 and 2016 LTIP award vesting and release of the award are subject to performance against the following performance conditions measured (as appropriate) over, or at the end of, the relevant three- or four-year performance period (in respect of the first and second tranche of the award, respectively):

2015 and 2016 awards criteria (pre- Merger)	Weighting
Market conditions
FTSE 350	25%
ASX 100	25%
Non-market
Net fund flows condition	15%
Investment performance condition	15%
Operating margin condition	15%
People strategy condition	10%

Following the completion of the Merger with JCG, our Compensation Committee reviewed the performance metrics under the existing LTIP plans and proposed changes to ensure that the metrics remain relevant and appropriate for the objectives and goals of the combined company. 2014 LTIP vesting conditions remain unchanged and the existing performance metrics were measured as of May 30, 2017, to determine the appropriate level of vesting. The vested portion of the 2015 and 2016 LTIP awards remain subject to the original metrics (measured at the Merger completion date) while the new criteria were applied to the unvested portion:

2015 and 2016 awards criteria (post-Merger)	Weighting
Market conditions
Relative TSR	50%
Non-market
Relative investment performance	25%
Relative net income before tax growth	25%

In respect of the first tranche of the award, an additional holding period of two years will apply commencing on the relevant vesting date, during which time the participant may not sell, pledge, charge, assign, dispose of or otherwise transfer ownership of the underlying share pertaining to the award other than to meet mandatory liabilities to tax and/or Social Security contributions. In respect of the second tranche of the award, an additional holding period of one year will apply commencing on the relevant vesting date with similar conditions.

The performance period for the first tranche of 2014 LTIP was completed on December 31, 2016, and 3% of awards vested in April 2017. The performance period for the second tranche of 2014 LTIP was completed on December 31, 2017, and 3% of awards vested in April 2018. The Monte Carlo model was used to value the options of the 2015 and 2016 plans.

The performance period for the first tranche of 2015 LTIP was completed on December 31, 2017. 25% of the pre-Merger awards and 74.6% of the post-Merger awards vested in April 2018. The performance period for the second tranche of 2015 LTIP was completed on December 31, 2018. 25% of the pre-Merger awards and 35.5% of the post-Merger awards vested in April 2019.

The performance period for the first tranche of 2016 LTIP was completed on December 31, 2018. 25% of the pre-Merger awards and 35.5% of the post-Merger awards vested in April 2019. The performance period for the second tranche of 2016 LTIP was completed on December 31, 2019. Vesting of the second tranche will be determined in March 2020 and the awards will vest in April 2020.

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2019, 2018 and 2017, are summarized as follows (in millions):

	Year ended December 31,
	2019	2018	2017
DEP	$19.1	$18.7	$17.6
LTIP	1.3	2.6	6.4
RSP	8.3	10.1	3.4
BAYE	2.1	3.0	3.2
ExSOP	0.3	0.8	1.5
CSOP	0.3	0.6	1.1
SAYE	0.1	0.9	0.8
RSA (including PVUs)	42.2	44.9	32.8
ESOP	—	—	—
Stock-based payments expense	73.7	81.6	66.8
DEP Funds - liability settled	57.5	54.9	41.4
MFSA - liability settled	46.2	24.3	20.7
Profits interests and other	(3.9)	18.4	12.3
Social Security costs	10.8	9.4	10.3
Total charge to the Consolidated Statements of Comprehensive Income	$184.3	$188.6	$151.5

At December 31, 2019, unrecognized and unearned compensation, based on expected vesting outcomes as of December 31, 2019, on the 2016 LTIP, and the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

		Weighted-
	Unrecognized	average
	compensation	years
DEP	$13.5	1.4
LTIP	0.1	0.2
RSP	6.8	1.6
BAYE	0.4	0.5
ExSOP	0.1	0.2
CSOP	0.1	0.2
SAYE	0.7	2.0
RSA	37.9	1.7
Stock-based payments expense	59.6	1.6
DEP Funds - liability settled	28.8	1.3
MFSA - liability settled	30.1	2.1
Profits interests and other	14.4	4.5
Social Security costs	19.1	0.9
Total remaining charge to the Consolidated Statements of Comprehensive Income	$152.0	1.8

We generally grant annual long-term incentive awards in March and April in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted to employees in 2019, 2018 and 2017. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model and a Monte Carlo model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2019	2018	2017
	SAYE	SAYE	CSOP		U.S. CSOP		ExSOP		SAYE
Fair value of options granted	£2.15	£4.99	33.43	p	32.81	p	27.78	p	75.28	p
Assumptions:
Dividend yield	6.92%	3.85%	4.64%		4.64%		4.64%		3.99%
Expected volatility	30.17%	32.20%	32.41%		35.19%		32.41%		32.13%
Risk-free interest rate	0.55%	0.70%	0.27%		0.16%		0.27%		0.19%
Expected life (years)	3	3	3		2		3		3

Monte Carlo Model – LTIP 2015

	Year ended December 31, 2019
	% Allocation
	of award	Tranche 1		Tranche 2
Fair Values:
Relative TSR	50%	118.96	p	124.11	p
Relative investment performance	25%	209.76	p	206.59	p
Relative net income before tax growth	25%	209.76	p	206.59	p
Assumptions:
Date of grant		May 1, 2015		May 1, 2015
Start of performance period		January 1, 2015		January 1, 2015
End of performance period		December 31, 2017		December 31, 2018
Vesting date		May 1, 2018		May 1, 2019
Date of modification ("DoM")		May 30, 2017		May 30, 2017
Share price at DoM		233.7	p	233.7	p
Risk free discount rate		0.1	% pa	0.1	% pa
Dividend yield		4.5	% pa	4.5	% pa
Share price volatility in GBP		30	% pa	30	% pa
Holding period adjustment		9.0%		6.2%
Percentage based on pre-modification performance conditions		80%		60%

Monte Carlo Model – LTIP 2016

	Year Ended December 31, 2019
	% Allocation
	of award	Tranche 1		Tranche 2
Fair values:
Relative TSR	50%	120.98	p	123.64	p
Relative investment performance	25%	200.42	p	197.39	p
Relative net income before tax growth	25%	200.42	p	197.39	p
Assumptions:
Date of grant		May 24, 2016		May 24, 2016
Start of performance period		January 1, 2016		January 1, 2016
End of performance period		December 31, 2018		December 31, 2019
Vesting date		March 24, 2019		March 24, 2020
Date of modification ("DoM")		May 30, 2017		May 30, 2017
Share price at DoM		233.7	p	233.7	p
Risk free discount rate		0.1	% pa	0.1	% pa
Dividend yield		4.5	% pa	4.5	% pa
Share price volatility in GBP		30	% pa	30	% pa
Holding period adjustment		9.0%		6.2%

Expected volatility was determined using an average of historical volatility. Expected life was determined using the vesting periods of each grant. The risk-free interest rate for periods within the contractual life of the options is based on the UK Treasury three-year coupon rate and two-year coupon rate, respectively, at grant date.

The table below summarizes our outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	3,139,762	$27.91	4,319,706	$22.55	45,560,242	$1.97
Share consolidation	—	$—	—	$—	(41,004,619)	$19.82
Acquired from Merger	—	$—	—	$—	92,949	$18.76
Granted	244,336	$18.84	84,273	$26.88	2,042,321	$13.66
Exercised	(325,134)	$5.43	(212,562)	$12.31	(404,735)	$20.32
Forfeited	(1,185,037)	$28.30	(1,051,655)	$11.81	(1,966,452)	$7.41
Outstanding at December 31	1,873,927	$28.41	3,139,762	$27.91	4,319,706	$22.55
Exercisable (1)	91,099	$—	707,848	$33.75	5,014,642	$34.67
Vested or expected to vest	962,064	$32.97	1,157,663	$1.51	2,999,811	$15.57

Included in the above table are our nil cost LTIP options, which constitute the majority of forfeitures.

(1)	The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2019, 2018 and 2017 (in millions):

	December 31,
	2019	2018	2017
Exercised	$0.4	$0.1	$2.8
Outstanding	$1.0	$0.2	$15.9
Exercisable	$0.3	$0.2	$3.9

Deferred Equity Plan

The table below summarizes DEP unvested stock awards for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	1,738,776	$33.41	1,442,091	$32.36	16,466,630	$3.17
Share consolidation	—	$—	—	$—	(14,825,509)	$31.64
Adjustment	—	$—	—	$—	1,275	$15.43
Granted	1,403,472	$23.63	1,129,504	$33.55	919,967	$31.40
Vested	(828,953)	$31.44	(731,596)	$33.80	(873,810)	$31.33
Forfeited	(193,345)	$28.42	(101,223)	$33.07	(246,462)	$28.06
Unvested at December 31	2,119,950	$26.98	1,738,776	$33.41	1,442,091	$32.36

Restricted Stock Awards

The table below summarizes unvested restricted stock awards for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	3,378,150	$32.35	3,537,221	$30.81	4,068,619	$30.72
Granted	1,395,824	$24.37	1,107,382	$35.57	73,982	$35.08
Vested	(1,238,185)	$31.92	(1,197,671)	$30.76	(444,884)	$30.73
Forfeited	(138,819)	$30.72	(68,782)	$32.49	(160,496)	$30.72
Unvested at December 31	3,396,970	$29.30	3,378,150	$32.35	3,537,221	$30.81

Note 16 — Retirement Benefit Plans

Defined Contribution Plans

We operate two separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2019, we matched 5.0% of employee-eligible compensation in our 401(k) plan.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $7.9 million and $5.8 million during the years ended December 31, 2019 and 2018, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts charged to our Consolidated Statements of Comprehensive Income for the years ended

December 31, 2019, 2018 and 2017, in respect of our non-U.S. defined contribution plan was $10.4 million, $7.5 million and $11.8 million, respectively, which represents contributions paid or payable to this plan by us.

Defined Benefit Plans

The main defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS” or the “Plan”), previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The JHGPS is funded by contributions to a separately administered fund.

Benefits in the defined benefit section of the JHGPS are based on service and final salary. The plan is approved by HMRC for tax purposes and is operated separately from the Group and managed by an independent trustee board. The trustee is responsible for payment of the benefits and management of the JHGPS assets. We also have a contractual obligation to provide certain members of the JHGPS with additional defined benefits on an unfunded basis.

The JHGPS is subject to UK regulations, which require us and the trustee to agree to a funding strategy and contribution schedule for the scheme.

Our latest triennial valuation of the JHGPS resulted in a surplus on a technical provisions basis of £12.0 million ($15.9 million).

Plan assets and benefit obligations

The Plan assets and defined benefit obligations of the JHGPS and the unapproved pension plan were valued as of December 31, 2019 and 2018. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	December 31,
	2019	2018
Change in plan assets:
Fair value of plan assets as of January 1	$849.5	$941.8
Return on plan assets	100.1	(11.1)
Employer contributions	2.0	12.5
Benefits paid	(14.8)	(14.7)
Settlements	(25.4)	(24.0)
Foreign currency translation	34.5	(55.0)
Fair value of plan assets as of December 31	945.9	849.5
Change in benefit obligation:
Benefit obligation as of January 1	(613.3)	(719.1)
Service cost	(0.8)	(1.2)
Interest cost	(17.4)	(17.3)
Settlements	25.4	24.0
Plan amendments	—	(3.9)
Benefits paid	14.8	14.7
Actuarial gain (loss)	(86.8)	47.6
Foreign currency translation	(25.1)	41.9
Benefit obligation as of December 31	(703.2)	(613.3)
Funded status as of year-end	242.7	236.2
Tax at source	(33.1)	(33.4)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$209.6	$202.8

Amounts recognized on our Consolidated Balance Sheet, net of tax at source as of December 31, 2019 and 2018, consist of the following (in millions):

	December 31,
	2019	2018
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$214.0	$206.5
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(4.4)	(3.7)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$209.6	$202.8

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Discount rate	2.1%	2.9%
Inflation - salaries	2.5%	2.5%
Inflation - Retail Price Index ("RPI")	3.0%	3.1%
Inflation - Consumer Price Index ("CPI")	1.9%	2.0%
Pension increases (RPI capped at 5% per annum ("p.a."))	2.9%	3.0%
Pension increases (RPI capped at 2.5% p.a.)	2.0%	2.1%
Life expectancy of male aged 60 at accounting date	28.3	28.2
Life expectancy of male aged 60 in 15 years time	29.3	29.2

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

Plan assets

The fair values of the JHGPS plan assets as of December 31, 2019 and 2018, by major asset class, are as follows (in millions):

	December 31,
	2019	2018
Cash and cash equivalents	$3.7	$6.4
Money market instruments	78.1	21.6
Forward foreign exchange contracts	—	0.3
Bulk annuity policy	395.8	—
Fixed income investments	261.4	623.2
Equity investments	206.9	198.0
Total assets at fair value	$945.9	$849.5

As of December 31, 2019, $250.9 million of JHGPS assets were held in JHG-managed funds.

On September 5, 2019, JHGPS and Scottish Widows Limited (“SWL”) entered into a pension buy-in agreement (the “agreement”). The agreement provides JHGPS a monthly contractual payment stream from SWL to satisfy pension obligations payable to approximately one-third of total plan participants receiving benefits from JHGPS as of December 31, 2019. The agreement does not relieve JHGPS or JHG (as plan sponsor) of the primary responsibility for the pension obligations. JHGPS paid a premium of approximately £328 million ($404 million) for the agreement and it was recorded at fair value as a plan asset of JHGPS.

The remaining assets of the JHGPS plan are allocated to a growth portfolio and to fixed income assets. The majority of the growth portfolio is invested in pooled diversified funds, with the objective of achieving a level of growth greater than the fixed income portfolio. The fixed income portfolio is managed on a segregated basis, with the primary objective of meeting the cash flows as they mature.

The strategic allocation as of December 31, 2019, was broadly 30% fixed income investments, 40% bulk annuity policy and 30% growth portfolio.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2019 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	and liabilities	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$3.7	$—	$—	$3.7
Money market instruments	—	78.1	—	78.1
Bulk annuity contract	—	—	395.8	395.8
Fixed income investments	261.4	—	—	261.4
Equity investments	206.9	—	—	206.9
Total	$472.0	$78.1	$395.8	$945.9

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2018 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	and liabilities	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$6.4	$—	$—	$6.4
Money market instruments	—	21.6	—	21.6
Forward foreign exchange contracts	0.3	—	—	0.3
Fixed income investments	619.0	4.2	—	623.2
Equity investments	—	198.0	—	198.0
Total	$625.7	$223.8	$—	$849.5

The expected rate of return on assets for the financial period ending December 31, 2019, was 2.5% p.a. based on financial conditions as of December 31, 2018 (2018: 2.5% p.a.). This rate is derived by taking the weighted average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial gains and losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial gain, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2019 and 2018, are shown below (in millions):

	December 31,
	2019	2018
Opening accumulated unamortized actuarial gain	$24.7	$21.0
Current year actuarial gain (loss)	(5.5)	14.4
Tax at source on current year actuarial gain (loss)	0.9	(6.5)
Current year prior service cost	0.4	(3.7)
Release of actuarial gain due to settlement event	(2.1)	(1.1)
Release of tax at source due to settlement event	0.7	0.6
Closing accumulated unamortized actuarial gain	$19.1	$24.7

No actuarial gains were amortized from accumulated other comprehensive income during the year ended December 31, 2019 (2018: nil). No actuarial gains are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019.

A high court ruling on October 26, 2018, suggested that most UK pension schemes, including our scheme, will need to amend benefits to correct for inequalities in “guaranteed minimum pensions.” The estimated impact of this ruling on the obligations is estimated as $3.7 million, treated as a prior service cost in 2018 to be amortized in future years; the amount amortized in 2019 was $0.4 million and the amount expected to be amortized in 2020 is $0.4 million. However, considerable legal and other uncertainties remain, and the ultimate cost of amending benefits could be significantly higher or lower.

Net periodic benefit cost

The components of net periodic benefit cost in respect of defined benefit plans for the years ended December 31, 2019, 2018 and 2017, include the following (in millions):

	December 31,
	2019	2018	2017
Service cost	$(0.8)	$(1.2)	$(1.2)
Settlement gain	2.1	1.6	1.6
Interest cost	(17.4)	(17.3)	(19.2)
Amortization of prior service cost	(0.4)	—	—
Expected return on plan assets	18.6	21.3	20.3
Net periodic benefit credit	2.1	4.4	1.5
Contributions to money purchase section	(7.9)	(8.0)	(7.4)
Total cost	$(5.8)	$(3.6)	$(5.9)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 (in millions):

	December 31,
	2019	2018	2017
Discount rate	2.9%	2.6%	2.9%
Inflation — salaries	2.5%	2.5%	2.5%
Inflation — RPI	3.1%	3.1%	3.2%
Inflation — CPI	2.0%	2.0%	2.1%
Pension increases (RPI capped at 5% p.a.)	3.0%	3.0%	3.0%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%	2.1%
Expected return on plan assets	2.5%	2.5%	2.6%
Amortization period for net actuarial gains at beginning of the year	10.0	11.0	11.0

Cash flows

Employer contributions of $2.0 million were paid in relation to our defined benefit pension plans during 2019 (excluding credits to members’ Money purchase accounts). We expect to contribute approximately $0.8 million to the JHGPS (excluding credits to members’ Money purchase accounts) in the year ended December 31, 2020.

The expected future benefit payments for our pension plan are as follows (in millions):

2020	$22.9
2021	$20.1
2022	$22.0
2023	$23.7
2024	$25.0
2025-2029	$131.1

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the years ended December 31, 2019 and 2018, are as follows (in millions):

	Year ended December 31,
	2019			2018
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(448.2)	$24.7	$(423.5)	$(325.3)	$21.0	$(304.3)
Other comprehensive income (loss)	74.7	(5.6)	69.1	(124.3)	3.7	(120.6)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(12.7)	—	(12.7)	1.4	—	1.4
Ending balance	$(386.2)	$19.1	$(367.1)	$(448.2)	$24.7	$(423.5)

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2019, 2018 and 2017, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2019	amount	expense	Net amount
Foreign currency translation adjustments	$74.3	$0.4	$74.7
Retirement benefit asset, net	(4.1)	(0.1)	(4.2)
Reclassifications to net income	(1.4)	—	(1.4)
Total other comprehensive loss	$68.8	$0.3	$69.1

	Pre-tax	Tax
Year ended December 31, 2018	amount	benefit	Net amount
Foreign currency translation adjustments	$(124.3)	$—	$(124.3)
Retirement benefit asset, net	4.2	0.6	4.8
Reclassifications to net income	(1.1)	—	(1.1)
Total other comprehensive income	$(121.2)	$0.6	$(120.6)

	Pre-tax	Tax
Year ended December 31, 2017	amount	expense	Net amount
Net unrealized losses on available-for-sale securities	$1.9	$—	$1.9
Foreign currency translation adjustments	125.0	—	125.0
Retirement benefit asset, net	(10.2)	(0.4)	(10.6)
Reclassifications to net income	(4.4)	—	(4.4)
Total other comprehensive income loss	$112.3	$(0.4)	$111.9

Note 18 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2019, 2018 and 2017 (in millions, except per share data):

	Year ended December 31,
	2019	2018	2017
Net income attributable to JHG	$427.6	$523.8	$655.5
Less: Allocation of earnings to participating stock-based awards	(11.7)	(12.7)	(17.3)
Net income attributable to JHG common shareholders	$415.9	$511.1	$638.2

Weighted-average common shares outstanding — basic	188.0	195.0	160.7
Dilutive effect of non-participating stock-based awards	0.6	0.9	1.6
Weighted-average common shares outstanding — diluted	188.6	195.9	162.3

Earnings per share:
Basic (two class)	$2.21	$2.62	$3.97
Diluted (two class)	$2.21	$2.61	$3.93

The share numbers in the table above have been updated to reflect the share consolidation on April 26, 2017. Refer to Note 2 — Summary of Significant Accounting Policies for additional information on the share consolidation.

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Year ended
	December 31,
	2019	2018	2017
Unvested nonparticipating stock awards	1.1	1.0	0.8
Dai-ichi options	—	—	10.0

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions. Since the Closing Date, we have declared dividends quarterly in USD; prior to the Merger, Henderson declared dividends in GBP on a semiannual basis, with an extraordinary first quarter 2017 dividend declared on April 19, 2017.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2019, 2018 and 2017, in GBP and USD:

	Year ended December 31,
	2019	2018	2017
Dividends paid per share — pre-Merger — in GBP	£—	£—	£0.0915
Dividends paid per share — post-Merger — in USD	$1.4400	$1.4000	$0.6400

The pre-Merger share numbers in the table above have not been updated to reflect the share consolidation on April 26, 2017. Refer to Note 2 — Summary of Significant Accounting Policies for additional information on the share consolidation.

Note 19 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2019, are discussed below.

Operating and Finance Leases

As of December 31, 2019, we had future minimum rental commitments under non-cancelable operating and finance leases. Refer to Note 8 — Leases for information related to operating and financing lease commitments.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Richard Pease v. Henderson Administration Limited

The outcome of a court case involving an ex-employee was determined in the first quarter of 2018. The case related to the fees we should receive after a fund was transferred to an ex-employee (the “Fund Transfer Fees”) and the ex-employee’s entitlement to deferred and forfeited remuneration. The judgment given in the case resulted in our recognition of a $12.2 million charge in general, administrative and occupancy on our Consolidated Statements of Comprehensive Income after the judge held that the ex-employee was not bound to pay the Fund Transfer Fees and that the ex-employee’s contract gave him an entitlement to deferred and forfeited remuneration. The amount of the charge also included legal costs relating to the case. Henderson Administration Limited (“HAL”), a wholly owned subsidiary of JHG, appealed the part of the judgment relating to the Fund Transfer Fees, and judgment was handed down by the Court of Appeal of England and Wales on February 15, 2019, in favor of HAL. As a result, we were awarded the Fund Transfer Fees and related interest of approximately $5.0 million and $0.3 million, respectively. HAL will also be entitled to certain costs relating to the appeal and the earlier trial insofar as they relate to the Fund Transfer Fees claim. On November 6, 2019, the Supreme Court of the United Kingdom refused the ex-employee’s application for permission to appeal the Court of Appeal’s judgment. Accordingly, the Group recorded the award in its financial statements.

Eisenberg v. Credit Suisse AG and Janus Indices, Halbert v. Credit Suisse AG and Janus Indices, Qiu v. Credit Suisse AG and Janus Indices and Y-GAR Capital v. Credit Suisse AG and Janus Indices, and Rubinstein v. Credit Suisse Group AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC, which effective January 1, 2019, was renamed Janus Henderson Indices LLC (“Janus Indices”), a subsidiary of JHG, on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes. On April 17, 2018, a second lawsuit was filed against Janus Indices and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Indices). On May 4,

2018, a third lawsuit, styled as a class action on behalf of investors who purchased XIV between January 29, 2018, and February 5, 2018, was filed against Janus Indices and Credit Suisse AG in the SDNY (Qiu v. Credit Suisse AG and Janus Indices). The Halbert and Qiu allegations generally copy the allegations in the Eisenberg case.

On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants. The Janus Henderson and Credit Suisse defendants moved to dismiss the Set Capital amended complaint, and on September 25, 2019, the court dismissed all claims against all defendants. The court denied the plaintiffs’ request for an opportunity to further amend their complaint, and therefore dismissed the case in its entirety. Plaintiffs have filed an appeal in the U.S. Court of Appeals for the Second Circuit.

The defendants in Halbert – Credit Suisse and Janus Indices – jointly moved to dismiss the amended complaint. On August 22, 2019, the court granted in part and denied in part the defendants’ motion to dismiss the claims. The court dismissed all claims against Janus Indices – including all federal securities claims – other than a claim for negligent misrepresentation. On September 26, 2019, Janus Indices filed its answer to the complaint. As of December 31, 2019, the case remains in the discovery phase.

On February 4, 2019, a fourth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc and various Credit Suisse persons in the SDNY (Rubinstein v. Credit Suisse Group AG, et al.). The suit was styled as a class action and involved VelocityShares Daily Inverse VIX Medium-Term ETN (Ticker: ZIV), but otherwise generally copied the allegations in the XIV cases described above. On August 20, 2019, an amended complaint was filed, which eliminated each of the Janus Henderson entities as defendants, thus dismissing all claims against them.

On February 7, 2019, a fifth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc, and Credit Suisse in the United States District Court for the Eastern District of New York (“EDNY”) by certain investors in XIV (Y-GAR Capital LLC v. Credit Suisse Group AG, et al.). The allegations in Y-GAR generally asserted that the disclosures relating to XIV were false and misleading. On March 29, 2019, the plaintiff withdrew the suit from the EDNY and re-filed it in the SDNY. The Janus Henderson and Credit Suisse defendants each moved to dismiss the claims against them. On January 2, 2020, the court dismissed all claims against all defendants.

We believe that the remaining claims in these exchange-traded note lawsuits are without merit and are vigorously defending these actions. As of December 31, 2019, we cannot reasonably estimate possible losses from the remaining claims in the exchange-traded note lawsuits.

Note 20 — Related Party Transactions

Disclosures relating to equity method investments and our pension scheme can be found in Note 9 — Equity Method Investments and Note 16 — Retirement Benefit Plans, respectively. Transactions between JHG and our controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.

Certain managed funds are deemed to be related parties of JHG under the related party guidance. We earn fees from the funds for which we act as investment manager and the balance sheet includes amount due from these managed funds.

During the years ended December 31, 2019, 2018 and 2017, we recognized revenues of $1,870.1 million, $1,953.2 million and $1,473.5 million, respectively, from the funds we manage that are related parties and not consolidated, in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds:

	As of December 31
	2019	2018
Accrued income	$198.2	$187.2
Accounts receivable	34.0	29.7

Dai-ichi is a significant shareholder of JHG. Investment management fees attributable to Dai-ichi separate accounts for the years ended December 31, 2019 and 2018, were $15.8 million and $14.9 million, respectively.

Seed investments held in managed funds are discussed in Note 5 – Consolidation.

Note 21 — Geographic Information

The following summary provides information concerning our principal geographic areas for the years ended and as of December 31, 2019, 2018 and 2017 (in millions):

	Year ended December 31,
Operating revenues	2019	2018	2017
U.S.	$1,353.0	$1,338.7	$818.1
UK	602.4	649.4	669.0
Luxembourg	182.3	255.9	280.9
International	54.7	62.4	50.3
Total	$2,192.4	$2,306.4	$1,818.3

Operating revenues are attributed to countries based on the location in which revenues are earned.

	As of December 31,
Long-lived assets	2019	2018
UK	$384.8	$366.8
U.S.	2,569.4	2,604.2
Australia	216.1	219.3
Other	3.0	2.5
Total	$3,173.3	$3,192.8

Long-lived assets include property, equipment, software and intangible assets. As of December 31, 2019, intangible assets in the U.S, UK and Australia were $2,536.0 million, $337.5 million and $215.1 million, respectively. As of December 31, 2018, intangible assets in the U.S., UK and Australia were $2,580.8 million, $324.5 million and $218.0 million, respectively.

Note 22 — Selected Quarterly Financial Data (Unaudited)

	2019
	First	Second	Third	Fourth
(in millions, except per share amounts)	quarter	quarter	quarter	quarter	Full year
Total revenue	$519.3	$535.9	$536.0	$601.2	$2,192.4
Operating income	124.5	118.5	143.6	154.3	540.9
Net income	99.9	112.3	113.1	120.4	445.7
Net income attributable to noncontrolling interests	(5.8)	(2.9)	(1.0)	(8.4)	(18.1)
Net income attributable to JHG	94.1	109.4	112.1	112.0	427.6
Basic earnings per share attributable to JHG common shareholders	$0.48	$0.56	$0.58	$0.59	$2.21
Diluted earnings per share attributable to JHG common shareholders	$0.48	$0.56	$0.58	$0.59	$2.21

	2018
	First	Second	Third	Fourth
(in millions, except per share amounts)	quarter	quarter	quarter	quarter	Full year
Total revenue	$587.7	$592.4	$581.2	$545.1	$2,306.4
Operating income	176.2	175.3	148.3	150.0	649.8
Net income	163.2	130.5	105.1	100.8	499.6
Net income attributable to noncontrolling interests	2.0	10.1	6.1	6.0	24.2
Net income attributable to JHG	165.2	140.6	111.2	106.8	523.8
Basic earnings per share attributable to JHG common shareholders	$0.82	$0.70	$0.55	$0.54	$2.62
Diluted earnings per share attributable to JHG common shareholders	$0.82	$0.70	$0.55	$0.54	$2.61

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting and our registered public accounting firm’s Report of Independent Registered Public Accounting Firm, which contains its attestation on our internal control over financial reporting, are incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III of Form 10-K requires registrants to furnish the information required by the following items of Regulations S-K, Part 400: Items 401 (Directors, Executive Officers, Promoters and Control Persons), 405 (Compliance with Section 16(a) of the Exchange Act), 406 (Code of Ethics) and 407(c)(3) (Material Changes to Procedures for Shareholder Nomination of Directors), (d)(4) (Names of audit committee members) and (d)(5) (Audit Committee Financial Expert). Because we are a “foreign private issuer” as defined by Rule 3b-4 under the Securities Exchange of 1934, as amended, we are not required to comply with Section 16(a) of the Exchange Act. Accordingly, we have not provided the information called for in Item 405.

Directors

Kalpana Desai, Jeffrey Diermeier, Kevin Dolan, Eugene Flood Jr., Richard Gillingwater, Lawrence Kochard, Glenn Schafer, Angela Seymour-Jackson, Tatsusaburo Yamamoto and Richard Weil are the current directors of JHG, holding office until the 2020 annual general meeting or until their successors are elected and qualify. Ages shown below are as of February 21, 2020.

Kalpana Desai | Age 52

Independent Non-Executive Director since May 2017. Ms. Desai was a Non-Executive Director of Henderson Group from 2015 to May 2017 and is currently a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Ms. Desai was Head of Macquarie Capital Asia, the investment banking division of Macquarie Group Limited, headquartered in Australia from 2009 to 2013. Before joining Macquarie, she was Head of the Asia Pacific Mergers & Acquisitions Group and a Managing Director in the investment banking division of Bank of America Merrill Lynch in Hong Kong from 2001 to 2009. Earlier in her career, Ms. Desai worked in the corporate finance divisions of Barclays de Zoete Wedd in London and Hong Kong and at J. Henry Schroder Wagg in London and in the financial services division of Coopers & Lybrand Consulting in London. She was a member of the Takeovers and Mergers Panel of the Securities and Futures Commission in Hong Kong from 2007 to 2014. She also served as a Non-Executive Director of Canaccord Genuity Group Inc., headquartered in Canada, from 2015 to 2019. Ms. Desai has a BSc in economics from the London School of Economics and Political Science and qualified as a chartered accountant (ACA) at PricewaterhouseCoopers in London in 1991.

Ms. Desai brings to the Board over 30 years of international advisory and investment banking experience, including extensive experience in mergers and acquisitions and broad exposure to global business markets. In deciding to nominate Ms. Desai, the Board also considered her experience and knowledge of risk management, compliance, accounting standards and financial reporting rules and regulations, as well as her qualifications as a chartered accountant (ACA) and an Audit Committee Financial Expert.

Jeffrey Diermeier | Age 67

Independent Non-Executive Director since May 2017. Mr. Diermeier was an Independent Director of Janus Capital Group from 2008 to May 2017 and is currently the Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Mr. Diermeier has served as a Director of the University of Wisconsin Foundation, a nonprofit fundraising and endowment management organization, since 1998 and is a former Chairman of its Investment Committee. He has been a Director of Adams Street Partners, a private equity firm located in Chicago, since 2011 and is also a minority owner of Stairway Partners, LLC, a Chicago-based registered investment adviser, where he served as an advisory board member from 2005 to 2012. From 2010 to September 2017, Mr. Diermeier was a co-owner and Chairman of L.B. White Company, a heating equipment manufacturer. He was a Trustee of the Board of the Financial Accounting Foundation, which oversees the Financial Accounting Standards Board and the Government Accounting Standards Board, from 2009 to December 2015 and Chairman of the Trustees from 2012 to December 2015. From 2005 until 2009, he served as President and Chief Executive Officer of the CFA Institute, a nonprofit educational organization for investment professionals in Charlottesville, Virginia. Earlier in his career, Mr. Diermeier served in a number of increasingly responsible positions in the global asset management division of UBS and its predecessor organizations, primarily Brinson Partners, Inc., beginning as an Equity Analyst and culminating as its Global Chief Investment Officer from 2000 to 2004. Mr. Diermeier holds the chartered financial analyst designation. He received his BBA and his MBA in Finance and Investments from the University of Wisconsin - Madison.

Mr. Diermeier brings to the Board a wealth of expertise related to accounting standards, financial analysis, financial reporting and corporate governance standards, and business management, as well as a deep understanding of the investment management business gained through his many years of experience in the mutual fund and asset management industry. In deciding to nominate Mr. Diermeier, the Board also considered his qualification as an Audit Committee Financial Expert.

Kevin Dolan | Age 66

Independent Non-Executive Director since May 2017. Mr. Dolan was a Non-Executive Director of Henderson Group from 2011 to May 2017 and is currently a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Mr. Dolan has been in the financial services industry for 36 years and has held a number of senior executive positions, including as Chief Executive of La Fayette Investment Management in London from 2007 to 2009, Chief Executive of the Asset Management Division of Bank of Ireland Group from 2004 to 2007, and Chief Executive of Edmond de Rothschild Asset Management from 2001 to 2004. Earlier in his career, he spent 9 years with the AXA Group where he was Chief Executive Officer of AXA Investment Managers Paris, and Global Deputy Chief Executive Officer of AXA Investment Management. Mr. Dolan was a Director of Meeschaert Gestion Privée until 2015, is the founding partner of Anafin LLC, and is a senior advisor to One Peak Partners. Mr. Dolan received his BS in business administration from Georgetown University.

Mr. Dolan brings to the Board demonstrated strategic, financial, accounting, regulatory, business management, corporate finance and industry expertise gained through his many years of experience in senior executive roles, including as the former Chief Executive Officer of three investment management firms. He also has extensive experience in transformational corporate transactions, including mergers and acquisitions in Europe and the U.S.

Eugene Flood Jr. | Age 64

Independent Non-Executive Director since May 2017. Mr. Flood was an Independent Director of Janus Capital Group from 2014 to May 2017 and is currently the Chair of the Risk Committee and a member of the Nominating and Corporate Governance Committee and the Audit Committee.

Experience and Qualifications

Mr. Flood was Executive Vice President of TIAA CREF from 2011 until his retirement in 2012, serving on the CREF Board of Trustees and the TIAA CREF Mutual Fund Board of Trustees for seven years, and chairing the Investment Committee. Prior to joining TIAA CREF as an executive in 2011, Mr. Flood spent 12 years with Smith Breeden Associates, a North Carolina based fixed income asset manager, as President and Chief Executive Officer. Earlier in his career, Mr. Flood held a range of trading and investment positions with Morgan Stanley from 1987 to 1999 and was an Assistant Professor of Finance at Stanford Business School from 1982 to 1987. He has served as Chairman of the advisory board for the Institute for Global Health and Infectious Diseases at the University of North Carolina Chapel Hill since 2014, as a Trustee of the Financial Accounting Foundation since January 2016, and as a Director of the Research Corporation for Science Advancement since March 2015. Previously, he served as a Director of The Foundation for the Carolinas from 2012 to December 2015. Mr. Flood received his Bachelor of Arts degree in economics from Harvard University and his PhD in economics from the Massachusetts Institute of Technology.

Mr. Flood brings to the Board extensive investment management, mutual fund, investment adviser and financial expertise gained through his more than 30 years of experience in the asset management industry. In deciding to nominate Mr. Flood, the Board also considered his academic background in economics, which enables him to provide valuable insights on economic trends, business strategy, global markets, and financial matters.

Richard Gillingwater | Age 63

Non-Executive Director and Chairman since May 2017. Mr. Gillingwater was a Non-Executive Director and Chairman of the Henderson Group Board from 2013 to May 2017 and is currently the Chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee.

Experience and Qualifications

Mr. Gillingwater retired as Chairman of European Investment banking at Credit Suisse First Boston (CSFB) in 2003. Previously, he held a variety of executive roles, including Head of Corporate Finance at Barclays de Zoete Wedd (BZW), the investment banking arm of Barclays Bank Plc which was acquired by CSFB in 1998. He started his career in investment banking in 1980 at Kleinwort Benson, where he spent ten years. In 2003, Mr. Gillingwater was asked by the UK government to found and become the Chief Executive, and later Chairman, of the Shareholder Executive, an arm of the UK government responsible for managing the government's financial interest in a range of state-owned businesses for commercial rather than political interests. He also served as Dean of Cass Business School from 2007 to 2012. Mr. Gillingwater currently serves as Chairman of SSE plc, a publicly listed energy company based in Scotland, and as a Senior Independent Director of Whitbread plc, a UK-based multinational hotel and restaurant company. He is also a Governor of the Wellcome Trust, an international medical charity. Mr. Gillingwater has served as a Director on a number of other corporate boards, including as Chairman of CDC Group plc and as a Non-Executive Director of P&O, Debenhams, Tomkins, Qinetiq Group, Kidde, Hiscox Ltd, Helical plc and Wm Morrison Supermarkets plc. Mr. Gillingwater received his MA in law from St Edmund Hall, Oxford University and his MBA from the International Institute for Management Development (IMD) in Lausanne, Switzerland, and he is a qualified solicitor.

Mr. Gillingwater brings to the Board demonstrated investment management, financial, regulatory, strategic, and business management experience gained though his many years in senior executive roles in the investment banking industry. In addition, he has substantial corporate governance expertise due to his extensive experience serving on the boards of a number of other high-profile publicly listed companies.

Lawrence Kochard | Age 63

Independent Non-Executive Director since May 2017. Mr. Kochard was an Independent Director of Janus Capital Group from 2008 to May 2017 and is currently the Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

Experience and Qualifications

Mr. Kochard is Chief Investment Officer at Makena Capital Management. From 2011 to December 2017, he was the Chief Executive Officer and Chief Investment Officer of the University of Virginia Investment Management Company. Mr. Kochard has served as a Director of the Virginia Commonwealth University Investment Management Company since 2015, as a Director and the Chair of the Investment Committee for the Virginia Environmental Endowment since 2013, and as a member of the Investment Advisory Committee of the Virginia Retirement System since 2011, serving as Chair since 2017. He previously served as the Chairman of the College of William & Mary Investment Committee from 2005 to 2011. From 2004 to 2010, he was the Chief Investment Officer of Georgetown University, and from 2001 to 2004 he was Managing Director of Equity and Hedge Fund Investments of the Virginia Retirement System. Mr. Kochard worked as an Assistant Professor of Finance at the McIntire School of Commerce at the University of Virginia from 1999 to 2001. He started his career in financial analysis and planning, corporate finance and capital markets for E.I. DuPont de Nemours and Company, Fannie Mae and The Goldman Sachs Group, Inc. Mr. Kochard holds the chartered financial analyst designation and a Ph.D. in economics from the University of Virginia.

Mr. Kochard brings to the Board a wealth of experience in investment management, investment adviser oversight, and general executive management gained through his many years serving in senior executive roles in the asset management industry. In deciding to nominate Mr. Kochard, the Board also considered his academic background in economics, which enables him to provide valuable insights on economic trends, strategy, global markets, and financial matters.

Glenn Schafer | Age 70

Vice Chairman and Independent Non-Executive Director since May 2017. Mr. Schafer was an Independent Director of Janus Capital Group from 2007 to May 2017 and served as Chairman from 2012 to May 2017. He is a member of the Compensation Committee and the Nominating and Corporate Governance Committee.

Experience and Qualifications

Mr. Schafer retired as President of Pacific Life Insurance Company (Pacific Life) in 2005, having served in that role since 1995. Previously, he served as Executive Vice President and Chief Financial Officer of Pacific Life from 1991 to 1995, and he was a member of the Pacific Life Board of Directors from 1995 to 2005. He currently serves as a Director of GeoOptics LLC, a weather satellite manufacturer. Over the course of his career, Mr. Schafer has served as a Director on a number of other corporate boards, including Scottish Re Group, a reinsurer of life insurance, annuities and other annuity-type products, Genesis Healthcare, Inc., a provider of short-term post-acute, rehabilitation, skilled nursing and long-term care services, and Mercury General Corporation, an insurance holding company. Mr. Schafer received his BS from Michigan State University and his MBA from the University of Detroit.

Mr. Schafer brings to the Board extensive experience in accounting and financial matters, investment and capital management, corporate governance and oversight, business management, strategy and operations, as well as a deep understanding of the insurance industry and financial products gained through his many years in senior executive roles with Pacific Life.

Angela Seymour-Jackson | Age 53

Independent Non-Executive Director since May 2017. Ms. Seymour-Jackson was a Non-Executive Director of Henderson Group from 2014 to May 2017 and is currently a member of the Compensation Committee and the Nominating and Corporate Governance Committee. She also chairs Henderson Global Holdings Asset Management Limited (a holding company of the legacy Henderson Group).

Experience and Qualifications

Ms. Seymour-Jackson has over 25 years of experience in retail financial services. Over the course of her career, she has held various senior marketing and distribution roles with Norwich Union Insurance, General Accident Insurance, CGU plc and Aviva plc. She was Chief Executive Officer of RAC Motoring Services Limited from 2010 until 2012. She joined Aegon UK in May 2012 and was appointed Managing Director of the Workplace Solutions Division in December 2012. Ms. Seymour-Jackson was a Senior Advisor to Lloyds Banking Group (insurance) until October 2017. She is a Non-Executive Director of Rentokil Initial plc and Page Group plc and serves as Deputy Chair and Senior Independent Director at Gocompare.com Group plc. Ms. Seymour-Jackson has a BA (Hons) in French and European studies from the University of East Anglia, a diploma from the Chartered Institute of Marketing and an MSc in marketing.

Ms. Seymour-Jackson brings to the Board substantial expertise in retail financial services, risk management, regulatory matters, mergers and acquisitions, and business management gained through her many years in various senior marketing and distribution roles at large multinational insurance companies.

Tatsusaburo Yamamoto | Age 55

Independent Non-Executive Director since May 2017. Mr. Yamamoto was an Independent Director of Janus Capital Group from July 2015 to May 2017 and is currently a member of the Nominating and Corporate Governance Committee.

Experience and Qualifications

Mr. Yamamoto has served as Managing Executive Officer, Corporate Planning Unit, of Dai-ichi Life Holdings, Inc. (Dai-ichi Life) since April 2017. Previously, he was Executive Officer and General Manager, Investment Planning Department, of Dai-ichi Life from April 2015 to April 2017 and General Manager, Investment Planning Department, of Dai-ichi from 2014 to April 2015. Earlier in his 30-year career with Dai-ichi Life, he held a variety of increasingly responsible roles, including as Deputy Chief Executive Officer of Dai-ichi Life Insurance Vietnam and Managing Director of Dai-ichi Life Insurance (Asia Pacific). Pursuant to the Investment and Strategic Cooperation Agreement (the Agreement) between Dai-ichi Life and JHG, Dai-ichi Life has the right to designate a representative for appointment to the JHG’s Board. Mr. Yamamoto was appointed to the Board after Dai-ichi Life designated him as its representative. In connection with the Agreement, Mr. Yamamoto has worked with JHG’s management as a member of the strategic alliance coordination committee to further the goals of the strategic alliance and enhance product distribution opportunities. Mr. Yamamoto received his Bachelor of Arts in economics from WASEDA University.

Mr. Yamamoto brings to the Board significant exposure to global markets and extensive knowledge of the financial services industry outside of the U.S. gained through his many years in senior executive roles with Dai-ichi Life. He also has substantial business management experience from his roles in the international investment planning and asset management business of Dai-ichi Life.

Richard Weil | Age 56

Chief Executive Officer since August 1, 2018 (co-Chief Executive Officer since May 2017), and Executive Director since May 2017. Mr. Weil served as Chief Executive Officer and a Director of Janus Capital Group from 2010 to May 2017.

Experience and Qualifications

Since August 2018, Mr. Weil has served as our Chief Executive Officer and as a member of the Board. In his role, he leads our executive committee and is responsible for the strategic direction and overall day-to-day management of JHG. Previously, he was Co-CEO of JHG following the merger of Janus Capital Group (Janus) and Henderson Global Investors in May 2017. Prior to the merger, Mr. Weil was the Chief Executive Officer of Janus, a position he had held since 2010. Before joining Janus, he spent 15 years in a variety of senior executive roles with PIMCO, including Global Head of PIMCO Advisory, a member of PIMCO’s executive committee, and a member of the board of trustees of the PIMCO Funds. Mr. Weil also served as Chief Operating Officer of PIMCO for 10 years, where he successfully led the development of PIMCO’s global business and founded its German operations, and as General Counsel to PIMCO Advisors L.P. Before joining PIMCO in 1996, Mr. Weil was with Bankers Trust Global Asset Management and Simpson Thacher & Bartlett LLP in New York. Mr. Weil received his Bachelor of Arts in economics from Duke University and his Juris Doctorate from the University of Chicago Law School. He has over 24 years of financial industry experience.

Mr. Weil brings to the Board exceptional leadership skills and unique perspective and insight that come from managing JHG’s business on a day-to-day basis. His deep understanding of our business, markets, operations and strategy enable him to keep the Board apprised of the most significant developments impacting JHG and to guide the Board’s discussion and review of our strategy. In addition, he brings extensive business, management and legal experience gained through his many years in senior executive roles in the investment management industry.

Executive Officers

Our current executive officers are as follows:

Name	Title
Richard Weil	Chief Executive Officer
Roger Thompson	Chief Financial Officer
Enrique Chang	Global Chief Investment Officer
Bruce Koepfgen	Head of North America
Suzanne Cain	Global Head of Distribution

The principal occupation of our current executive officers is shown in the table above supplemented by the following information, except with respect to Mr. Weil, whose previous experience is described above together with the experience of our other directors. Ages shown below are as of February 21, 2020.

Roger Thompson | Age 52

Chief Financial Officer

Mr. Thompson has served as our Chief Financial Officer and as a member of our executive committee since May 2017. Before the merger of Janus Capital Group and Henderson Global Investors, he was Chief Financial Officer of Henderson from 2013 to May 2017. Mr. Thompson joined Henderson from J.P. Morgan Asset Management where he held various positions of increasing responsibility from 1993 to 2013, including Global Chief Operating Officer, Head of UK, and International Chief Financial Officer. Earlier in his career, Mr. Thompson served in a broad range of roles at J.P. Morgan in Tokyo, Singapore and Hong Kong. He trained as an accountant with PricewaterhouseCoopers.

Mr. Thompson earned his Bachelor of Arts in accountancy and economics from Exeter University. He is a chartered accountant and has over 27 years of financial industry experience.

Enrique Chang | Age 57

Global Chief Investment Officer

Since May 2017, Mr. Chang has served as our Global Chief Investment Officer and as a member of our executive committee. In his current role, he leads our global investment team and is also a Portfolio Manager on Janus Henderson Global Allocation strategies. Previously, he was President, Head of Investments at Janus Capital Group from March 2016 to May 2017. Before joining Janus, Mr. Chang served as Chief Investment Officer and Executive Vice President of American Century Investments from 2007 to 2013, where he was a member of the firm’s asset allocation committee and investment management senior leadership team and served on American Century’s board of directors. Before American Century, Mr. Chang served as President and Chief Investment Officer of Munder Capital Management. Earlier in his career, he held various senior investment management positions at Vantage Global Advisor, J&W Seligman and Co., and General Reinsurance Corp.

Mr. Chang earned his Bachelor of Arts in mathematics from Fairleigh Dickinson University, and his MBA in finance/quantitative analysis and MS in statistics and operations research from New York University. He has over 31 years of financial industry experience.

Bruce Koepfgen | Age 67

Head of North America

Bruce Koepfgen has served as our Executive Vice President, Head of North America and as a member of our executive committee since May 2017. In his current role, he works with senior leaders to advance the interests of the firm’s clients, shareholders and employees. He is also President and Chief Executive Officer of Janus Investment Fund, Janus Aspen Series, Janus Detroit Street Trust and Clayton Street Trust and is a member of the Board of Directors of Intech and the Board of Managers of Perkins Investment Management LLC, both of which are subsidiaries of JHG. Previously, Mr. Koepfgen served as President of Janus Capital Group from 2013 to May 2017 and as Executive Vice President and Chief Financial Officer from 2011 to 2013. Prior to joining Janus, Mr. Koepfgen held various senior leadership roles with Allianz Global Investors and Oppenheimer Capital, including CEO of Oppenheimer Capital from 2003 to 2009, Co-CEO of Allianz Global Investors Management Partners from 2008 to 2009, and Chairman of Allianz Global Investors Fund Management from 2004 to 2009. Earlier in his career, he served as President and Principal of Koepfgen Company LLC, a management consulting organization, from 1999 to 2003, and as a Managing Director of Salomon Brothers Inc., where he held various positions from 1976 to 1999.

Mr. Koepfgen earned his Bachelor of Science in business administration from the University of Michigan and his MBA from Northwestern University, Kellogg School of Management. He has over 44 years of financial industry experience.

Suzanne Cain | Age 56

Global Head of Distribution

Suzanne Cain has served as our Global Head of Distribution and as a member of our executive committee since May 2019. In her current role, she is responsible for global sales and product marketing for both institutional and retail channels and oversees our global marketing and client service worldwide. Prior to joining Janus Henderson, she was U.S. and Global Head of Institutional Clients of Blackrock iShares, the largest provider of exchange-traded funds (ETFs) worldwide, from May 2017 to May 2019, where she led the firm’s global client teams across sales, product consulting, portfolio construction and global markets coverage. Before joining Blackrock iShares, Ms. Cain served as Head of the Institutional Client Group for Fixed Income and Head of Credit and Structured Finance Sales for EMEA at Deutsche Bank from 2010 to May 2017. Earlier in her career, she served in a variety of increasingly responsible positions at Morgan Stanley in London, including Head of Credit Sales for EMEA and leadership roles in Morgan Stanley’s UK/Ireland fixed income capital markets and treasury solutions group and in structured finance origination for Western Europe. Ms. Cain began her career at Salomon Brothers in New York in 1985, focusing on hedge management and fixed income derivatives.

Ms. Cain received her Bachelor of Science in business analysis from Indiana University. She has over 30 years of financial industry experience.

Officer Code of Ethics

Our Officer Code of Ethics for the CEO and Senior Financial Officers (including our CEO, Chief Financial Officer, and Chief Accounting Officer) (the “Officer Code”) is available on our website at http://www.janushenderson.com/group under “Governance Policies and Statements.” Any amendments to or waivers of the Officer Code will be disclosed on our website in the same location.

Director Nomination Process and Diversity

We believe that in order for the Board to effectively guide JHG to sustained, long-term success, it must be composed of individuals with sophistication and experience in the many disciplines that strengthen our business. We sell our products to intermediary, institutional and self-directed clients. To best serve these clients and our shareholders, we seek to ensure that the Board consists of directors who are highly sophisticated in, among other disciplines, domestic and international investment and asset management, finance, economic policy, and the legal and accounting regulations that impact our business. We also believe that the Board should include directors with experience managing, overseeing or advising comparable companies in our industry at the chief executive officer and/or the director level.

The Board has delegated the process for screening potential director candidates to the Nominating and Corporate Governance Committee (“Nominating Committee”). When the Nominating Committee determines that it is desirable to add a director or fill a vacancy on the Board, it will identify one or more qualified individuals and recommend them to the Board. In identifying qualified individuals, the Nominating Committee generally engages a search firm for this purpose. In evaluating candidates for potential membership on the Board, the Nominating Committee ensures that each director nominee satisfies at least the criteria set forth in our Governance Guidelines and considers and evaluates the director nominee’s individual background and qualifications and the extent to which such background and qualifications might benefit JHG based on the size and composition of the Board of Directors at the time. In identifying director nominees, the Nominating Committee will seek talented and experienced candidates with professional backgrounds who support a balance of knowledge, experience, skills, expertise and diversity appropriate for the Board as a whole.

The Board believes that it is currently constituted by members that collectively possess diverse knowledge and experience in the disciplines that strengthen our business. Prior to nominating a new director candidate, the Nominating Committee will consider the collective experience of the existing Board members and based on that evaluation, the Nominating Committee nominates individuals whom it believes possess experience and expertise that will enhance the Board’s ability to serve our shareholders. Although the Board does not currently have a policy specifically addressing director diversity, the Nominating Committee is expected to assess and consider the diversity of the Board and the effectiveness of its diversity prior to nominating any additional Board candidates.

Corporate Governance

The Board has established corporate governance measures substantially in compliance with requirements of the NYSE. These include Corporate Governance Guidelines, charters for the Board’s Audit Committee, Risk Committee, Compensation Committee and Nominating and Governance Committee, and a Code of Conduct that applies to all directors, officers and employees. Each of these documents is published on our corporate website at http://www.janushenderson.com/group.

Because we are a foreign private issuer as defined in SEC rules, we are not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE. Our corporate governance practices, however, do not differ in any significant way from those requirements, except with respect to equity compensation plans. Whereas the NYSE rules, with limited exceptions, require that shareholders be given the opportunity to vote on equity compensation plans and material revisions thereto, relevant ASX rules provide that individual grants under those plans do not require shareholder approval unless they involve the issue of securities to a related party of the issuer (such as a director) or a person whose relationship with the company or a related party is such that ASX considers that approval should be obtained. Our corporate governance practices comply with applicable requirements of the SEC.

Audit Committee

The members of our Audit Committee are Jeffrey Diermeier (Chair), Kalpana Desai, Kevin Dolan and Eugene Flood Jr., each of whom is independent under the standards established by the Board and the NYSE.

Audit Committee Financial Experts

Our Board has determined that each member of the Audit Committee meets the accounting or related financial management expertise requirements of the NYSE and that Jeffrey Diermeier and Kalpana Desai qualify as “audit Committee financial experts” under applicable SEC regulations. No member of the Audit Committee serves on an audit committee of more than two public companies in addition to JHG.

Item 11.          EXECUTIVE COMPENSATION

Because we are a foreign private issuer, we are responding to this Item 11 as permitted by Item 402(a)-(1) of SEC Regulation S-K under the Exchange Act. This section discusses material information relating to our executive compensation program and plans for our Named Executive Officers (“NEOs”):

● Richard Weil Chief Executive Officer	● Suzanne Cain Global Head of Distribution
● Roger Thompson Chief Financial Officer	● Bruce Koepfgen Head of North America
● Enrique Chang Global Chief Investment Officer

Compensation Principles

Our Compensation Committee is responsible for the oversight of our executive compensation program, including the review and approval of goals and objectives relevant to our CEO’s performance assessment and compensation decisions, and approval of the compensation of our executive officers based on an evaluation of each executive’s performance. Our executive compensation program is based on the following principles:

●	Attract and retain individuals critical to our long-term success by providing total reward opportunities which, subject to performance, are competitive within our defined markets;
●	Fully align pay with our strategic priorities, reinforce a strong performance culture through rewards that reflect company-wide, department, team, and individual performance;
●	Align management, client and shareholder interests by deferring a significant portion of compensation into JHG stock awards and/or fund units;
●	Manage risk-taking and conflicts of interest in our incentive plans, maintaining an appropriate balance between base salary, short-term cash incentives and long-term deferred incentives; and
●	Ensure that compensation processes and procedures comply with regulatory requirements and legislation, are consistent with market practice, and include effective risk management controls.

Elements of Compensation

We strive to maintain an appropriate balance between base salary and variable compensation without targeting a specific mix or ratio in the compensation framework for the CEO and the other NEOs. However, once the CEO’s variable compensation is determined, the mix of cash and deferral, as well as the mix of deferred awards, is fixed.

Base salary constitutes a relatively small portion of our executives’ total compensation, something that reflects our compensation principles and the Compensation Committee’s belief that the majority of compensation should be performance-based.

Base Salary

For 2019, base salary constituted 9% of our CEO’s total compensation and 10% of our other NEOs’ total compensation, which is consistent with our philosophy that a substantial majority of executive compensation should be performance-based. In establishing salary levels, the Committee typically considers competitive market pay levels and each executive officer’s responsibilities, experience and performance.

Following a review of current base salaries, as compared to the JHG Peer Group (as defined below), the Committee did not approve salary increases for the CEO or any of our NEOs going into 2020.

Variable Compensation

Our Compensation Committee emphasizes performance-based variable incentives as the primary element of compensation paid to the CEO and our other NEOs, reinforcing our strong pay-for-performance culture. In 2019, 91% of the CEO’s total compensation and 90% of the other NEOs’ total compensation (excluding one-time buyout awards) was performance-based variable incentives. As shown in the charts above, a significant portion of variable compensation is deferred into JHG stock awards and/or fund units, aligning management, client and shareholder interests, which is consistent with our philosophy.

CEO Variable Compensation

For the CEO, we use a “scorecard” approach to evaluate performance and determine annual variable compensation. This approach, described in more detail on page 127, combines numerous absolute and relative performance measures, which are grouped into three categories: (i) investment excellence, (ii) financial results and (iii) strategic results.

Once the amount of the CEO’s variable compensation award is determined, 50% of the award is paid in cash and 50% is deferred and delivered as shown below:

Consistent with market practice for CEOs in the JHG Public Company Peer Group shown below (the “JHG Peer Group”), the deferred portion of the CEO’s variable compensation award is delivered as follows:

●	50% in time-based restricted stock units (“RSUs”) of JHG stock and/or fund units, which vest in three equal installments over a three-year period; and
●

50% in performance stock units (PSUs), which cliff vest on the third anniversary of the grant date subject to JHG’s three-year relative TSR ranking versus the JHG Peer Group. The potential payout for the PSUs ranges from 0% to 200% of the number of units initially granted.

0% Payout	3-year relative TSR is at or below the 10th percentile ranking
Target Payout	3-year relative TSR is at the 50th percentile ranking
200% of Target Payout	3-year relative TSR is at or above the 90th percentile ranking

Notes:

Regardless of JHG’s relative TSR ranking, the award will be subject to a Maximum Value Cap not to exceed 400% of the initial grant value.

Even if JHG’s three-year relative TSR exceeds the JHG Peer Group median, if JHG’s three-year absolute TSR is negative, payouts cannot exceed 100% of the units initially granted.

The PSU vesting conditions subject the CEO’s variable compensation award to two performance hurdles:

●	Hurdle #1: To receive a variable compensation award each year, the CEO must first deliver results against the performance measures as outlined in the scorecard; and
●	Hurdle #2: To fully vest the deferred PSU portion of the CEO’s variable compensation award, JHG’s three-year relative TSR must meet or exceed the JHG Peer Group median.

Our Compensation Committee believes that by subjecting the deferred PSUs to this double hurdle, the CEO’s pay is further aligned with shareholder interests over the long-term. As shown in the table below, the CEO’s 2015 and 2016 PSU grants actually vested, on average, 48% of the original units granted due to under-performance of our three-year relative TSR as compared to the JHG Peer Group.

Notes:

The 2015 and 2016 awards were granted pre-Merger and vested based on the three-year relative TSR performance of the current Company. 2015 vested value as of December 31, 2018, based on the stock price of $20.72.

2016 vested value as of December 31, 2019, based on the stock price of $24.45.

Other NEO Variable Compensation

For our other NEOs, annual variable compensation awards are subject to our standard deferral methodology. A portion of each officer’s award is paid in cash and the remainder is deferred 50% into JHG restricted stock units and 50% into JHG fund units, which vest in equal installments over a three-year period. See LTI Awards Granted in Consideration of 2019 Performance on page 132 for more information regarding these awards.

Delivery of Variable Compensation Through LTI Awards

JHG offers several types of long-term incentive (“LTI”) awards for purposes of delivering the deferred portion of NEO variable compensation:

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

A substantial portion of variable compensation is deferred into RSAs and RSUs on an annual basis. These awards are typically subject to three-year vesting schedules. Dividends are generally paid on unvested shares, and these are included in the Summary of Total Compensation table on page 129.

Vesting of RSAs and RSUs may accelerate under certain circumstances, such as the death or disability of the executive. Certain awards may contain a provision that allows for the vesting schedule to be accelerated upon a termination following a change in control.

Restricted JHG Fund Units (Funds)	A substantial portion of variable compensation is also deferred into restricted JHG fund units. These awards typically vest in equal installments over a three-year period.

Vesting of fund awards may accelerate under certain circumstances, such as the death or disability of the executive. Certain awards may contain a provision that allows for the vesting schedule to be accelerated upon a termination following a change in control.

Performance Stock Units (PSUs)

For the CEO, a portion of his variable compensation is deferred into PSUs. These PSU awards are subject to additional vesting requirements based on a comparison of our total shareholder return over the three-year deferral period to the total shareholder return of the JHG Peer Group over the same period. Vesting of PSUs may accelerate under certain circumstances, such as the death or disability of the executive. The 2019 PSU award has a one-year holding period following vesting, and dividends are not paid on unvested PSU awards.

The Scorecard Approach to CEO Compensation

The Compensation Committee uses a structured scorecard to measure the CEO’s performance. The scorecard approach is designed to:

●Align CEO compensation with JHG performance; and

●Reward the CEO for achieving goals that maximize long-term value creation for our shareholders and clients.

The CEO’s 2019 scorecard was largely based on the same investment, financial and strategic performance measures used in the 2018 scorecard. The performance categories, measures and weightings used in the 2019 scorecard were the following:

●Investment Excellence (30% weighting). Deliver investment excellence for clients (measured based on three-year investment performance relative to benchmark);

●Financial Results (40% weighting). Deliver strong financial results for shareholders (measured based on relative revenue growth, growth in net income before taxes and total net flows); and

●Strategic Results (30% weighting). Drive strategic results for long-term success for clients and shareholders (measured based on executing JHG’s strategic vision and priorities, attracting strong talent, driving cultural integration and alignment as one firm, managing areas of underperformance and delivering exceptional client service).

Establishing the Target Incentive Opportunity

The CEO’s variable compensation award is determined by multiplying a target incentive opportunity by a multiplier, which ranges from 0% to 200%, based on the degree to which the scorecard performance measures are achieved.

At the beginning of each year, the Compensation Committee establishes the CEO’s target incentive opportunity, the scorecard performance measures and weightings for the year. In doing so, the Compensation Committee considers various factors, including our revenue and total AUM compared to the revenue and total AUM of a select peer group of companies, as well as our relative performance against the JHG Peer Group shown below. The JHG Peer Group is reviewed annually and no changes were made in 2019.

JHG’s Public Company Peer Group
Affiliated Managers Group, Inc.	Invesco Ltd.
AllianceBernstein Holding L.P.	Legg Mason, Inc.
Ameriprise (Columbia Threadneedle Investments), Inc.	T. Rowe Price Group, Inc.
BrightSphere Investment Group plc	Schroders plc
Eaton Vance Corp.	Standard Life Aberdeen plc
Federated Investors, Inc.	Waddell & Reed Financial, Inc.
Franklin Resources, Inc.

Our Compensation Committee believes that the reference to the JHG Peer Group is useful to ensure that the CEO’s target incentive opportunity is competitive relative to compensation levels at other asset management firms with which JHG competes for executive talent. Based on analysis and guidance from the Compensation Committee’s independent compensation consultant, the Committee established a 2019 target incentive opportunity for the CEO of $7.50 million as compared to $6.50 million in 2018. The Compensation Committee adjusted the CEO’s target incentive award for 2019 based on our transition from a co-CEO structure to a sole-CEO operating model and based on the market pay practices of other companies in the JHG Peer Group.

Evaluating CEO Performance and Determining Variable Compensation

After the end of each year, the Compensation Committee utilizes the scorecard to evaluate the CEO’s performance relative to the specific investment, financial and strategic performance objectives for the year. Based on the results achieved, the Compensation Committee selects a multiplier for each performance measure in the scorecard, as well as an overall performance multiplier range for each of the three categories of performance measures (i.e., investment results, financial results and strategic results).

Performance
Multiplier Range	Level of Performance
0.0 to 0.5	Significant decline in absolute performance year-over-year
Bottom quartile performance relative to the applicable peer group or benchmarks
0.5 to 1.0	Slight decline to flat in absolute performance year-over-year
Slightly below median performance relative to the applicable peer group or benchmarks
1.0 to 1.5	Slight to moderate increase in absolute performance year-over-year
Slightly above median performance relative to the applicable peer group or benchmarks
1.5 to 2.0	Significant increase in absolute performance year-over-year
First or high second quartile performance relative to the applicable peer group or benchmarks

The Compensation Committee determines a performance multiplier range for each of the three scorecard categories (investment excellence, financial results, strategic results) based on a review of the following:

●Our year-over-year absolute results for the relevant performance measures;

●	Our relative percentile ranking for each relevant performance measure as compared with the JHG Peer Group, or as compared to applicable benchmarks; and
●

With respect to strategic results, such factors as the Compensation Committee deems relevant to evaluate the CEO’s performance, including, for example, factors such as executing JHG’s strategic vision and priorities, attracting strong talent, driving cultural integration and alignment as one company, managing areas of underperformance and delivering exceptional client service.

2019 Executive Compensation

For 2019, the CEO’s variable compensation declined 6% as compared to 2018. Variable compensation awards to our other NEOs ranged from flat to down 6%, on an individual basis, as compared to 2018. This approach is consistent with the Compensation Committee’s philosophy to align executive compensation with JHG’s results, as described below.

●	Our investment performance remained strong, with 76% and 77% of our AUM outperforming benchmarks over three- and five-year periods, respectively.
●

Our financial results fell short of expectations; operating income and operating margin declined year-over-year and net outflows were disappointing in 2019. On balance, operating expenses declined from 2018 to 2019, demonstrating sound financial discipline, and we continue to maintain a strong balance sheet.

●	We continued to execute on numerous strategic objectives, including hiring strong talent, continuing to build a “one firm” culture and delivering exceptional client service.
●	Our total shareholder return improved in 2019 as compared to the prior year.

Summary of Total Compensation

The following table sets forth the compensation earned by the CEO and the other NEOs, as a group, during 2019.

			Variable Comp (LTI)(3)			Total 2019	Benefits
	Base	Variable		Restricted		Variable	and
	Salary	Comp (STI)(2)	Fund Units(4)	Shares	PSUs	Comp	Pension(5)	Other(6)
Executive Officer(1)	($)	($)	($)	($)	($)	($)	($)	($)
Richard Weil, CEO	725,000	3,712,500	1,856,250	—	1,856,250	7,425,000	49,043	1,899,413
Other NEOs	1,706,619	7,338,368	4,722,184	4,512,063	—	16,572,614	120,061	462,216

All non-USD amounts in this schedule are stated in USD on the basis of the average FX rate for 2019 (GBP to USD = 1.2761).

Notes:

(1)

The Other NEOs are Roger Thompson (Chief Financial Officer), Enrique Chang (Global Chief Investment Officer), Suzanne Cain (Global Head of Distribution) and Bruce Koepfgen (Head of North America). Ms. Cain was hired on May 20, 2019.

(2)	The amount of variable incentive compensation awarded in respect of the 2019 performance year and not subject to deferral.
(3)

The amount of variable incentive compensation awarded in respect of the 2019 performance year and any one-time buyout awards, which are subject to deferral, either under JHG policy or where mandated by regulatory requirements. Such amounts may be delivered in the form of shares/units in Janus Henderson funds, restricted shares or performance shares. Awards vest in equal tranches over a three-year deferral period (restricted share and restricted funds), except for PSUs, which cliff vest on the third anniversary of the grant date.

(4)

For Mr. Weil, 50% of his variable compensation delivery is paid in cash and 50% is deferred, with half of the deferral amount delivered in PSUs and the half in restricted JHG fund units. For the other NEOs, the percentage of variable compensation deferred is determined in accordance with our standard deferral policy and may vary from one individual to another depending on particular circumstances. Amounts deferred for the other NEOs will be delivered half in JHG restricted stock and half in restricted JHG fund units, provided that an annual $1,000,000 cap applies to the JHG stock portion of the deferral and, once the cap is reached, the remaining balance will be invested into restricted JHG fund units. Fund units are subject to the same vesting dates and conditions as stock awards.

(5)

For Mr. Weil and certain other NEOs, amounts shown include health benefits and insurance coverage consistent with that provided to all other employees, 401(k) match contributions (U.S.) up to 5% of eligible compensation (capped at $280,000 per the IRS annual compensation limit), a cash alternative to JHG’s defined contribution pension plan (UK) and ESOP dividends.

(6)

For Mr. Weil, amounts shown in Other include (i) $1,584,716 in tax equalization and $223,421 in other relocation benefits per JHG policy as a result of his 2017 move to the UK from the U.S., (ii) $83,095 in dividends on unvested shares, (iii) $7,671 in mark to market on mutual fund retained units distributed during the year, and (iv) $510 in identify theft protection premiums. Mr. Weil's relocation benefits ended in April 2019 (excluding tax equalization for awards earned or made prior to April 2019), as agreed per the terms of his assignment. For certain other NEOs, amounts shown include dividends on unvested JHG shares and fund units, mark to market on mutual fund retained units distributed during the year, LTIP dividend equivalent amounts, identity theft protection premiums and travel reimbursements.

Compensation Committee Decisions About CEO Pay in 2019

Based on its evaluation of 2019 investment, financial and strategic results using the scorecard approach, the Compensation Committee established a cumulative overall performance multiplier of 0.99 for the CEO as illustrated in the table below. The overall performance multiplier is applied to the CEO’s target incentive opportunity of $7.50 million in order to calculate the CEO’s 2019 variable compensation incentive award shown above.

2019 CEO Performance Highlights Based on the Scorecard

Below are the highlights from each scorecard category (investment excellence, financial and strategic results) that the Compensation Committee considered when determining CEO variable compensation for 2019.

Investment Excellence (30% scorecard weighting)

The performance multiplier for this area is formulaically determined based on the percentage of AUM performing above benchmarks on a three-year basis.

●

Investment performance continues to be strong. On an AUM-weighted basis over the three-year investment period ending December 31, 2019, 76% of our total AUM outperformed the respective benchmarks, resulting in a performance multiplier range of 1.5 to 2.0.

Financial Results (40% scorecard weighting)

The performance multiplier for this component is determined: 50% on a formulaic basis according to JHG’s relative financial performance versus the JHG Peer Group, and 50% based on the Compensation Committee’s subjective assessment of the Company’s financial results.

●Financial — formulaic (20% scorecard weighting, 50% weighting for financial grouping)

The relative rankings of certain objective financial measures that the Compensation Committee determines to be key indicators of our financial performance are evaluated each year. In 2019, the Compensation Committee compared our one-year relative financial results for revenue growth, growth in net income before taxes and total net flows to the average of the companies in the JHG Peer Group and established a performance multiplier range of 0.0 to 0.5 for the formulaic portion of financial results.

●Financial — subjective (20% scorecard weighting, 50% weighting for financial grouping)

This multiplier rating for this portion of the financial component is determined based on the Compensation Committee’s subjective assessment of the following three equally weighted measures:

Profit and loss results versus prior year	2019 adjusted operating margin of 35.8% compared to 39.0% in 2018.
2019 adjusted net income before taxes of $647 million was down 7% as compared to the prior year.
Total shareholder return	Total shareholder return for JHG in 2019 was +26%, compared to +24% for the JHG Peer Group and +32% for the S&P 500.
Balance sheet quality	We maintain a strong balance sheet and continue to return significant cash to shareholders.
● In 2019, we paid $272 million in dividends and repurchased $200 million of our common stock. ● We repurchased 9.4 million shares in 2019, reducing shares outstanding by 5%.

The CEO received a performance multiplier range of 0.0 to 0.5 on the subjective element of the financial results. Based on the average of the formulaic and the subjective analyses, the Compensation Committee assigned the CEO a performance multiplier range of 0.0 to 0.5 for the financial results component.

Strategic Results (30% scorecard weighting)

When determining the performance multiplier for strategic results in 2019, the Compensation Committee considered the CEO’s performance across a broad range of strategic objectives, including:

● Redefined our strategic priorities and vision, and rolled out to employees and shareholders.

● Continued to drive post-merger cultural integration and alignment as “one firm.”

● Provided decisive leadership in addressing specific business challenges and effectively managed isolated areas of underperformance across the investments, sales and support areas.

● Attracted strong talent, including Suzanne Cain as Global Head of Distribution, our new Global Emerging Markets team, a new Head of US Fixed Income and a Global Head of Enterprise Risk.

● Delivered a number of projects that reduced complexity and increased efficiency across our operating model, including platform convergence of regional client relationship management systems into a global system, delivery of a single global web platform and delivery of a unified client onboarding system.

The Compensation Committee assigned a performance multiplier range of 1.0 to 1.5 for the CEO based on the analysis of strategic results.

LTI Awards Granted in Consideration of 2019 Performance

In February 2020, the following LTI awards will be granted to the CEO and other NEOs:

		Basis of		Number	Face value
	Type of	award	Share	of units	of award
Executive Officer	award	(% of salary)	price ($) (3)(4)	granted	($’000)
Richard Weil, CEO	PSU (1)	256%	26.17	70,930	1,856,250
	Funds(2)	256%	—	—	1,856,250
Other NEOs(4)	RSUs(2)	183%	26.17	119,113	3,117,184
	Funds (2)	277%	—	—	4,722,184

(1)	PSUs equal to 25% of total variable pay, vesting after a three-year period, subject to a TSR-based multiplier (which can be between 0% and 200%). Only the CEO receives an element of his variable pay in this form. Vesting determined by performance over three years.
(2)	Executives receive half of their LTI in JHG restricted fund units and half in JHG restricted shares, with the choice of receiving 100% in JHG restricted shares (subject to a $1 million limit).
(3)	Represents the fair market value (“FMV”) of $26.17 (calculated as the average high of $26.645 and low of $25.69 on February 19, 2020). The actual FMV will be determined on the grant date of February 28, 2020, as required by ASC Topic 718.
(4)	The Other NEOs are Roger Thompson (Chief Financial Officer), Enrique Chang (Global Chief Investment Officer), Suzanne Cain (Global Head of Distribution) and Bruce Koepfgen (Head of North America).

LTI Awards Vested in 2019

The table below shows the details of awards that vested during 2019 or had performance criteria measured during 2019:

		No. of
		shares	Value
		acquired	realized
		on	on
Name	Award type	vesting (#)	vesting ($)
Richard Weil	Restricted Shares	36,347	892,657
	PSU 2016(1)	23,831	—
	Funds(2)		505,667
Other NEOs	LTIP 2016 (tranche 1)(3)	9,791	1,311,733	(4)
	Restricted Shares	111,897	2,557,372
	Funds(2)	—	2,696,946

(1)	Mr. Weil’s PSU granted in 2016 measured as of December 31, 2019, reflects 33% vesting based on a TSR percentile rank of 38%. The value realized on vesting (after Compensation Committee approval on February 4, 2020) was significantly lower as compared to the grant date value of $1.778 million.
(2)	These are from awards invested into JHG funds/products.
(3)	The LTIP 2016 Tranche 1 post-Merger awards vesting at 35.5% were based on measurement criteria as of December 31, 2018.
(4)	This amount represents the value of LTIP awards exercised in 2019 but vested prior to 2019. The vested value cannot be determined until the award is exercised.

Service Agreements and Settlement Arrangements with Executive Officers

We entered into a service agreement with Mr. Weil effective August 1, 2018, at the time of his appointment as our sole CEO, and which supersedes the change in control agreement that Mr. Weil was previously subject to. We also remain party to a service agreement with Mr. Thompson that was entered into prior to the Merger. These agreements include provisions for certain payments in lieu of 12 months’ notice upon termination and other benefits. The foregoing is a summary only and does not propose to be a complete description of the terms and provisions of these service agreements. This description is subject to and qualified in its entirety by reference to the full text of the previously filed service agreements of Mr. Weil and Mr. Thompson.

Non-Executive Director Compensation

The following chart shows the compensation that each non-executive director was paid for his or her services in calendar year 2019:

	Fees
	earned or	Stock	All other
	paid in	awards	compensation
Name	cash ($) (1)	($) (2)	($) (6)	Total ($)
Richard Gillingwater	240,000	160,000	—	400,000
Glenn S. Schafer	225,000	160,000	24,781	409,781
Sarah Arkle(1)(3)	30,833	—	—	30,833
Kalpana Desai (4)	127,500	—	—	127,500
Jeffrey J. Diermeier	155,000	130,000	13,692	298,692
Kevin Dolan	127,500	130,000	—	257,500
Eugene Flood Jr. (5)	162,500	130,000	1,750	294,250
Lawrence E. Kochard	135,000	130,000	58,071	323,071
Angela Seymour-Jackson(3)	195,692	130,000	—	325,692
Tatsusaburo Yamamoto	—	—	—	—

(1)	Amounts represent the annual cash fees for serving as members of the JHG Board of Directors, including non-executive Chairman and committee membership fees. Mr. Lawrence Kochard deferred all his cash fees in 2019 under the Director Deferred Compensation Plan. Ms. Sarah Arkle resigned from the JHG Board of Directors effective February 25, 2019.
(2)	Amounts represent the value of the annual 2019/2020 stock award. JHG shares were awarded (after applicable taxes were deducted) using the closing price of JHG shares on the NYSE on May 3, 2019, of $22.54. Mr. Glenn Schafer elected to receive the value of the stock award in cash.
(3)	These directors also earn an additional annual board fee of $40,000 for serving on the JH Group Holdings Asset Management Ltd board.
(4)	The annual stock award for Ms. Kalpana Desai was not delivered until February 4, 2020, which explains why there is no value in the table above as of December 31, 2019.
(5)	Mr. Eugene Flood earns an additional observation fee of $10,000 on the JH Group Holdings Asset Management Ltd board.

(6)	“All Other Compensation” includes the following in the table below:

		Dividends on
		unvested restricted
Name	Other ($) (1)	stock units ($) (2)	Total ($)
Richard Gillingwater	—	—	—
Glenn S. Schafer	2,260	22,521	24,781
Sarah Arkle	—	—	—
Kalpana Desai	—	—	—
Jeffrey J. Diermeier	1,750	11,942	13,692
Kevin Dolan	—	—	—
Eugene Flood Jr.	1,750	—	1,750
Lawrence E. Kochard	1,750	56,321	58,071
Angela Seymour-Jackson	—	—	—
Tatsusaburo Yamamoto	—	—	—

(1)	The amount includes company funded UK tax preparation fees for U.S. Board members plus the membership fees for identity theft protection services paid by JHG on behalf of the director. JHG also reimburses travel expenses for Board meetings which are not included in the above table.

(2)	This amount represents the value of dividend equivalents awarded in the form of RSUs in 2019 on all grants deferred under the Director Deferred Fee Plan. The RSUs held by each independent director as of December 31, 2019, are as follows: Mr. Diermeier holds 8,612 RSUs; Mr. Kochard holds 40,691 RSUs; and Mr. Schafer holds 16,247 RSUs.

Interests in Group Shares

The following table shows the interests in Group shares, both unvested shares held pursuant to Group share plans and beneficially owned, by executive directors and other named executives. The table also shows the movement in these holdings during 2019:

								Vested in
			Interest at			Vested	Vested	previous			Interest at
			December 31,			2019 not	2019 and	years and			December 31,
	Plan	Type	2018(1)	Awarded		exercised	exercised	exercised	Vested		2019
Richard Weil	RSA	Shares	61,032	—		—		—	36,347		24,685
	PSU	Shares	159,375	83,863		—		—	38,236	(2)	165,284
	ESOP	Shares	488	32	(3)	—		—	—		520
Total outstanding interests in JHG share schemes											190,489
Total shares held outright outside JHG share schemes											908,608
Total interests in JHG											1,099,097

Roger Thompson	SAYE	Options	978	—		—	—	—	—		978
	BAYE	Shares	1,529	526	(4)	—	—	—	—		2,055
	DEP/ESOP	Shares	17,142	6,864		—	—	—	7,294		16,712
	LTIP	Options	77,068	—		—	11,588	43,593	12,096	(5)	9,791
	RSP	Shares	25,080	12,165		—	—	—	2,003		35,242
Total outstanding interests in JHG share schemes											64,778
Total shares held outright outside JHG share schemes											59,950
Total interests in JHG											124,728

Enrique Chang	RSA	Shares	121,840	12,166		—	—	—	53,401		80,605
	ESOP	Shares	90	6		—	—	—	—		96
Total outstanding interests in JHG share schemes											80,701
Total shares held outright outside JHG share schemes											273,060
Total interests in JHG											353,761

Suzanne Cain	RSA	Shares	—	65,828	(6)	—	—	—	—		65,828
	ESOP	Shares	—	—		—	—	—	—		—
Total outstanding interests in JHG share schemes											65,828
Total shares held outright outside JHG share schemes											—
Total interests in JHG											65,828

Bruce Koepfgen	RSA	Shares	116,480	64,933		—	—	—	49,199		132,214
	SOP	Options	92,949	—		—	—	92,949	—		—
	ESOP	Shares	251	17		—	—	—	—		268
Total outstanding interests in JHG share schemes											132,482
Total shares held outright outside JHG share schemes											151,441
Total interests in JHG											283,923
(1)	For Mr. Weil, the total amount reflects the number of units measured (38%) on December 31, 2019, based on TSR performance for his PSU award granted in 2016. The shares from the 2016 PSU vested on February 4, 2020, after the calculation was approved by the Compensation Committee and are not reflected in this table.
(2)	The vested PSU amount represents the shares vesting from the 2015 PSU, which was measured on December 31, 2018, and vested on February 11, 2019 after the calculation was approved by the Compensation Committee.
(3)	The ESOP (401(k) and Employee Stock Ownership Plan) shares represent dividend reinvestments from prior employer contributions made to the plan.
(4)	The BAYE (Buy As You Earn) shares represent purchases made from employee contributions plus 1:1 matching shares (up to £1,800 per year).
(5)	The LTIP shares in the Vested column represent options that were vested but forfeited due to performance conditions.
(6)	Ms. Cain received a buyout award upon hire in restricted stock to compensate for forfeitures from her prior employer.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of JHG comprised Lawrence Kochard, Richard Gillingwater, Glenn Schafer and Angela Seymour-Jackson. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal year 2019, and no member of the Compensation Committee was formerly an officer of the Company or any of its subsidiaries or was a party to any disclosable related person transaction involving the Company for the same period. During fiscal year 2019, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity that has or had executive officers serving as a member of the Board of Directors or Compensation Committee of the Company.

Information responding to Item 407(e)(5) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the Exchange Act.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding beneficial ownership of our outstanding common stock as of February 21, 2020, or as otherwise noted, by (i) beneficial owners of more than 5% of our outstanding common stock who have publicly disclosed their ownership; (ii) each executive officer (defined below) and each member of our Board of Directors; and (iii) all of our executive officers and directors as a group. We have no knowledge of any arrangement that would at a subsequent date result in a change in control of JHG.

	Shares of Common Stock
	Beneficially Owned (1)
Name	Number	Percentage
Dai-ichi Life Holdings, Inc.(2)	30,668,922	16.40
BlackRock, Inc.(3)	18,685,728	9.99
Silchester International Investors LLP(4)	17,761,063	9.50
The Vanguard Group Inc.(5)	15,175,829	8.12
Richard Gillingwater, Chairman of the Board of Directors	11,755	*
Glenn S. Schafer, Deputy Chairman of the Board of Directors(6)	34,564	*
Richard Weil, CEO and Director	949,457	*
Kalpana Desai, Director	10,675	*
Jeffrey Diermeier, Director(6)	75,011	*
Kevin Dolan, Director	6,929	*
Eugene Flood Jr., Director	116	*
Lawrence Kochard, Director(6)	50,822	*
Angela Seymour-Jackson, Director	7,101	*
Tatsusaburo Yamamoto, Director	—	*
Roger Thompson, Chief Financial Officer	111,904	*
Enrique Chang, Chief Investment Officer	343,237	*
Suzanne Cain, Global Head of Distribution	62,762	*
Bruce Koepfgen, Head of North America	277,302	*
All directors and executive officers as a Group (14 persons)	1,941,635	1.04

*	Less than 1% of the outstanding shares.

Unless otherwise stated below, the principal address of each person is c/o Janus Henderson Group plc, 201 Bishopsgate, London EC2M 3AE.

(1)	Ownership, both direct and indirect, is based on the number of shares outstanding as of February 21, 2020, including unvested RSUs and DEP shares that will vest within 60 days of February 21, 2020, and any shares that may be acquired upon the exercise of options within 60 days of February 21, 2020.
(2)	Information regarding beneficial ownership of the shares by Dai-ichi Life Holdings, Inc. (“Dai-ichi”) is based on a Schedule 13F filed with the SEC on February 13, 2020, relating to such shares beneficially owned as of December 31, 2019. Such report provides that Dai-ichi is the beneficial owner, has sole dispositive power and has sole voting power with respect to all shares. The address of Dai-ichi Life is 13-1, Yurakucho 1-Chome, Chiyoda-ku, Tokyo, 100-8411 Japan.
(3)	Information regarding beneficial ownership of the shares by BlackRock, Inc. (“BlackRock”) is based on a Schedule 13G filed with the SEC on February 5, 2020, relating to such shares beneficially owned as of December 31, 2019. Such report provides that BlackRock is the beneficial owner of and has sole dispositive power with respect to all the shares. Such report provides that BlackRock has sole voting power with respect to 17,838,475 shares and shared voting power with respect to zero shares. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.
(4)	Information regarding beneficial ownership of the shares by Silchester International Investors LLP (“Silchester”) is based on a Schedule 13F filed with the SEC on February 13, 2020, relating to such shares beneficially owned as of December 31, 2019. Such report provides that Silchester is the beneficial owner, has sole dispositive power and has sole voting power with respect to all shares. Silchester’s address is 1 Bruton Street London, W1J6TL, United Kingdom.
(5)	Information regarding beneficial ownership of the shares by The Vanguard Group Inc. (“Vanguard”) is based on a Schedule 13G filed with the SEC on February 10, 2020, relating to such shares beneficially owned as of December 31, 2019. Such report provides that Vanguard is the beneficial owner, has sole dispositive power with respect to 15,086,515 shares and shared dispositive power with respect to 89,314 shares. Such report provided that Vanguard has sole voting power with respect to 79,907 shares and shared voting power with respect to 30,013 shares. Vanguard’s address is 100 Vanguard Blvd. Malvern, PA 19355.
(6)	Includes RSUs held by certain directors. Such restricted stock units do not have any voting rights, are entitled to dividend equivalents and will be paid in shares of JHG common stock upon voluntary termination of service as a director, all in accordance with the Director Deferred Fee Plan and JHG’s LTI stock plans. The RSUs represented in the amounts shown are as follows: Mr. Diermeier – 8,612 units; Mr. Kochard – 40,691 units; and Mr. Schafer – 16,247 units.

Equity Compensation Plan Information

The following table presents information, determined as of February 21, 2020, about outstanding awards and shares remaining available for issuance under our equity-based LTI plans:

Number of
securities
remaining
	Number of			available for
	securities			future
	to be			issuance
	issued			under equity
	upon			compensation
	exercise of			plans
	outstanding	Weighted-average		(excluding
	options,	exercise price of		securities
	warrants	outstanding		reflected in
	and rights	options, warrants		column (a))
Plan category	(a)	and rights (b)		(c)
Equity comp plans approved by shareholders(1)	170,107	$—	(2)	3,502,116
Equity comp plans not approved by shareholders(3)	—	$—		372,345
Total(4)	170,107	$—		3,874,461

(1)	Includes the legacy Henderson Group plc Long Term Incentive Plan (“LTIP”); however, we do not intend to issue any further awards under this compensation plan.

(2)	There is no exercise price associated with the outstanding LTIP.
(3)	Includes outstanding awards granted under the Janus Henderson Group plc 2012 Employment Inducement Award Plan. This plan did not previously have shareholder approval; however, this plan was approved by shareholders with all other equity plans in 2018.
(4)	Consists of the following ongoing plans assumed by JHG pursuant to the Merger that may result in new awards:

Equity Plan Summary

Introduction: We award equity-based grants from several plans, last approved by shareholders on May 3, 2018. The plans are intended to allow employees to acquire or increase equity ownership in JHG, thereby strengthening their commitment to our success and stimulating their efforts on behalf of JHG, and to assist JHG in attracting new employees and in retaining existing employees. The plans are also intended to optimize the profitability and growth of JHG through incentives that are consistent with our goals, to provide employees an incentive for excellence in individual performance and to promote teamwork among employees. Equity awards may be issued from the following plans in 2019:

Janus Henderson Group plc Deferred Equity Plan:

The Deferred Equity Plan (“DEP”) is our deferral mechanism in which participants can elect to receive (“voluntary deferral”) or can be required to receive (“mandatory deferral”), on a deferred basis, all or a portion of their annual cash bonus in the form of JHG shares and/or an interest in an investment fund managed by us (“Fund Interest”). The deferral period can be between one and five years and participants are entitled to receive their shares or Fund Interest, at the end of a specified restricted period subject to remaining employed by JHG during that time.

Janus Henderson Group Long-Term Incentive Plan:

Long-Term Incentive Plan awards provide selected employees restricted shares or nil cost options that have employment and performance conditions. Employees who have been awarded such options have five and four years to exercise their options following the three- and four-year vesting period. In addition, there is a two- and one-year holding period from the date of vesting. We do not currently issue awards from this plan.

Henderson Group Plc Restricted Share Plan:

The Restricted Share Plan (“RSP”) is a discretionary share plan under which participants receive an award of shares that is released at the end of a restricted period. The RSP is often used by us as a mechanism to compensate new hires for the forfeiture of awards from their previous employer and to provide an incentive to existing staff that may be subject to the achievement of material performance

Janus Henderson Group plc Second Amended and Restated 2010 Long-Term Incentive Stock Plan:

The Second Amended and Restated 2010 Long-Term Incentive Stock Plan (“2010 LTI Plan”) is our deferral mechanism in which employees, directors, and consultants performing services for us or our subsidiaries may be issued JHG common stock subject to restrictions on transfer and vesting requirements. The recipient has the same rights as a JHG shareholder and the shares are subject to a minimum vesting period of at least 12 months. Under the 2010 LTI Plan, we may award restricted stock, RSUs, PSUs, stock options, and stock appreciation rights.

Janus Henderson Group plc 2012 Employment Inducement Award Plan:

The 2012 Employment Inducement Award Plan (“2012 EIA Plan”) is intended to assist us in attracting new employees, and to allow new employees of JHG and its subsidiaries to acquire equity ownership in JHG. In accordance with the NYSE rules, the 2012 EIA Plan only permits awards to newly hired employees of JHG. Awards made under this plan require the issuance of a press release and NYSE notification of the additional shares being issued. The 2012 EIA Plan is not frequently used for long-term incentive awards. Under the 2012 EIA Plan, we may award restricted stock, RSUs, PSUs, stock options, and stock appreciation rights under substantially the same terms as the 2010 LTI Plan, except there is no minimum vesting period.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our related party transaction approval policy provides that related party transactions must be pre-approved by the Audit Committee. Related party transactions include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which JHG was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Our related party transaction approval policy is part of our Corporate Code of Business Conduct available on our website at http://www.janushenderson.com/group under “About Janus Henderson” link, “Governance Policies and Statements.”

Related Party Transactions

Certain of our directors and executive officers, as well as their immediate family members, from time to time may invest their personal funds in JHG funds on substantially the same terms and conditions as other similarly situated investors in these funds who are not our directors, officers or employees.

Other than as disclosed below, none of our directors or senior management has or has had (i) any material interest in any transaction with us or any of our subsidiaries or (ii) any interest in any transaction which is or was unusual in its nature or conditions or is or was significant to our business and which was effected by us or any of our subsidiaries in the preceding three financial years. There are no outstanding loans or guarantees provided by us or any of our subsidiaries for the benefit of our directors or senior management.

Amended and Restated Investment and Strategic Cooperation Agreement

On October 3, 2016, Henderson, JCG and Dai-ichi entered into an Amended and Restated Investment and Strategic Cooperation Agreement (the “Amended Investment and Cooperation Agreement”). Following the effective time of the Merger, we succeeded to the rights and obligations of JCG under the Amended Investment and Cooperation Agreement.

Ownership Limit

Dai-ichi has agreed not to acquire more than 20% of our issued and outstanding shares (“the ownership limit”), and to reduce its percentage ownership to the ownership limit should its percentage ownership exceed the ownership limit at any time.

Invested Assets; Distribution

Under the terms of the Amended Investment and Cooperation Agreement, subject to certain conditions, Dai-ichi has agreed to maintain investments in investment products of JHG and our affiliates of not less than $2.5 billion. A certain proportion of Dai-ichi’s investments will continue to be held in seed capital investments. In addition, we and Dai-ichi have agreed to cooperate in good faith and use commercially reasonable efforts to sell investment products through each other’s distribution channels.

Board Designation Right

Dai-ichi has the right to designate a representative for appointment to our Board of Directors until such right is terminated in accordance with the terms of the Amended Investment and Cooperation Agreement. Dai-ichi’s right to designate a representative may be terminated under certain circumstances set forth in the Amended Investment and Cooperation Agreement, and in particular is dependent on Dai-ichi maintaining a shareholding in JHG above the applicable percentage (as described below).

Standstill Restrictions

Dai-ichi is subject to certain standstill restrictions and, subject to certain exceptions, cannot, in each case without the consent of our Board of Directors, among other things, initiate tender or exchange offers for securities of JHG or our subsidiaries, seek the nomination or election of any individual as a director of JHG (other than Dai-ichi’s right to designate a representative as described above), participate in any recapitalization, restructuring, liquidation, dissolution or other similar extraordinary transaction with respect to us or our subsidiaries, acquire or obtain any economic interest in our securities (other than the acquisition of up to 20% of our issued and outstanding shares as permitted by the Amended Investment and Cooperation Agreement) or dispose of any of our shares in an unsolicited tender offer (other than under certain circumstances as permitted by the Amended Investment and Cooperation Agreement). In addition, the standstill restrictions will be suspended if Dai-ichi’s ownership falls below 3% of our issued and outstanding shares and, with certain exceptions, terminated if we experience a change of control.

Transfer Restrictions

Dai-ichi is subject to certain limitations on its ability to transfer its JHG shares. Dai-ichi may transfer its shares (i) to the general public through a JHG registration statement or pursuant to Rule 144 (if then applicable), subject to certain limitations, including that Dai-ichi may not, without JHG’s prior written consent, transfer shares to any person who would, to Dai-ichi’s knowledge, after giving effect to the transfer, beneficially own 5% or more of JHG’s common stock; (ii) in a manner not requiring registration under the Securities Act or involving any block trade pursuant to an exercise by Dai-ichi of its registration rights, subject to certain limitations, including that Dai-ichi may not transfer shares to any person who, together with its affiliates, would, to Dai-ichi’s knowledge after reasonable inquiry, after giving effect to the transfer, beneficially own 5% or more of JHG’s common stock; and (iii) and to certain affiliated entities of Dai-ichi if, among other things, such transferee agrees to be bound by Dai-ichi’s obligations under the Amended Investment and Cooperation Agreement as in effect immediately prior to such transfer. We are generally entitled to a right of first offer or a right of first refusal, depending on the nature of the proposed transfer, with respect to any proposed transfer by Dai-ichi of its JHG shares.

Preemptive Rights

In the event that we propose to issue new JHG shares, for so long as Dai-ichi maintains its shareholding in JHG at the level in existence immediately after the effective time of the Merger (subject to dilution in certain circumstance) (the “applicable percentage”), Dai-ichi has the right to purchase up to such number of our shares that would allow Dai-ichi to maintain a percentage ownership of the issued and outstanding JHG shares that is, after giving effect to the issuance of the new securities, no less than the percentage ownership Dai-ichi had prior to such issuance. Dai-ichi is entitled to exercise its preemptive rights in respect of our issuance of new securities to provide equity compensation for employment for its directors, officers or employees only if such issuance would cause Dai-ichi’s percentage ownership to decrease to less than the applicable percentage. In each case, Dai-ichi does not have preemptive rights to the extent that an issuance of the additional JHG shares to Dai-ichi would require approval of our shareholders pursuant to Rule 312 of the New York Stock Exchange Listed Company Manual or any successor rule thereof or ASX Listing Rule 7.1 or any successor rule thereof, unless such approval has been obtained.

Registration Rights

Without limiting the restrictions on transfers described above, Dai-ichi is entitled to customary registration rights, including the right to require us to file up to two registration statements to register JHG shares owned by Dai-ichi (the “Registrable Shares”), and unlimited prospectus supplements in connection with any take down from an effective shelf registration statement. In addition, Dai-ichi has certain “piggyback” registration rights with respect to the Registrable Shares to participate in certain securities offerings by us.

Termination

The Amended Investment and Cooperation Agreement may be terminated by either us or Dai-ichi under specified circumstances, including (i) there is an insolvency event with respect to the other party, (ii) if such termination is necessary to comply with applicable law, effectively binding written or oral administrative guidance from a governmental authority or an order by a governmental authority, (iii) if there is a material uncured breach of the Amended Investment and Cooperation Agreement by the other party, (iv) if during any consecutive five business day period, Dai-ichi owns less than the applicable percentage of our issued and outstanding shares (subject to certain exceptions), or (v) if we terminate Dai-ichi’s right to designate a representative to our Board of Directors. In addition, we or Dai-ichi may terminate the Amended Investment and Cooperation Agreement following May 30, 2020 (the third anniversary of the date of the Merger), upon 90 days written notice to the other party (which notice may not be given prior to the third anniversary of the date of the Merger).

The Amended Investment and Cooperation Agreement may be terminated by us if there is a change in Japanese generally accepted accounting principles or other applicable accounting principles that would significantly increase the burden to us in complying with our obligations to furnish certain financial and operating information to Dai-ichi, or if we or any of our affiliates becomes subject to direct regulation by, or sanctions from, any Japanese governmental authority that we would not be subject to in the absence of the strategic alliance.

The Amended Investment and Cooperation Agreement may also be terminated by Dai-ichi if we inform Dai-ichi that we are unable to comply with our obligations to furnish certain financial and operating information or there is a change in applicable law in Japan that requires Dai-ichi to receive information that it is not already receiving from us, such inability to comply or change in applicable law would, or would reasonably be expected to, result in Dai-ichi being in violation of applicable law, and the parties following good faith discussions are unable to agree on appropriate changes to our obligations to furnish certain information that would avoid Dai-ichi being in violation of applicable law. Dai-ichi may also terminate the Amended Investment and Cooperation Agreement if (i) its percentage ownership has been diluted to less than the applicable percentage of our issued and outstanding shares due to our issuance of new securities and Dai-ichi was unable to prevent such dilution by exercising its preemptive rights, or by using commercially reasonable efforts to purchase shares on the open market or (ii) Dai-ichi or any of its affiliates becomes subject to direct regulation by, or sanctions from, any governmental authority (other than a Japanese, Jersey, UK, Australian or U.S. governmental authority) that it would not be subject to in the absence of the strategic alliance.

Option Agreement

On October 3, 2016, Henderson and Dai-ichi entered into an option agreement (the “Option Agreement”) pursuant to which, upon closing of the Merger, JHG granted Dai-ichi: (i) 11 tranches of conditional options with each tranche allowing Dai-ichi to subscribe for or purchase 500,000 JHG shares at a strike price of 2,997.2 pence per share (the terms of such options having been adjusted in accordance with the terms of the Option Agreement to take account of the effect of the share consolidation), and (ii) nine tranches of conditional options with each tranche allowing Dai-ichi to subscribe for or purchase 500,000 JHG shares at a strike price of 2,997.2 pence per share (the terms of such options having been adjusted in accordance with the terms of the Option Agreement to take account of the effect of the share consolidation). The options were exercisable by Dai-ichi for a period measured as the two-year period ending on the 24-month anniversary of the date of the Option Agreement. Dai-ichi paid £19,778,800.00 for the options. The Option Agreement was terminated in accordance with its provisions in October 2018.

As of December 31, 2019, Dai-ichi beneficially owned, in the aggregate, 30,668,922 shares of JHG common stock, which represented approximately 16.4% of our issued and outstanding shares on such date.

For a discussion of related party transactions as defined in U.S. GAAP, see Item 8, Financial Statements and Supplementary Data, Note 20 — Related Party Transactions.

Board of Directors Independence Determination

The Board of Directors has established criteria for determining if a director is independent from management. These criteria follow the director independence criteria contained in the NYSE Listing Standards and are identified in our Corporate Governance Guidelines (“Governance Guidelines”) available on our website at http://www.janushenderson.com/group under the “About Janus Henderson” link, “Governance Policies and Statements.” In determining the independence of the directors, the Board reviewed and considered all relationships between each director (and any member of his or her immediate family) and us. Based on that review and our independence criteria, the Board affirmatively determined that all directors are independent except for Mr. Weil, our CEO. In addition, all members of the Audit, Compensation, Nominating and Corporate Governance, and Risk Committees are independent.

Item 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by JHG for PricewaterhouseCoopers

The following table shows the fees paid or accrued by the Group and its consolidated funds for audit and other services provided by PricewaterhouseCoopers for fiscal years ending December 31, 2019 and 2018, respectively:

	2019 ($)	2018 ($)
Audit fees (1)	3,023,000	3,028,000
Audit-related fees (2)	916,957	922,100
Tax fees (3)	13,867	13,500
All other fees (4)	595,155	514,371
Total	4,548,979	4,477,971
(1)	Audit services consisted of the audit of JHG’s consolidated financial statements included in its Annual Report on Form 10-K, reviews of the condensed consolidated financial statements included in its quarterly reports on Form 10-Q, attestation work required by Section 404 of the Sarbanes-Oxley Act of 2002 and other audit services that are normally provided in connection with statutory or regulatory filings.
(2)	Audit-related fees consisted of financial accounting and SEC reporting consultations, issuance of consent letters, audit of JHG’s benefit plans and other audit services not required by statute or regulation.
(3)	Tax compliance fees consisted of tax return filings for certain foreign jurisdictions, assistance with tax audits and miscellaneous state and federal income tax-related issues.
(4)	All other fees in 2018 and 2019 represent other non-audit-related fees.

The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of PricewaterhouseCoopers.

Audit Committee Approval Policies and Procedures

All services performed by PricewaterhouseCoopers were approved in accordance with the approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that our independent auditor may perform. The policy requires that a description of the services expected to be performed by our independent auditor in each of the Disclosure Categories be presented to the Audit Committee for approval and cannot commence until such approval has been granted. Normally, approval is provided at regularly scheduled meetings. However, as previously mentioned the authority to grant specific preapproval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific approval.

In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally approves a narrow range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting JHG to receive immediate assistance from the independent auditor when time is of the essence.

At each meeting, the Audit Committee reviews the status of services and fees incurred year-to-date against the original approved services and the forecast of remaining services and fees for the fiscal year.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 26, 2020, appear in Part II, Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

No financial statement schedules are required.

(3) List of Exhibits

Filed with this Report:

(b)	Exhibits

Exhibit No.	Document

4.3	Description of Securities
10.24	Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.24.1	Form of US Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.24.2	Form of UK Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.24.3	Form of Performance Share Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.24.4	Form of US Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.24.5	Form of UK Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.24.6	Form of Matching Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan*
10.25	Janus Henderson Group Global Remuneration Policy Statement
21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K
23.1 23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Power of Attorney (included as a part of the Signature pages to this report)

31.1	Certification of Richard Weil, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant
32.1	Certification of Richard Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE 104	XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document) * Compensatory plan or agreement.
Incorporated by reference: Incorporated

Exhibit No.Exhibit Description

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Agreement and Plan of Merger, dated October 3, 2016, by and among Janus Capital Group Inc., Henderson Group plc and Horizon Orbit Corp, is hereby incorporated by reference from Exhibit 2.1 to JCG’s Current Report on Form 8-K, dated October 3, 2016 (File No. 001-15253)

(3) Articles of Incorporation and Bylaws
3.1.1	Memorandum of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017
3.1.2	Articles of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.2 to JHG’s Current Report on Form 8-K, dated May 30, 2017

(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Indenture dated as of November 6, 2001 (the “Base Indenture”), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.1 to JCG’s Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)

4.1.2

Officer's Certificate pursuant to the Base Indenture establishing the terms of the 2025 Senior Notes is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated July 28, 2015 (File No. 001-15253)

4.1.3

Fifth Supplemental Indenture to the Base Indenture, dated as of May 30, 2017, among Janus Capital Group Inc., Henderson Group plc and The Bank of New York Mellon Trust Company N.A., is hereby incorporated by reference from Exhibit 4.5 to JHG’s Current Report on Form 8-K, dated May 30, 2017

4.2	Form of Global Notes for the 2025 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)
(10) Material Contracts
10.1

Facility Agreement, dated 16 February 2017, for US$200,000,000 Revolving Credit Facility for Henderson Group plc arranged by Bank of America Merrill Lynch International Limited as Coordinator, Bookrunner and Mandated Lead Arranger with Bank of America Merrill Lynch International Limited as Facility Agent, is hereby incorporated by reference from Exhibit 1.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017

10.2	Form of Instrument of Indemnity, is hereby incorporated by reference from Exhibit 10.16 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)
10.3

Second Amended and Restated 2010 Long-Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.12 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.3.1

Form of Performance Share Unit Award, effective for awards granted in 2018 to the company’s co-Chief Executive Officers Richard Weil and Andrew Formica, is incorporated by reference from Exhibit 10.20.9 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2018*

10.3.2

Long Term Incentive Award Acceptance Form with Appendix A (Terms of Restricted Stock Unit Award), Appendix B (Additional Terms of Restricted Stock Unit Award) and Appendix C (Forfeiture and Clawback) effective August 11, 2017 is hereby incorporated by reference from Exhibit 10.32 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.4

Second Amended and Restated 2005 Long Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.11 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.5

Second Amended and Restated 2012 Employment Inducement Award Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.9 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.6

Third Amended and Restated Employee Stock Purchase Plan, effective April 1, 2019, is hereby incorporated by reference from Exhibit 10.19.9 to JHG’s Form 10-Q, filed on May 2, 2019 (File No. 333-218365)*

10.7

Janus Henderson Group plc Fourth Amended and Restated Mutual Fund Share Investment Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.7 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.8

Janus Henderson Group plc Amended and Restated 2013 Management Incentive Compensation Plan, effective January 1, 2013, is hereby incorporated by reference from Exhibit 10.8 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.9

Janus Henderson Group plc Second Amended and Restated Income Deferral Program, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.9 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.10

Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.10 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.11	Henderson Group plc Long Term Incentive Plan (LTIP), is hereby incorporated by reference from Exhibit 10.7 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.12	Henderson Group Sharesave Scheme, is hereby incorporated by reference from Exhibit 10.8 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.13	The Henderson Executive Shared Ownership Plan (ExSOP), is hereby incorporated by reference from Exhibit 10.9 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.14

Rules of the Henderson Group plc Deferred Equity Plan (DEP), is hereby incorporated by reference from Exhibit 10.10 to Registrant’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.15

Trust Deed of the Henderson Buy-As-You-Earn Plan (BAYE), is hereby incorporated by reference from Exhibit 10.11 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.16	The Henderson Group plc Company Share Option Plan, is hereby incorporated by reference from Exhibit 10.12 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.17

Rules of the Henderson Group plc International Buy As You Earn Plan (International BAYE), is hereby incorporated by reference from Exhibit 10.13 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.18	Henderson Group plc Restricted Share Plan, is hereby incorporated by reference from Exhibit 10.14 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.19

Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan, as amended and restated, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.8 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)

10.19.1

Amendment No. 1 to Janus 401(k) Plan, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.9 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)

10.19.2

Amendment No. 2 to Janus 401(k) Plan, effective January 1, 2015, is hereby incorporated by reference from Exhibit 10.9.2 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15253)

10.19.3

Amendment No. 3 to Janus 401(k) Plan, effective January 1, 2016, is hereby incorporated by reference from Exhibit 10.9.3 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15253)

10.19.4

Amendment No. 4 to Janus 401(k) Plan, effective September 1, 2016, is hereby incorporated by reference from Exhibit 10.9.4 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15253)

10.19.5

Amendment No. 5 to Janus 401(k) Plan, effective September 1, 2016, is hereby incorporated by reference from Exhibit 10.9.5 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15253)

10.19.6

Amendment No. 6 to Janus 401(k) Plan, effective August 31, 2016, is hereby incorporated by reference from Exhibit 10.9.6 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15253)

10.19.7

Amendment No. 7 to Janus 401(k) Plan, effective July 1, 2017, is hereby incorporated by reference from Exhibit 10.19.7 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)

10.19.8

Amendment No. 8 to Janus 401(k) Plan, effective December 28, 2017, is hereby incorporated by reference from Exhibit 10.19.8 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)

10.20

Service agreement between Janus Henderson Group and Richard Weil, effective from August 1, 2018, is hereby incorporated by reference from Exhibit 10.33 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-38103)*

10.21

Summary of Janus Henderson Group plc Non-Executive Director Compensation Program effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.24 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.22

Amended and Restated Investment and Strategic Cooperation Agreement, dated October 3, 2016, by and among Henderson Group plc, Janus Capital Group Inc. and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)

10.23

Service Agreement between Henderson Group plc and Roger Thompson, effective from June 26, 2013, is hereby incorporated by reference from Exhibit 10.5 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)*

* Compensatory plan or agreement.

ITEM 16.              FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ RICHARD WEIL
Richard Weil
Chief Executive Officer

February 26, 2020

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Richard Weil and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2019, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2020.

Signature/Name	Title

/s/ RICHARD GILLINGWATER	Chairman of the Board
Richard Gillingwater

/s/ GLENN SCHAFER	Deputy Chairman of the Board
Glenn Schafer

/s/ RICHARD WEIL	Director and Chief Executive Officer
Richard Weil	(Principal Executive Officer)

/s/ ROGER THOMPSON	Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BRENNAN HUGHES	Chief Accounting Officer and Treasurer
Brennan Hughes	(Principal Accounting Officer)

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ JEFFREY DIERMEIER	Director
Jeffrey Diermeier

/s/ KEVIN DOLAN	Director
Kevin Dolan

Signature/Name	Title
/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

/s/ LAWRENCE KOCHARD	Director
Lawrence Kochard

/s/ ANGELA SEYMOUR-JACKSON	Director
Angela Seymour-Jackson

/s/ TATSUSABURO YAMAMOTO	Director
Tatsusaburo Yamamoto