Form 10-Q
period 2020-03-31
JANUS HENDERSON GROUP PLC
filed 2020-04-30
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, there were 184,914,488 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$732.5	$733.9
Investment securities	250.6	253.5
Fees and other receivables	291.3	334.8
OEIC and unit trust receivables	206.2	131.7
Assets of consolidated VIEs:
Cash and cash equivalents	69.7	62.6
Investment securities	548.8	924.8
Other current assets	35.0	23.5
Other current assets	110.4	116.0
Total current assets	2,244.5	2,580.8
Non-current assets:
Property, equipment and software, net	84.0	84.7
Intangible assets, net	2,651.7	3,088.6
Goodwill	1,307.1	1,504.3
Retirement benefit asset, net	200.3	214.0
Other non-current assets	156.3	149.3
Total assets	$6,643.9	$7,621.7

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$221.6	$246.0
Current portion of accrued compensation, benefits and staff costs	172.3	335.7
OEIC and unit trust payables	213.7	130.9
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	83.1	57.1
Total current liabilities	690.7	769.7

Non-current liabilities:
Accrued compensation, benefits and staff costs	30.9	59.4
Long-term debt	315.5	316.2
Deferred tax liabilities, net	602.7	729.1
Retirement benefit obligations, net	4.1	4.4
Other non-current liabilities	142.6	158.8
Total liabilities	1,786.5	2,037.6

Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	464.0	677.9

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 184,914,488 and 186,975,693 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively)	277.4	280.5
Additional paid-in-capital	3,803.7	3,828.5
Treasury shares (3,534,497 and 3,545,812 shares held, respectively)	(137.9)	(139.5)
Accumulated other comprehensive loss, net of tax	(511.0)	(367.1)
Retained earnings	942.8	1,284.1
Total shareholders’ equity	4,375.0	4,886.5
Nonredeemable noncontrolling interests	18.4	19.7
Total equity	4,393.4	4,906.2
Total liabilities, redeemable noncontrolling interests and equity	$6,643.9	$7,621.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2020	2019
Revenue:
Management fees	$439.6	$441.9
Performance fees	14.6	(5.6)
Shareowner servicing fees	50.3	35.9
Other revenue	50.4	47.1
Total revenue	554.9	519.3
Operating expenses:
Employee compensation and benefits	155.6	145.0
Long-term incentive plans	33.6	48.4
Distribution expenses	112.2	101.9
Investment administration	11.7	11.8
Marketing	6.7	7.5
General, administrative and occupancy	65.2	65.2
Impairment of goodwill and intangible assets	487.3	—
Depreciation and amortization	15.0	15.0
Total operating expenses	887.3	394.8
Operating income (loss)	(332.4)	124.5
Interest expense	(3.3)	(4.1)
Investment gains (losses), net	(50.5)	13.3
Other non-operating income (expenses), net	32.2	(3.9)
Income (loss) before taxes	(354.0)	129.8
Income tax benefit (provision)	68.8	(29.9)
Net income (loss)	(285.2)	99.9
Net loss (income) attributable to noncontrolling interests	38.2	(5.8)
Net income (loss) attributable to JHG	$(247.0)	$94.1

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$(1.35)	$0.48
Diluted	$(1.35)	$0.48
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(149.1)	$36.8
Actuarial gains	0.1	—
Other comprehensive income (loss), net of tax	(149.0)	36.8
Other comprehensive loss (income) attributable to noncontrolling interests	5.1	(0.1)
Other comprehensive income (loss) attributable to JHG	$(143.9)	$36.7
Total comprehensive income (loss)	$(434.2)	$136.7
Total comprehensive loss (income) attributable to noncontrolling interests	43.3	(5.9)
Total comprehensive income (loss) attributable to JHG	$(390.9)	$130.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2020	2019
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income (loss)	$(285.2)	$99.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15.0	15.0
Impairment of goodwill and intangible assets	487.3	—
Deferred income taxes	(110.8)	0.4
Stock-based compensation plan expense	16.6	20.1
Impairment of right-of-use operating asset	—	4.7
Gain on sale of Geneva	(17.4)	—
Investment (gains) losses, net	50.5	(13.3)
Contributions to pension plans in excess of costs recognized	(0.1)	(1.8)
Contingent consideration adjustment	(7.1)	—
Other, net	(13.2)	(3.2)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	8.3	11.1
Other assets	57.4	1.8
Other accruals and liabilities	(163.4)	(169.4)
Net operating activities	37.9	(34.7)
Investing activities:
Proceeds from (purchase of):
Investment securities, net	98.3	19.3
Property, equipment and software	(8.2)	(7.5)
Investment securities by consolidated seeded investment products, net	(105.3)	46.1
Cash received (paid) on settled hedges, net	17.9	(7.4)
Dividends received from equity-method investments	0.5	0.5
Proceeds from sale of Volantis	—	0.3
Proceeds from sale of Geneva	38.6	—
Net investing activities	41.8	51.3
Financing activities:
Purchase of common stock for stock-based compensation plans	(39.8)	(37.1)
Purchase of common stock for share buyback program	(31.2)	(30.9)
Dividends paid to shareholders	(66.2)	(69.7)
Payment of contingent consideration	(13.8)	(14.1)
Distributions to noncontrolling interests	(0.1)	(0.1)
Third-party sales (redemptions) in consolidated seeded investment products, net	105.3	(46.1)
Principal payments under capital lease obligations	(0.2)	(0.3)
Net financing activities	(46.0)	(198.3)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(28.0)	5.0
Net change	5.7	(176.7)
At beginning of period	796.5	916.6
At end of period	$802.2	$739.9
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$4.9	$12.6
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$732.5	$717.1
Cash and cash equivalents held in consolidated VIEs	69.7	22.8
Total cash and cash equivalents	$802.2	$739.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2020	187.0	$280.5	$3,828.5	$(139.5)	$(367.1)	$1,284.1	$19.7	$4,906.2
Net loss	—	—	—	—	—	(247.0)	(1.2)	(248.2)
Other comprehensive income	—	—	—	—	(143.9)	—	—	(143.9)
Dividends paid to shareholders	—	—	—	—	—	(66.2)	—	(66.2)
Share buyback program	(2.1)	(3.1)	—	—	—	(28.1)	—	(31.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of common stock for stock-based compensation plans	—	—	(37.0)	(2.8)	—	—	—	(39.8)
Vesting of stock-based compensation plans	—	—	(4.4)	4.4	—	—	—	—
Stock-based compensation plan expense	—	—	16.6	—	—	—	—	16.6
Balance at March 31, 2020	184.9	$277.4	$3,803.7	$(137.9)	$(511.0)	$942.8	$18.4	$4,393.4

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2019	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8
Net income	—	—	—	—	—	94.1	1.2	95.3
Other comprehensive loss	—	—	—	—	36.7	—	—	36.7
Dividends paid to shareholders	—	—	—	—	—	(69.7)	—	(69.7)
Share buyback program	(1.2)	(1.9)	—	—	—	(29.0)	—	(30.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of common stock for stock-based compensation plans	—	—	(31.4)	(5.7)	—	—	—	(37.1)
Vesting of stock-based compensation plans	—	—	(11.1)	11.1	—	—	—	—
Stock-based compensation plan expense	—	—	20.1	—	—	—	—	20.1
Balance at March 31, 2019	195.2	$292.7	$3,802.1	$(165.4)	$(386.8)	$1,309.9	$22.6	$4,875.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Group,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Recent Accounting Pronouncements Adopted

Implementation Costs — Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. We adopted the ASU effective January 1, 2020, using the prospective approach. There were no capitalized implementation costs incurred during the period ended March 31, 2020. We generally expect increased capitalized costs as our previous policy dictated that implementation costs incurred in a hosting arrangement be expensed as incurred.

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

Note 2 — Dispositions

On December 3, 2019, Henderson Global Investors (North America), Inc. (“HGINA”), a subsidiary, of the Group, entered into an agreement to sell its 100% ownership interest in Geneva Capital Management LLC (“Geneva”) to GCM Purchaser, LLC. The sale closed on March 17, 2020.

Consideration included aggregate cash consideration of $38.6 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $17.4 million in other non-operating income (expenses), net on the Condensed Consolidated Statements of Comprehensive Income during the three months ended March 31, 2020.

The gain on the sale of Geneva was calculated as follows (in millions):

Consideration received:
Cash	$38.6
Minimum earnout	20.5
Less carrying amount of assets and liabilities:
Intangible assets	17.9
Other assets	0.3
Less: Goodwill allocation	23.5
Net gain on sale, before taxes	$17.4

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of March 31, 2020, and December 31, 2019, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. The assets of these VIEs are not available to us or our creditors. We may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

At March 31, 2020, and December 31, 2019, the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $8.1 million and $9.9 million, respectively. Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	March 31,	December 31,
	2020	2019
Investment securities	$52.7	$29.9
Cash and cash equivalents	5.7	1.5
Other current assets	14.4	0.2
Accounts payable and accrued liabilities	(8.6)	(0.7)
Total	64.2	30.9
Redeemable noncontrolling interests in consolidated VREs	(43.2)	(6.3)
JHG's net interest in consolidated VREs	$21.0	$24.6

Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

At March 31, 2020, and December 31, 2019, the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was $30.1 million and $21.5 million, respectively. Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 4 — Investment Securities

Our investment securities as of March 31, 2020, and December 31, 2019, are summarized as follows (in millions):

	March 31,	December 31,
	2020	2019
Seeded investment products:
Consolidated VIEs	$548.8	$924.8
Consolidated VREs	52.7	29.9
Unconsolidated VIEs and VREs	38.2	31.4
Separate accounts	54.8	60.8
Pooled investment funds	0.1	0.1
Total seeded investment products	694.6	1,047.0
Investments related to deferred compensation plans	99.5	125.9
Other investments	5.3	5.4
Total investment securities	$799.4	$1,178.3

Trading Securities

Net unrealized gains (losses) on investment securities held as of the three months ended March 31, 2020 and 2019, are summarized as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Unrealized gains (losses) on investment securities held at period end	$(39.5)	$11.1

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

We were party to the following derivative instruments as of March 31, 2020, and December 31, 2019 (in millions):

	Notional value
	March 31, 2020	December 31, 2019
Futures	$117.4	$222.9
Credit default swaps	150.2	143.0
Total return swaps	45.4	46.3
Foreign currency forward contracts	224.8	327.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income (loss), net of tax on our Condensed Consolidated Statements of Comprehensive Income.

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2020, derivative assets and liabilities were $13.3 million and $0.2 million, respectively.

We recognized the following foreign currency translation losses on hedged seed investments denominated in currencies other than our functional currency and gains associated with foreign currency forward contracts under net investment hedge accounting for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended
	March 31,
	2020	2019
Foreign currency translation	$3.0	$0.3
Foreign currency forward contracts	(3.0)	(0.3)
Total	$—	$—

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also occasionally engage in short sales of securities. As of March 31, 2020, the fair value of securities sold but not yet purchased was $9.6 million. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income.

Derivative Instruments in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of March 31, 2020, and December 31, 2019 (in millions):

	Notional Value
	March 31, 2020	December 31, 2019
Futures	$137.6	$88.3
Contracts for differences	12.8	15.5
Credit default swaps	20.1	0.1
Total return swaps	0.1	0.1
Interest rate swaps	18.7	19.4
Options	—	1.0
Foreign currency forward contracts	441.2	167.5

As of March 31, 2020, certain consolidated seeded investment products sold credit protection through the use of credit default swap contracts. The contracts provide alternative credit risk exposure to individual companies and countries outside of traditional bond markets. The terms of the credit default swap contracts range from one to five years.

As sellers in credit default swap contracts, the consolidated seeded investment products would be required to pay the notional value of a referenced debt obligation to the counterparty in the event of a default on the debt obligation by the issuer. The notional value represents the estimated maximum potential undiscounted amount of future payments required upon the occurrence of a credit default event. As of March 31, 2020, and December 31, 2019, the notional values of the agreements totaled $1.7 million and $2.2 million, respectively. The credit default swap contracts include recourse provisions that allow for recovery of a certain percentage of amounts paid upon the occurrence of a credit default event. As of March 31, 2020, and December 31, 2019, the fair value of the credit default swap contracts selling protection was nil.

Investment Gains (Losses), Net

Investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended
	March 31,
	2020	2019
Seeded investment products and derivatives, net	$(43.5)	$8.2
Other	(7.0)	5.1
Investment gains (losses), net	$(50.5)	$13.3

Cash Flows

Cash flows related to investment securities for the three months ended March 31, 2020 and 2019, are summarized as follows (in millions):

	Three months ended March 31,
	2020		2019
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$2.9	$(108.2)	$(176.7)	$222.8
Investment securities	(15.1)	113.4	(42.8)	62.1

Note 5 — Fair Value Measurements

The following table presents assets and liabilities presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2020 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$384.7	$—	$—	$384.7
Investment securities:
Consolidated VIEs	191.6	349.6	7.6	548.8
Other investment securities	194.5	56.1	—	250.6
Total investment securities	386.1	405.7	7.6	799.4
Seed hedge derivatives	—	13.3	—	13.3
Volantis contingent consideration	—	—	2.7	2.7
Geneva contingent consideration	—	—	20.5	20.5
Total assets	$770.8	$419.0	$30.8	$1,220.6
Liabilities:
Derivatives in consolidated seeded investment products	$—	$17.7	$—	$17.7
Securities sold, not yet purchased	9.6	—	—	9.6
Seed hedge derivatives	—	0.2	—	0.2
Long-term debt(1)	—	305.9	—	305.9
Deferred bonuses	—	—	74.3	74.3
Total liabilities	$9.6	$323.8	$74.3	$407.7

(1)	Carried at amortized cost and disclosed at fair value.

The following table presents assets and liabilities presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2019 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$198.4	$—	$—	$198.4
Investment securities:
Consolidated VIEs	573.9	341.0	9.9	924.8
Other investment securities	197.0	56.5	—	253.5
Total investment securities	770.9	397.5	9.9	1,178.3
Seed hedge derivatives	—	0.7	—	0.7
Derivatives in consolidated seeded investment products	—	—	—	—
Contingent consideration	—	—	2.9	2.9
Total assets	$969.3	$398.2	$12.8	$1,380.3
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.9	$—	$0.9
Securities sold, not yet purchased	26.5	—	—	26.5
Seed hedge derivatives	—	8.7	—	8.7
Long-term debt(1)	—	330.0	—	330.0
Deferred bonuses	—	—	76.6	76.6
Contingent consideration	—	—	21.2	21.2
Total liabilities	$26.5	$339.6	$97.8	$463.9

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 3 Fair Value Measurements

Investment Securities

As of March 31, 2020, and December 31, 2019, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of our material Level 3 assets included within consolidated VIEs as of March 31, 2020, and December 31, 2019, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of March 31, 2020	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$7.4	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	4.73
			Price-earnings ratio	8.86

			Significant
	Fair	Valuation	unobservable
As of December 31, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$9.9	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	5.92
			Price-earnings ratio	11.09

Sale of Geneva

In the fourth quarter 2019, we entered into an agreement to sell our Milwaukee-based U.S. equities subsidiary, Geneva. The sale closed on March 17, 2020, and the previous contingent consideration liability from the purchase of Geneva was waived as part of the sale agreement. As of March 31, 2020, the value of the contingent consideration liability was nil. Consideration included aggregate cash consideration of $38.6 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. For further information regarding the contingent consideration asset see Note 2 — Dispositions.

Acquisition of Kapstream

The purchase of Kapstream Capital Pty Limited (“Kapstream”) was a step acquisition and the purchase of the second step (49%) had contingent consideration of up to $43.0 million. Payment of the contingent consideration was subject to all Kapstream products and certain products advised by us, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration was payable in three equal installments on the anniversary dates and was indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. If Kapstream achieved the defined revenue targets, the holders would receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration was indexed, subject to tax withholding. On January 31, 2018, 2019 and 2020, the first, second and third anniversary of the acquisition, Kapstream reached defined revenue targets, and we paid $15.3 million in February 2018, $14.1 million in February 2019 and $13.8 million in February 2020. The February 2020 payment represented the final payment and there was no liability as of March 31, 2020.

Disposal of Volantis

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis for a period of three years.

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

As of March 31, 2020, and December 31, 2019, the fair value of the Volantis contingent consideration was $2.7 million and $2.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three months ended March 31, 2020 and 2019, were as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Beginning of period fair value	$12.8	$23.1
Geneva contingent consideration	20.5	—
Settlements	—	(0.3)
Movement recognized in net income	(2.2)	(3.1)
Movements recognized in other comprehensive income	(0.3)	0.1
End of period fair value	$30.8	$19.8

Changes in fair value of our individual Level 3 liabilities for the three months ended March 31, 2020 and 2019, were as follows (in millions):

	Three months ended March 31,
	2020		2019

	Contingent	Deferred	Contingent	Deferred
	consideration	bonuses	consideration	bonuses
Beginning of period fair value	$21.2	$76.6	$61.3	$68.5
Fair value adjustments	(7.1)	(4.9)	—	2.6
Vesting of deferred bonuses	—	(2.3)	—	(3.4)
Amortization of deferred bonuses	—	9.8	—	13.9
Unrealized gains (losses)	0.3	—	2.4	—
Distributions	(13.8)	—	(14.1)	—
Foreign currency translation	(0.6)	(4.9)	0.2	1.5
End of period fair value	$—	$74.3	$49.8	$83.1

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

Note 6 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the three months ended March 31, 2020 and 2019 (in millions):

	December 31,				Foreign currency	March 31,
	2019	Amortization	Disposal	Impairment	translation	2020
Indefinite-lived intangible assets:
Investment management agreements	$2,490.3	$—	$—	$(263.5)	$(45.2)	$2,181.6
Trademarks	380.8	—	—	(7.7)	(0.5)	372.6
Definite-lived intangible assets:
Client relationships	364.7	—	(79.3)	(92.6)	(6.8)	186.0
Accumulated amortization	(147.2)	(6.4)	61.4	—	3.7	(88.5)
Net intangible assets	$3,088.6	$(6.4)	$(17.9)	$(363.8)	$(48.8)	$2,651.7
Goodwill	$1,504.3	$—	$(23.5)	$(123.5)	$(50.2)	$1,307.1

	December 31,				Foreign currency	March 31,
	2018	Amortization	Disposal	Impairment	translation	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$—	$—	$9.2	$2,504.7
Trademarks	380.8	—	—	—	—	380.8
Definite-lived intangible assets:
Client relationships	363.3	—	—	—	1.2	364.5
Accumulated amortization	(116.3)	(7.4)	—	—	(0.9)	(124.6)
Net intangible assets	$3,123.3	$(7.4)	$—	$—	$9.5	$3,125.4
Goodwill	$1,478.0	$—	$—	$—	$15.6	$1,493.6

Sale of Geneva

On December 3, 2019, HGINA, a subsidiary of JHG, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020. The transaction included $17.9 million of net intangible assets and goodwill of $23.5 million, as disclosed in the disposal column above. Refer to Note 2 — Disposals for additional information on the sale of Geneva.

Goodwill and intangible asset impairments

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The impact of COVID-19 on the global economy and businesses is extreme and evolving rapidly, and its future effects are uncertain. Our financial results are directly impacted by the volatility and decline in the global financial markets. In March 2020, the global financial markets declined substantially and our AUM was significantly impacted. We therefore determined that the sudden and severe decline in our AUM was a triggering event for performing an interim impairment assessment of our goodwill and intangible assets.

A discounted cash flow (“DCF”) model was used to determine the estimated fair value of certain investment management agreements and client relationships while a relief from royalty method was used for trademarks. Some of the inputs used in the DCF and relief from royalty models required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns. Management’s judgment used in the assessments is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying value of certain investment management agreements, trademarks and client relationships exceeded their estimated fair value and we recognized impairments of $263.5 million, $7.7 million and $92.6 million, respectively.

A DCF model was also used to estimate the fair value of our sole reporting unit. Goodwill was assessed for impairment by comparing the estimated fair value of our reporting unit to its carrying value. The carrying value of our reporting unit was reduced by the intangible asset impairment charges prior to assessing goodwill for impairment. The assessment of goodwill also required significant management judgment as discussed in the preceding paragraph. The goodwill impairment assessment indicated the carrying value of our reporting unit exceeded its estimated fair value by $123.5 million.

The results of the interim assessment are included in the table above. The impairment charges were recorded in goodwill and intangible asset impairment charges on the Condensed Consolidated Statements of Comprehensive Income. If our AUM is further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2020 (remainder of year)	$7.1
2021	9.4
2022	9.4
2023	9.2
2024	8.0
Thereafter	54.4
Total	$97.5

Note 7 — Debt

Our debt as of March 31, 2020, and December 31, 2019, consisted of the following (in millions):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$315.5	$305.9	$316.2	$330.0

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at March 31, 2020, of $15.5 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. We fully and unconditionally guarantee the obligations of Janus Capital Group Inc. (“JCG”) in relation to the 2025 Senior Notes.

Credit Facility

At March 31, 2020, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the London Interbank Offered Rate

(“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2020, we were in compliance with all covenants contained in, and there were no borrowings under the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 8 — Income Taxes

Our effective tax rates for the three months ended March 31, 2020 and 2019, were as follows:

	Three months ended
	March 31,
	2020	2019
Effective tax rate	19.4%	23.0%

The effective tax rate for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was impacted by a significant reduction in pre-tax book income, resulting in a pre-tax book loss from impairment of intangible assets and goodwill, used to compute the effective tax rate. Most of the impairment charges were temporary in nature and did not have a direct impact on the effective tax rate. The change in the effective tax rate was primarily due to an increase in provision of income taxes attributable to non-controlling interests, a tax shortfall on non-deductible equity-based compensation and non-deductible goodwill.

As of March 31, 2020, and December 31, 2019, we had $12.6 million and $14.1 million of unrecognized tax benefits held for uncertain tax positions, respectively. We estimate that the existing liability for uncertain tax positions could decrease by up to $0.5 million within the next 12 months, without giving effect to changes in foreign currency translation.

A reduction in the United Kingdom (“UK”) corporation tax rate was scheduled to decline from 19% to 17% starting April 1, 2020. In March 2020, the UK government announced the UK tax rate would remain at 19%. This UK change will be considered enacted only when the Finance Act 2020 is given Royal Assent, which is likely to occur in the second quarter of 2020 at which point UK deferred tax balances will be adjusted from 17% to 19%. This adjustment of deferred tax assets and liabilities is expected to result in a net non-cash deferred tax expense in the second quarter of 2020 ranging from $6.0 million to $9.0 million.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, was signed into legislation on March 27, 2020 and as such is considered enacted for US GAAP. The Act features significant business tax relief provisions and other measures to assist businesses, including, but not limited to, a five-year carryback of federal Net Operating Losses, retroactively correcting qualified improvement property, and a temporary increase of Section 163(j) interest limitations. We analyzed the impact of CARES Act tax relief provisions on our financial statements and determined that it did not have a significant impact on us. However, in accordance with FASB Accounting Standards Codification (“ASC”) ASC Topic 740, Income Taxes, we recognized the income tax effects of the CARES Act in our financial statements for the first quarter of 2020, the reporting period during which the CARES Act was signed into law.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2020, and December 31, 2019, consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Consolidated seeded investment products	$448.7	$662.8
Intech:
Appreciation rights	12.0	11.8
Founding member ownership interests	3.3	3.3
Total redeemable noncontrolling interests	$464.0	$677.9

Consolidated Seeded Investment Products

Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request.

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in our relative ownership, changes in the amount of third-party investment in seeded products and volatility in the market value of the underlying securities included in the portfolios of seeded products. Redemptions of investments by third parties in any particular seeded product are redeemed from the net assets of such seeded product and cannot be redeemed from the assets of our other seeded products or from our other assets.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended
	March 31,
	2020	2019
Opening balance	$662.8	$121.6
Changes in market value	(36.9)	4.5
Changes in ownership	(171.6)	(4.2)
Foreign currency translation	(5.6)	0.1
Closing balance	$448.7	$122.0

Intech

Intech ownership interests held by a founding member had an estimated fair value of $3.3 million as of March 31, 2020, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests in Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2020, and December 31, 2019, were as follows (in millions):

	March 31,	December 31,
	2020	2019
Nonredeemable noncontrolling interests in:
Seed capital investments	$5.3	$6.7
Intech	13.1	13.0
Total nonredeemable noncontrolling interests	$18.4	$19.7

Note 10 — Long-Term Incentive and Employee Compensation

We granted $125.9 million in long-term incentive awards during the three months ended March 31, 2020, which generally vest and will be recognized using a graded vesting method over a three- or four-year period.

Note 11 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

The main defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three months ended March 31, 2020 and 2019, include the following (in millions):

	Three months ended
	March 31,
	2020	2019
Service cost	$(0.2)	$(0.3)
Interest cost	(4.3)	(4.7)
Amortization of prior service cost	(0.1)	—
Expected return on plan assets	4.6	5.4
Net periodic benefit credit	$—	$0.4

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2020 and 2019, were as follows (in millions):

	Three months ended March 31,
	2020			2019
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(386.2)	$19.1	$(367.1)	$(448.2)	$24.7	$(423.5)
Other comprehensive income (loss)	(149.1)	0.1	(149.0)	36.8	—	36.8
Less: other comprehensive loss (income) attributable to noncontrolling interests	5.1	—	5.1	(0.1)	—	(0.1)
Ending balance	$(530.2)	$19.2	$(511.0)	$(411.5)	$24.7	$(386.8)

The components of other comprehensive income (loss), net of tax for the three months ended March 31, 2020 and 2019, were as follows (in millions):

	Three months ended March 31,
	2020			2019
	Pre-tax	Tax		Pre-tax	Tax
	amount	impact	Net amount	amount	impact	Net amount
Foreign currency translation adjustments	$(151.3)	$2.2	$(149.1)	$35.3	$1.5	$36.8
Retirement benefit asset, net	0.1	—	0.1	—	—	—
Total other comprehensive income (loss)	$(151.2)	$2.2	$(149.0)	$35.3	$1.5	$36.8

Note 13 — Earnings (Loss) and Dividends Per Share

Earnings (Loss) Per Share

The following is a summary of the earnings (loss) per share calculation for the three months ended March 31, 2020 and 2019 (in millions, except per share data):

	Three months ended
	March 31,
	2020	2019
Net income (loss) attributable to JHG	$(247.0)	$94.1
Allocation of earnings to participating stock-based awards	—	(2.4)
Net income (loss) attributable to JHG common shareholders	$(247.0)	$91.7

Weighted-average common shares outstanding — basic	182.4	191.8
Dilutive effect of non-participating stock-based awards	—	0.7
Weighted-average common shares outstanding — diluted	182.4	192.5

Earnings (loss) per share:
Basic and diluted (two class)	$(1.35)	$0.48

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2020	2019
Unvested nonparticipating stock awards	2.3	1.0

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends paid during the three months ended March 31, 2020:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020

On April 29, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on May 27, 2020, to shareholders of record at the close of business on May 11, 2020.

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of March 31, 2020, there were no material changes in the commitments and contingencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Eisenberg v. Credit Suisse AG and Janus Indices, Halbert v. Credit Suisse AG and Janus Indices, Qiu v. Credit Suisse AG and Janus Indices, and Y-GAR Capital v. Credit Suisse AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC, which effective January 1, 2019, was renamed Janus Henderson Indices LLC (“Janus Indices”), a subsidiary of JHG, on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes. On April 17, 2018, a second lawsuit was filed against Janus Indices and Credit Suisse in the United States District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Indices).

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

The defendants in Halbert — Credit Suisse and Janus Indices — jointly moved to dismiss the amended complaint. On August 22, 2019, the court granted in part and denied in part the defendants’ motion to dismiss the claims. The court dismissed all claims against Janus Indices — including all federal securities claims — other than a claim for negligent misrepresentation. On September 26, 2019, Janus Indices filed its answer to the complaint. As of March 31, 2020, the case remains in the discovery phase.

On February 7, 2019, a fourth lawsuit was filed against Janus Indices, Janus Distributors LLC, Janus Henderson Group plc and Credit Suisse in the United States District Court for the Eastern District of New York (“EDNY”) by certain investors in XIV (Y-GAR Capital LLC v. Credit Suisse Group AG, et al.). The allegations in Y-GAR generally asserted that the disclosures relating to XIV were false and misleading. On March 29, 2019, the plaintiff withdrew the suit from the EDNY and re-filed it in the SDNY. The Janus Henderson and Credit Suisse defendants each moved to dismiss the claims against them. On January 2, 2020, the court dismissed all claims against all defendants. On February 3, 2020, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, however, the plaintiff withdrew the appeal on April 14, 2020. Accordingly, the Y-GAR matter has been concluded.

We believe the remaining claims in these exchange-traded note lawsuits are without merit and are vigorously defending the actions. As of March 31, 2020, we cannot reasonably estimate possible losses from the remaining claims in the exchange-traded note lawsuits.

With respect to the unaudited financial statements of Janus Henderson Group plc as of and for the three-month period ended March 31, 2020, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 30, 2020, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial statements. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial statements because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of March 31, 2020, and the related condensed consolidated statements of comprehensive income (loss), of changes in equity, and of cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

April 30, 2020

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JANUS HENDERSON GROUP PLC

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q not based on historical facts are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). Such forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Janus Henderson Group plc” and “Quantitative and Qualitative Disclosures about Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

AVAILABLE INFORMATION

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto as soon as reasonably practicable after such filing has been made with the SEC. These reports may be obtained through our Investor Relations website (http://janushenderson.com/ir) and are available in print at no charge upon request by any shareholder. The contents of our website are not incorporated herein for any purpose. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Charters for the Audit Committee, Compensation Committee, Risk Committee, and Nominating and Corporate Governance Committee of our Board of Directors, our Corporate Governance Guidelines, our Code of Business Conduct, and our Officer Code of Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers (our “Senior Officer Code”) are posted on our Investor Relations website (janushenderson.com\ir) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code and our Code of Business Conduct or any waivers thereof. The information on our website is not incorporated by reference into this report.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. COVID-19 is having a significant impact on the global economy primarily through preventative measures taken by businesses and governments to restrict its spread. We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees while continuing to service our clients who rely on us to invest and manage their money. However, COVID-19 is impacting our financial statements, capital and liquidity, and business operations and each of these impacts is discussed below.

Financial Statement Impact

The economic impact of COVID-19 adversely affected our financial results during the first quarter 2020. Our revenues are primarily derived from management fees and performance fees, which are in turn dependent on the value and composition of our AUM, which has been negatively impacted by the significant decline in the global financial markets. COVID-19 has also led to volatility in foreign currency exchange rates, which directly impacts our revenue and expenses as well as the valuation of assets and liabilities denominated in foreign currencies. We have significant AUM and subsidiary balances denominated in Great British pounds (“GBP”), Australian Dollars (“AUD”) and Euros (“EUR”) and the translation of these items to U.S. dollars (“USD”) had financial statement implications during the reporting period.

Further, the decline in AUM and the economic uncertainty of COVID-19 are also affecting the value of our intangible assets and goodwill, which resulted in impairments of $363.8 million and $123.5 million, respectively, during the first quarter of 2020. If our AUM is further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods. Refer to Note 6 — Goodwill and Intangible Assets for additional information on our intangible asset and goodwill impairment assessment.

Capital and Liquidity Impact

Our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We hold surplus capital and liquidity over our requirements which provides resilience against market downturns. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs, including access to an unsecured revolving $200 million credit facility. However, given the uncertainty surrounding the current economic environment, we are tightly controlling all costs and capital expenditures. We currently do not expect to suspend quarterly dividend payments to shareholders or the share buyback program, however, the assessment of these items is ongoing.

Business Operations Impact

COVID-19 is also affecting our business operations, however, we have a robust and detailed business continuity plan in place to ensure that our operations can continue effectively during the COVID-19 pandemic, including processes to limit the spread of the virus between employees. For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to allow work-from-home arrangements, flexible work schedules, and restrict business-related travel. Our employees are following the guidelines and over 95% are working remotely from their homes. Our technology capabilities have the capacity to support employees’ remote working arrangements. While COVID-19 has created a new and challenging landscape for our business operations, our ability to adequately maintain our operations, internal controls and client relationships has not been adversely affected by these modifications.

The extent of the impact of COVID-19 on our business, financial condition and results of operations also depends on future developments, including the duration of the pandemic and the volatility of the global financial markets, all of which are highly uncertain. We continue to assess the risks associated with COVID-19 and to mitigate them where possible.

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based on a percentage of the market value of our AUM and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on our operating results. Additionally, our AUM may outperform or underperform the financial markets and therefore may fluctuate in varying degrees from that of the general market.

Performance fees are specified in certain fund and client contracts, and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. This is often subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund and client contracts allow for negative performance fees where there is underperformance against the relevant index.

FIRST QUARTER 2020 SUMMARY

First Quarter 2020 Highlights

●	Solid long-term investment performance, with 65% and 66% of our AUM outperforming relevant benchmarks on a three- and five-year basis, respectively, as of March 31, 2020.

●	AUM decreased to $294.4 billion, down (21%), from the year ended December 31, 2019, due to adverse markets, net outflows and unfavorable foreign currency translation.

●	Interim impairment assessment resulted in goodwill and intangible asset impairment charges of $487.3 million.

●	First quarter 2020 diluted earnings (loss) per share was $(1.35), or $0.60, on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	On February 3, 2020, the Board declared a $0.36 per share dividend for the first quarter 2020.

●	During the first quarter 2020, we acquired 2,061,205 shares of our common stock for $31.2 million.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the first quarter 2020 was $554.9 million, an increase of $35.6 million, or 7%, from the first quarter 2019, primarily driven by increases of $20.2 million in performance fees and $14.4 million in shareowner servicing fees.

Total operating expenses for the first quarter 2020 were $887.3 million, an increase of $492.5 million, or 125%, compared to operating expenses in the first quarter 2019, primarily driven by a $487.3 million impairment of our goodwill, and certain mutual fund investment management agreements and client relationships. Also contributing to the increase in operating expenses were increases of $10.3 million in distribution expenses and $10.6 million in employee compensation and benefits, partially offset by a decrease of $14.8 million in long-term incentive plan expenses.

Our operating loss for the first quarter 2020 was $(332.4) million, a decrease of $456.9 million, or (367%), compared to the first quarter 2019. Our operating margin was (59.9%) in the first quarter 2020 compared to 24.0% in the first quarter 2019.

Net income (loss) attributable to JHG in the first quarter 2020 was $(247.0) million, a decrease of $341.1 million, or (362%), compared to the first quarter 2019 partly due to the factors impacting revenue and operating expense discussed above. In addition, net loss (income) attributable to noncontrolling interests increased $44.0 million and other non-operating income (expenses), net improved $36.1 million due to a $17.4 million gain and a $7.1 million contingent consideration adjustment related to the sale of Geneva, as well as favorable foreign currency translation during the first quarter 2020. These increases were partially offset by a decline of $63.8 million in investment gains (losses), net from the first quarter 2019, primarily driven by fair value adjustments in relation to our seeded investment products and derivative instruments.

Our ordinary dividend in respect of the first quarter 2020 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2020:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	43%	69%	70%
Fixed Income	48%	55%	61%
Multi-Asset	86%	87%	93%
Quantitative Equities	35%	28%	9%
Alternatives	95%	97%	97%
Total Group	50%	65%	66%

Assets Under Management

Our AUM as of March 31, 2020, was $294.4 billion, a decrease of $80.4 billion, or (21%), from December 31, 2019, driven primarily by adverse market movements of $56.2 billion, net redemptions of $12.2 billion and unfavorable foreign currency translation of $7.8 billion.

Market volatility in April 2020 has led to an increase in our AUM from March 31, 2020, which will positively impact our results of operations and financial condition. Our AUM as of April 23, 2020 has increased more than 5% since March 31, 2020.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended March 31, 2020, the USD strengthened against the GBP, the AUD and the EUR, resulting in a $7.8 billion decrease to our AUM. As of March 31, 2020, approximately 32% of our AUM was non-USD denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within our AUM as we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $3.7 billion and $3.1 billion as of March 31, 2020, and December 31, 2019, respectively. VelocityShares index product assets not included within our AUM totaled $3.1 billion and $3.0 billion as of March 31, 2020, and December 31, 2019, respectively.

Our AUM and flows by capability for the three months ended March 31, 2020 and 2019, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales				March 31,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Disposals(3)	2020
By capability
Equities	$204.0	$8.8	$(15.7)	$(6.9)	$(40.3)	$(2.9)	$(4.0)	$149.9
Fixed Income	74.8	8.0	(11.4)	(3.4)	(2.1)	(4.0)	—	65.3
Quantitative Equities	45.2	0.4	(2.4)	(2.0)	(8.5)	(0.1)	—	34.6
Multi-Asset	39.8	3.5	(2.5)	1.0	(5.0)	(0.3)	(0.2)	35.3
Alternatives	11.0	0.7	(1.6)	(0.9)	(0.3)	(0.5)	—	9.3
Total	$374.8	$21.4	$(33.6)	$(12.2)	$(56.2)	$(7.8)	$(4.2)	$294.4

	Closing AUM							Closing AUM
	December 31,			Net sales				March 31,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Disposals(3)	2019
By capability
Equities	$167.6	$6.9	$(9.8)	$(2.9)	$23.7	$0.4	$—	$188.8
Fixed Income	72.4	4.9	(7.7)	(2.8)	2.2	0.7	—	72.5
Quantitative Equities	44.3	0.7	(1.7)	(1.0)	6.3	—	—	49.6
Multi-Asset	30.2	2.2	(1.5)	0.7	2.4	0.1	—	33.4
Alternatives	14.0	0.9	(2.3)	(1.4)	0.3	0.1	—	13.0
Total	$328.5	$15.6	$(23.0)	$(7.4)	$34.9	$1.3	$—	$357.3

(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.

(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3)	Disposals relate to the sale of Geneva. Refer to Note 2 — Dispositions for information regarding the sale.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of March 31, 2020 (in billions):

Closing AUM
By client type	March 31, 2020
Intermediary	$136.5
Institutional	101.8
Self-directed	56.1
Total	$294.4

Closing AUM
By client location	March 31, 2020
North America	$161.9
EMEA & LatAm	90.0
Asia-Pacific	42.5
Total	$294.4

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Other investments including over the counter derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions) will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

When a readily ascertainable market value does not exist for an investment, the fair value is calculated using a variety of methodologies, including the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors; comparable securities or relevant indices; recent financing rounds; revenue multiples; or a combination thereof. Judgment is used to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. Our Fair Value Pricing Committee is responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Meaningful impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

	Three months ended
	March 31,
	2020	2019
Revenue (in millions):
Management fees	$439.6	$441.9
Performance fees	14.6	(5.6)
Shareowner servicing fees	50.3	35.9
Other revenue	50.4	47.1
Total revenue	$554.9	$519.3

Management fees

Management fees decreased by $2.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019 primarily due to lower management fee margins of $19.3 million, which was partially offset by a quarter-over-quarter increase in average AUM of $15.2 million.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended
	March 31,
	2020	2019
Performance fees (in millions):
SICAVs	$0.2	$—
UK OEICs and unit trusts	1.3	—
Offshore absolute return	4.0	—
Segregated mandates	11.0	3.3
Mutual funds	(1.9)	(8.9)
Total performance fees	$14.6	$(5.6)

For the three months ended March 31, 2020, performance fees improved $20.2 million compared to the three months ended March 31, 2019, primarily due to performance fee increases of $7.7 million on segregated mandates due to higher performance fee crystallizations, $7.0 million in mutual fund performance in relation to the benchmarks and $4.0 million in offshore absolute return hedge funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees. For the three months ended March 31, 2020, shareowner servicing fees increased $14.4 million compared to the three months ended March 31, 2019, primarily due to an $11.3 million increase in relation to correcting the presentation of certain servicing fees and expenses. The presentation for the three months ended March 31, 2020, reflects these fees on a gross basis in shareowner servicing fees on the Condensed Consolidated Statements of Comprehensive Income, while the fees were netted in distribution expenses in the three months ended March 31, 2019. The correction is offset in distribution expenses on the Condensed Consolidated Statements of Comprehensive Income. Transfer agent servicing fees of $2.8 million also contributed to the increase during the three months ended March 31, 2020.

Other revenue

Other revenue is primarily composed of Velocity Shares ETN fees, 12b-1 distribution fees, general administration charges and other fee revenue. Other revenue increased by $3.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to increases of $2.2 million in distribution and other fee revenue and $1.4 million in 12b-1 fees.

Operating Expenses

	Three months ended
	March 31,
	2020	2019
Operating expenses (in millions):
Employee compensation and benefits	$155.6	$145.0
Long-term incentive plans	33.6	48.4
Distribution expenses	112.2	101.9
Investment administration	11.7	11.8
Marketing	6.7	7.5
General, administrative and occupancy	65.2	65.2
Impairment of goodwill and intangible assets	487.3	—
Depreciation and amortization	15.0	15.0
Total operating expenses	$887.3	$394.8

Employee compensation and benefits

Employee compensation and benefits increased by $10.6 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by increases of $9.2 million in variable compensation due to higher operating profit, $2.4 million in temporary staffing charges and project costs, and $1.6 million in annual base-pay increases during the three months ended March 31, 2020. These increases were partially offset by favorable foreign currency translation of $1.6 million.

Long-term incentive plans

Long-term incentive plans decreased by $14.8 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by $15.8 million in fair value adjustments related to mutual fund share awards during the three months ended March 31, 2020.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased $10.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to $11.3 million in relation to correcting the presentation of certain services fees and expenses as discussed above in shareowner servicing fees and $3.6 million due to an increase in average AUM. These increases were partially offset by a decrease of $6.5 million in lower management fee margins.

Marketing

Marketing expenses decreased by $0.8 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was primarily driven by lower marketing material and advertising costs during the three months ended March 31, 2020.

General, administrative and occupancy

General, administrative and occupancy expenses remained flat during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The significant items impacting these periods include a $4.7 million impairment of sub-leased office space recognized during the three months ended March 31, 2019, which is partially offset by increases of $2.4 million in legal and professional consultancy fees and $2.1 million in information technology costs during the three months ended March 31, 2020.

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges increased by $487.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to impairment of our goodwill and certain mutual fund investment management agreements and client relationships.

Non-Operating Income and Expenses

	Three months ended
	March 31,
	2020	2019
Non-operating income and expenses (in millions):
Interest expense	$(3.3)	$(4.1)
Investment gains (losses), net	(50.5)	13.3
Other non-operating income (expenses), net	32.2	(3.9)
Income tax benefit (provision)	68.8	(29.9)

Interest expense

Interest expense decreased $0.8 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease in the unwind of the discount related to Geneva contingent consideration. Additionally, the three months ended March 31, 2019, also included interest expense in relation to the Perennial Fixed Interest Partners Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) earn-out, which was fully paid during the year ended December 31, 2019.

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2020 and 2019, were as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$(43.5)	$8.2
Other	(7.0)	5.1
Investment gains (losses), net	$(50.5)	$13.3

Investment gains (losses), net moved unfavorably by $63.8 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments.

Other non-operating income (expenses), net

Other non-operating income (expenses), net improved $36.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to a $17.4 million gain and $7.1 million contingent consideration adjustment in relation to the sale of Geneva during the three months ended March 31, 2020. Favorable foreign currency translation of $12.1 million also contributed to the increase.

Income tax benefit (provision)

Our effective tax rates for the three months ended March 31, 2020 and 2019, were as follows:

	Three months ended
	March 31,
	2020	2019
Effective tax rate	19.4%	23.0%

The effective tax rate for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was impacted by a significant reduction in pre-tax book income, resulting in a pre-tax book loss from impairment of intangible assets and goodwill, used to compute the effective tax rate. Most of the impairment charges were temporary in nature and did not have a direct impact on the effective tax rate. The change in the effective tax rate was primarily due to an increase in provision of income taxes attributable to non-controlling interests, a tax shortfall on non-deductible equity-based compensation and non-deductible goodwill.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, JHG management evaluates our profitability and our ongoing operations using additional non-GAAP financial measures. These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting. We have provided a reconciliation below of our non-GAAP financial measures to the most directly comparable GAAP measures.

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income (loss), net income (loss) attributable to JHG and diluted earnings (loss) per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended March 31, 2020 and 2019 (in millions, except per share and operating margin data):

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019
Reconciliation of revenue to adjusted revenue
Revenue	$554.9	$519.3
Management fees	(44.1)	(49.6)
Shareowner servicing fees	(41.1)	(27.2)
Other revenue	(27.0)	(25.1)
Adjusted revenue(1)	$442.7	$417.4
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$887.3	$394.8
Employee compensation and benefits(2)	(1.4)	(4.3)
Long-term incentive plans(2)	0.1	0.2
Distribution expenses(1)	(112.2)	(101.9)
General, administrative and occupancy(2)	(1.9)	(7.4)
Impairment of goodwill and intangible assets(3)	(487.3)	—
Depreciation and amortization(3)	(6.4)	(7.4)
Adjusted operating expenses	$278.2	$274.0
Adjusted operating income	164.5	143.4
Operating margin(4)	(59.9%)	24.0%
Adjusted operating margin(5)	37.2%	34.4%
Reconciliation of net income (loss) attributable to JHG to adjusted net income attributable to JHG
Net income (loss) attributable to JHG	$(247.0)	$94.1
Employee compensation and benefits(2)	1.4	4.3
Long-term incentive plans(2)	(0.1)	(0.2)
General, administrative and occupancy(2)	1.9	7.4
Impairment of goodwill and intangible assets(3)	487.3	—
Depreciation and amortization(3)	6.4	7.4
Interest expense(6)	0.1	0.9
Other non-operating income (expenses), net(6)	(25.9)	0.4
Income tax benefit (provision)(7)	(111.4)	(4.3)
Adjusted net income attributable to JHG	112.7	110.0
Less: allocation of earnings to participating stock-based awards	(3.2)	(2.8)
Adjusted net income attributable to JHG common shareholders	$109.5	$107.2
Weighted-average common shares outstanding — diluted (two class)	182.4	192.5
Diluted earnings (loss) per share (two class)(8)	$(1.35)	$0.48
Adjusted diluted earnings per share (two class)(9)	$0.60	$0.56

(1)	We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the reduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue.

(2)	Adjustments primarily represent integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. Adjustments for the three months ended March 31, 2019, also include an impairment of sub-leased office space. JHG management believes these costs are not representative of our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments for the three months ended March 31, 2020, also include impairment charges of our goodwill and certain mutual fund investment management agreements and client relationships. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

(4)	Operating margin is operating income (loss) divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments for the three months ended March 31, 2020, primarily relate to the gain recognized on the disposal of Geneva during the quarter. Other adjustments include contingent consideration adjustments associated with prior acquisitions and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. JHG management believes these costs are not representative of our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings (loss) per share is net income (loss) attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of March 31, 2020, and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents held by the Group	$726.8	$732.4
Investment securities held by the Group	$197.9	$223.6
Fees and other receivables	$291.3	$334.8
Debt	$315.5	$316.2

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

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £336.2 million ($416.9 million), resulting in capital above the regulatory group’s regulatory requirement of £182.6 million ($226.4 million) as of March 31, 2020, based on internal calculations and taking into account the effect of dividends related to first quarter 2020 results that will be paid in the second quarter 2020. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we are authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting. Repurchases pursuant to the buyback program after the date of our Annual General Meeting to be held on April 30, 2020, will be subject to our obtaining renewed shareholder authorization for on-market purchases at the 2020 Annual General Meeting. We commenced repurchases under the buyback program in March 2020 and repurchased a total of 2,061,205 shares of our common stock and CDIs for $31.2 million during the three months ended March 31, 2020.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. We purchased 1,708,963 shares at an average price of $24.42 in satisfaction of employee awards and entitlements during the three months ended March 31, 2020.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2020, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020

On April 29, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on May 27, 2020, to shareholders of record at the close of business on May 11, 2020.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of March 31, 2020, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, and Intech noncontrolling interests. We expect to fund our long-term commitments with existing cash, and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Intech

Intech has granted long-term incentive awards to retain and incentivize employees. The awards consist of appreciation rights, profits interests and phantom interests, and are designed to give recipients an equity-like stake in Intech. The grant date fair value of the appreciation rights is amortized using a graded basis over the 10-year vesting period. The awards are exercisable upon termination of employment from Intech to the extent vested. The profits interests and phantom interests awards entitle recipients to 9.1% of Intech’s pre-incentive profits.

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of £12.0 million ($14.9 million).

We believe that we will have sufficient resources to satisfy our long-term liquidity requirements.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that may provide, or require us to provide, financing, liquidity, market or credit risk support that are not reflected in our condensed consolidated financial statements.

Other Sources of Liquidity

At March 31, 2020, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants and there were no borrowings under the Credit Facility.

Cash Flows

A summary of cash flow data for the three months ended March 31, 2020 and 2019, was as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Cash flows provided by (used for):
Operating activities	$37.9	$(34.7)
Investing activities	41.8	51.3
Financing activities	(46.0)	(198.3)
Effect of exchange rate changes on cash and cash equivalents	(28.0)	5.0
Net change in cash and cash equivalents	5.7	(176.7)
Cash balance at beginning of period	796.5	916.6
Cash balance at end of period	$802.2	$739.9

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 and 2019, was as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Sales of investment securities, net	$98.3	$19.3
Sales (purchases) of investment securities by consolidated seeded investment products, net	(105.3)	46.1
Purchase of property, equipment and software	(8.2)	(7.5)
Proceeds from sale of Geneva	38.6	—
Cash received (paid) on settled hedges, net	17.9	(7.4)
Other	0.5	0.8
Cash provided by investing activities	$41.8	$51.3

Cash inflows from investing activities were $41.8 million and $51.3 million during the three months ended March 31, 2020 and 2019, respectively. Cash inflows from investing activities during the three months ended March 31, 2020, was primarily due to net sales of investment securities and proceeds from the sale of Geneva, partially offset by net purchases of investment securities by consolidated seeded investment products. When comparing the three months ended March 31, 2020, to the three months ended March 31, 2019, the change in cash provided by investing activities is primarily due to sales and purchases of investment securities by consolidated seeded investment products. An increase in third-party activity within the consolidated seeded investment products, primarily due to a larger VIE investment securities balance, which increased from $297.4 million at March 31, 2019, to $548.8 million at March 31, 2020, contributed to this change.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2020 and 2019, was as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Dividends paid to shareholders	$(66.2)	$(69.7)
Third-party sales (redemptions) in consolidated seeded investment products, net	105.3	(46.1)
Purchase of common stock for stock-based compensation plans	(39.8)	(37.1)
Purchase of common stock as part of share buyback program	(31.2)	(30.9)
Payment of contingent consideration	(13.8)	(14.1)
Other	(0.3)	(0.4)
Cash used for financing activities	$(46.0)	$(198.3)

Cash outflows from financing activities were $46.0 million and $198.3 million during the three months ended March 31, 2020 and 2019, respectively. Cash outflows during the three months ended March 31, 2020, were primarily due to dividends paid to shareholders and the purchase of common stock for stock-based compensation plans and the share buyback program, partially offset by net sales in consolidated seeded investment products. When comparing the three months ended March 31, 2020, to the three months ended March 31, 2019, the change in cash used for financing activities is primarily due to sales and purchases of securities within consolidated seeded investment products. An increase in third-party activity within the consolidated seeded investment products, primarily due to a larger VIE investment securities balance, which increased from $297.4 million at March 31, 2019, to $548.8 million at March 31, 2020, contributed to this change.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.   Controls and Procedures

As of March 31, 2020, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, CEO, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 — Commitments and Contingencies.

Item 1A.  Risk Factors

Changes in our risk factors from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, are listed below.

Our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has severely impacted, and will likely continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets; increased unemployment; and operational challenges such as the temporary closures of businesses and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing sheltering-in-place directives, stimulus and liquidity programs, and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption caused by COVID-19. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy could deepen, and our results of operations and financial condition in future quarters also could be adversely affected.

Towards the end of the first quarter of 2020 and into April 2020, the pandemic impacted our business and results of operations, and such impact could be greater in future quarters if conditions persist (e.g., widespread illness, quarantines, cancellation of events and travel, business and school shutdowns, supply chain disruptions, reductions in business activity, elevated levels of unemployment, and overall economic and financial market instability). Material impacts on our business may be possible, including the following:

●	Further decreases in revenues resulting from a decline in our AUM, the value and composition of which have been negatively impacted by the significant decline in the global financial markets;
●	Further decreases in AUM and increases in expenses resulting from volatility in foreign currency exchange rates, which directly impact our revenue and expenses as well as the valuation of our assets and liabilities denominated in foreign currencies;

●	Additional impairments in the value of intangible assets and goodwill on our balance sheet due to further declines in our AUM and continuing economic uncertainty caused by COVID-19;
●	Possible constraints on liquidity and capital, whether due to further decreases in revenues, further impairment charges or regulatory actions; and
●	Possible disruption of our business operations if our business continuity plan and the measures we have put in place to continue operations during the pandemic are not effective or are not sustainable over time.

The extent to which COVID-19 and the related global economic crisis affects our business, results of operations, and liquidity and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period; future actions taken by governmental authorities, central banks and other third parties in response to the pandemic; and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of the pandemic could have an impact on many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we are authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting. Repurchases pursuant to the buyback program after the date of our Annual General Meeting to be held on April 30, 2020, will be subject to our obtaining renewed shareholder authorization for on-market purchases at the 2020 Annual General Meeting. We commenced repurchases under the buyback program in March 2020 and repurchased a total of 2,061,205 shares of our common stock and CDIs for $31.2 million during the three months ended March 31, 2020.

During the first quarter 2020, we purchased 1,708,963 shares on-market for $41.7 million for the annual share grants associated with the 2019 variable compensation, which was not related to the above Board approval.

The following table presents our ordinary shares purchased on-market by month during the three months ended March 31, 2020, in connection with the share buyback program and in satisfaction of employee awards and entitlements.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	5,000	$25.28	—	$—
February	1,550,760	25.02	—	$200
March	2,214,408	15.34	2,061,205	$168
Total	3,770,168	$19.34	2,061,205

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Filed with this Report:

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

15.1	Letter regarding unaudited interim financial information is attached to this Quarterly Report on Form 10-Q as Exhibit 15.1	15

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2020

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)