Form 10-Q
period 2020-06-30
JANUS HENDERSON GROUP PLC
filed 2020-07-29
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, there were 183,852,855 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$836.6	$733.9
Investment securities	219.1	253.5
Fees and other receivables	284.5	334.8
OEIC and unit trust receivables	194.4	131.7
Assets of consolidated VIEs:
Cash and cash equivalents	43.8	62.6
Investment securities	632.2	924.8
Other current assets	36.4	23.5
Other current assets	91.6	116.0
Total current assets	2,338.6	2,580.8
Non-current assets:
Property, equipment and software, net	82.5	84.7
Intangible assets, net	2,638.6	3,088.6
Goodwill	1,310.4	1,504.3
Retirement benefit asset, net	199.8	214.0
Other non-current assets	155.3	149.3
Total assets	$6,725.2	$7,621.7

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$242.2	$246.0
Current portion of accrued compensation, benefits and staff costs	202.2	335.7
OEIC and unit trust payables	210.2	130.9
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	81.0	57.1
Total current liabilities	735.6	769.7

Non-current liabilities:
Accrued compensation, benefits and staff costs	35.1	59.4
Long-term debt	314.8	316.2
Deferred tax liabilities, net	600.5	729.1
Retirement benefit obligations, net	4.2	4.4
Other non-current liabilities	137.4	158.8
Total liabilities	1,827.6	2,037.6

Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	468.7	677.9

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 183,852,855 and 186,975,693 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively)	275.8	280.5
Additional paid-in-capital	3,792.1	3,828.5
Treasury shares (2,739,678 and 3,545,812 shares held, respectively)	(114.6)	(139.5)
Accumulated other comprehensive loss, net of tax	(501.7)	(367.1)
Retained earnings	959.2	1,284.1
Total shareholders’ equity	4,410.8	4,886.5
Nonredeemable noncontrolling interests	18.1	19.7
Total equity	4,428.9	4,906.2
Total liabilities, redeemable noncontrolling interests and equity	$6,725.2	$7,621.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Management fees	$407.7	$446.4	$847.3	$888.3
Performance fees	17.2	3.5	31.8	(2.1)
Shareowner servicing fees	47.3	38.3	97.6	74.2
Other revenue	45.8	47.7	96.2	94.8
Total revenue	518.0	535.9	1,072.9	1,055.2
Operating expenses:
Employee compensation and benefits	145.8	146.5	301.4	291.5
Long-term incentive plans	49.1	49.2	82.7	97.6
Distribution expenses	104.7	101.5	216.9	203.4
Investment administration	12.6	11.1	24.3	22.9
Marketing	3.7	8.1	10.4	15.6
General, administrative and occupancy	58.0	67.7	123.2	132.9
Impairment of goodwill and intangible assets	26.4	18.0	513.7	18.0
Depreciation and amortization	11.0	15.3	26.0	30.3
Total operating expenses	411.3	417.4	1,298.6	812.2
Operating income (loss)	106.7	118.5	(225.7)	243.0
Interest expense	(3.2)	(4.2)	(6.5)	(8.3)
Investment gains (losses), net	50.3	4.8	(0.2)	18.1
Other non-operating income, net	8.6	28.5	40.8	24.6
Income (loss) before taxes	162.4	147.6	(191.6)	277.4
Income tax benefit (provision)	(30.1)	(35.3)	38.7	(65.2)
Net income (loss)	132.3	112.3	(152.9)	212.2
Net loss (income) attributable to noncontrolling interests	(29.4)	(2.9)	8.8	(8.7)
Net income (loss) attributable to JHG	$102.9	$109.4	$(144.1)	$203.5

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.55	$0.56	$(0.79)	$1.04
Diluted	$0.55	$0.56	$(0.79)	$1.03
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$10.6	$(37.3)	$(138.5)	$(0.5)
Actuarial gains	0.1	—	0.2	—
Other comprehensive income (loss), net of tax	10.7	(37.3)	(138.3)	(0.5)
Other comprehensive loss (income) attributable to noncontrolling interests	(1.4)	0.1	3.7	—
Other comprehensive income (loss) attributable to JHG	$9.3	$(37.2)	$(134.6)	$(0.5)
Total comprehensive income (loss)	$143.0	$75.0	$(291.2)	$211.7
Total comprehensive loss (income) attributable to noncontrolling interests	(30.8)	(2.8)	12.5	(8.7)
Total comprehensive income (loss) attributable to JHG	$112.2	$72.2	$(278.7)	$203.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Six months ended
	June 30,
	2020	2019
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income (loss)	$(152.9)	$212.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26.0	30.3
Impairment of goodwill and intangible assets	513.7	18.0
Deferred income taxes	(117.7)	(0.5)
Stock-based compensation plan expense	34.1	38.1
Impairment of right-of-use operating asset	—	4.7
Gain on sale of Geneva	(16.2)	—
Investment (gains) losses, net	0.2	(18.1)
Contributions to pension plans in excess of costs recognized	(0.2)	(3.4)
Contingent consideration adjustment	(7.1)	(20.0)
Other, net	(22.2)	(9.0)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	16.5	8.2
Other assets	60.4	14.5
Other accruals and liabilities	(92.1)	(192.0)
Net operating activities	242.5	83.0
Investing activities:
Proceeds from (purchase of):
Investment securities, net	77.5	57.5
Property, equipment and software	(12.4)	(14.8)
Investment securities by consolidated seeded investment products, net	(237.4)	(22.2)
Cash received (paid) on settled hedges, net	6.0	(10.7)
Dividends received from equity-method investments	0.5	0.5
Proceeds from sale of Volantis	2.2	1.2
Proceeds from sale of Geneva	38.6	—
Net investing activities	(125.0)	11.5
Financing activities:
Purchase of common stock for stock-based compensation plans	(45.7)	(38.1)
Purchase of common stock for share buyback program	(53.2)	(106.1)
Dividends paid to shareholders	(132.3)	(138.3)
Payment of contingent consideration	(13.8)	(14.1)
Distributions to noncontrolling interests	(0.5)	(0.5)
Third-party sales (redemptions) in consolidated seeded investment products, net	237.4	22.2
Principal payments under capital lease obligations	(0.5)	(0.6)
Net financing activities	(8.6)	(275.5)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(25.0)	(4.6)
Net change	83.9	(185.6)
At beginning of period	796.5	916.6
At end of period	$880.4	$731.0
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$32.9	$114.7
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$836.6	$707.0
Cash and cash equivalents held in consolidated VIEs	43.8	24.0
Total cash and cash equivalents	$880.4	$731.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at April 1, 2020	184.9	$277.4	$3,803.7	$(137.9)	$(511.0)	$942.8	$18.4	$4,393.4
Net income	—	—	—	—	—	102.9	0.1	103.0
Other comprehensive loss	—	—	—	—	9.3	—	—	9.3
Dividends paid to shareholders ($0.36 per share)	—	—	0.1	—	—	(66.5)	—	(66.4)
Share buyback program	(1.0)	(1.6)	—	—	—	(20.4)	—	(22.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.4	—	0.4
Purchase of common stock for stock-based compensation plans	—	—	(5.8)	(0.1)	—	—	—	(5.9)
Vesting of stock-based compensation plans	—	—	(23.4)	23.4	—	—	—	—
Stock-based compensation plan expense	—	—	17.5	—	—	—	—	17.5
Balance at June 30, 2020	183.9	$275.8	$3,792.1	$(114.6)	$(501.7)	$959.2	$18.1	$4,428.9

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at April 1, 2019	195.2	$292.7	$3,802.1	$(165.4)	$(386.8)	$1,309.9	$22.6	$4,875.1
Net income	—	—	—	—	—	109.4	0.2	109.6
Other comprehensive loss	—	—	—	—	(37.2)	—	—	(37.2)
Dividends paid to shareholders ($0.36 per share)	—	—	0.1	—	—	(68.7)	—	(68.6)
Share buyback program	(3.6)	(5.2)	—	—	—	(70.0)	—	(75.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.2	—	0.2
Purchase of common stock for stock-based compensation plans	—	—	(1.8)	0.8	—	—	—	(1.0)
Vesting of stock-based compensation plans	—	—	(16.8)	16.8	—	—	—	—
Stock-based compensation plan expense	—	—	18.0	—	—	—	—	18.0
Balance at June 30, 2019	191.6	$287.5	$3,801.6	$(147.8)	$(424.0)	$1,280.8	$22.4	$4,820.5

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2020	187.0	$280.5	$3,828.5	$(139.5)	$(367.1)	$1,284.1	$19.7	$4,906.2
Net loss	—	—	—	—	—	(144.1)	(1.1)	(145.2)
Other comprehensive loss	—	—	—	—	(134.6)	—	—	(134.6)
Dividends paid to shareholders ($0.64 per share)	—	—	0.1	—	—	(132.7)	—	(132.6)
Share buyback program	(3.1)	(4.7)	—	—	—	(48.5)	—	(53.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.4	—	0.4
Purchase of common stock for stock-based compensation plans	—	—	(42.8)	(2.9)	—	—	—	(45.7)
Vesting of stock-based compensation plans	—	—	(27.8)	27.8	—	—	—	—
Stock-based compensation plan expense	—	—	34.1	—	—	—	—	34.1
Balance at June 30, 2020	183.9	$275.8	$3,792.1	$(114.6)	$(501.7)	$959.2	$18.1	$4,428.9

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2019	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8
Net income	—	—	—	—	—	203.5	1.4	204.9
Other comprehensive loss	—	—	—	—	(0.5)	—	—	(0.5)
Dividends paid to shareholders ($0.64 per share)	—	—	0.1	—	—	(138.4)	—	(138.3)
Share buyback program	(4.8)	(7.1)	—	—	—	(99.0)	—	(106.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.2	—	0.2
Purchase of common stock for stock-based compensation plans	—	—	(33.2)	(4.9)	—	—	—	(38.1)
Vesting of stock-based compensation plans	—	—	(27.9)	27.9	—	—	—	—
Stock-based compensation plan expense	—	—	38.1	—	—	—	—	38.1
Balance at June 30, 2019	191.6	$287.5	$3,801.6	$(147.8)	$(424.0)	$1,280.8	$22.4	$4,820.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Group,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019, condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Recent Accounting Pronouncements Adopted

Implementation Costs — Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU is effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. We adopted the ASU effective January 1, 2020, using the prospective approach. There were no capitalized implementation costs incurred during the six-month period ended June 30, 2020. We generally expect increased capitalized costs as our previous policy dictated that implementation costs incurred in a hosting arrangement be expensed as incurred.

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

Note 2 — Dispositions

On December 3, 2019, Henderson Global Investors (North America), Inc. (“HGINA”), a subsidiary of the Group, entered into an agreement to sell its 100% ownership interest in Geneva Capital Management LLC (“Geneva”) to GCM Purchaser, LLC. The sale closed on March 17, 2020.

Consideration included aggregate cash consideration of $38.4 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income (Loss) during the six months ended June 30, 2020.

The gain on the sale of Geneva was calculated as follows (in millions):

	Initial gain on sale	Adjustments	Final gain on sale
Consideration received:
Cash	$38.6	$(0.2)	$38.4
Minimum earnout	20.5	—	20.5
Less carrying amount of assets and liabilities:
Intangible assets	17.9	—	17.9
Other assets	0.3	2.9	3.2
Other liabilities	—	(1.9)	(1.9)
Less: Goodwill allocation	23.5	—	23.5
Net gain on sale, before taxes	$17.4	$(1.2)	$16.2

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of June 30, 2020, and December 31, 2019, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. The assets of these VIEs are not available to us or our creditors. We may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

At June 30, 2020, and December 31, 2019, the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was $11.9 million and $9.9 million, respectively. Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	June 30,	December 31,
	2020	2019
Investment securities	$15.2	$29.9
Cash and cash equivalents	0.8	1.5
Other current assets	0.5	0.2
Accounts payable and accrued liabilities	(0.1)	(0.7)
Total	16.4	30.9
Redeemable noncontrolling interests in consolidated VREs	(1.3)	(6.3)
JHG's net interest in consolidated VREs	$15.1	$24.6

Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

At June 30, 2020, and December 31, 2019, the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was $45.4 million and $21.5 million, respectively. Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 4 — Investment Securities

Our investment securities as of June 30, 2020, and December 31, 2019, are summarized as follows (in millions):

	June 30,	December 31,
	2020	2019
Seeded investment products:
Consolidated VIEs	$632.2	$924.8
Consolidated VREs	15.2	29.9
Unconsolidated VIEs and VREs	57.3	31.4
Separate accounts	58.4	60.8
Pooled investment funds	0.1	0.1
Total seeded investment products	763.2	1,047.0
Investments related to deferred compensation plans	82.8	125.9
Other investments	5.3	5.4
Total investment securities	$851.3	$1,178.3

Trading Securities

Net unrealized gains on investment securities held as of the three and six months ended June 30, 2020 and 2019, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Unrealized gains on investment securities held at period end	$48.1	$4.6	$8.6	$15.7

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

We were party to the following derivative instruments as of June 30, 2020, and December 31, 2019 (in millions):

	Notional value
	June 30, 2020	December 31, 2019
Futures	$131.4	$222.9
Credit default swaps	297.0	143.0
Total return swaps	35.7	46.3
Foreign currency forward contracts	228.4	327.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income (Loss). Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income (loss), net of tax on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2020, derivative assets and liabilities were $6.3 million and $8.1 million, respectively.

We recognized the following foreign currency translation losses on hedged seed investments denominated in currencies other than our functional currency and gains associated with foreign currency forward contracts under net investment hedge accounting for the six months ended June 30, 2020 and 2019 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Foreign currency translation	$5.3	$(1.2)	$8.3	$(0.9)
Foreign currency forward contracts	(5.3)	1.2	(8.3)	0.9
Total	$—	$—	$—	$—

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also occasionally engage in short sales of securities. As of June 30, 2020, and December 31, 2019, the fair value of securities sold but not yet purchased were $12.5 million and $26.5 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Derivative Instruments in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Our consolidated seeded investment products were party to the following derivative instruments as of June 30, 2020, and December 31, 2019 (in millions):

	Notional Value
	June 30, 2020	December 31, 2019
Futures	$248.8	$88.3
Contracts for differences	1.2	15.5
Credit default swaps	18.8	0.1
Total return swaps	—	0.1
Interest rate swaps	38.5	19.4
Options	7.1	1.0
Foreign currency forward contracts	383.2	167.5

Investment Gains (Losses), Net

Investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income (Loss) included the following for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Seeded investment products and derivatives, net	$11.1	$0.8	$6.0	$3.4
Third-party ownership interests in seeded investment products	29.0	2.6	(9.4)	8.2
Long Tail Alpha	4.4	0.3	5.7	0.7
Deferred equity plan	4.7	1.7	(2.6)	5.4
Other	1.1	(0.6)	0.1	0.4
Investment gains (losses), net	$50.3	$4.8	$(0.2)	$18.1

Cash Flows

Cash flows related to investment securities for the six months ended June 30, 2020 and 2019, are summarized as follows (in millions):

	Six months ended June 30,
	2020		2019
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(239.6)	$2.2	$(269.1)	$246.9
Investment securities	(53.7)	131.2	(58.9)	116.4

Note 5 — Fair Value Measurements

The following table presents assets and liabilities presented in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of June 30, 2020 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$349.8	$—	$—	$349.8
Investment securities:
Consolidated VIEs	98.5	525.6	8.1	632.2
Other investment securities	170.6	48.5	—	219.1
Total investment securities	269.1	574.1	8.1	851.3
Seed hedge derivatives	—	6.3	—	6.3
Volantis contingent consideration	—	—	0.8	0.8
Geneva contingent consideration	—	—	20.3	20.3
Total assets	$618.9	$580.4	$29.2	$1,228.5
Liabilities:
Derivatives in consolidated seeded investment products	$—	$3.1	$—	$3.1
Securities sold, not yet purchased	12.5	—	—	12.5
Seed hedge derivatives	—	8.1	—	8.1
Long-term debt(1)	—	335.4	—	335.4
Deferred bonuses	—	—	42.9	42.9
Total liabilities	$12.5	$346.6	$42.9	$402.0

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 3 Fair Value Measurements

Investment Securities

As of June 30, 2020, and December 31, 2019, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of our material Level 3 assets included within consolidated VIEs as of June 30, 2020, and December 31, 2019, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of June 30, 2020	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$7.3	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	4.73
			Price-earnings ratio	8.86

			Significant
	Fair	Valuation	unobservable
As of December 31, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$9.9	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	5.92
			Price-earnings ratio	11.09

Sale of Geneva

In the fourth quarter 2019, we entered into an agreement to sell our Milwaukee-based U.S. equities subsidiary, Geneva. The sale closed on March 17, 2020, and the previous contingent consideration liability from the purchase of Geneva was waived as part of the sale agreement. As of June 30, 2020, consideration included aggregate cash consideration of $38.4 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income (Loss) during the six months ended June 30, 2020. During the second quarter 2020, we received a $0.2 million contingent consideration payment. For further information regarding the contingent consideration asset see Note 2 — Dispositions.

Acquisition of Kapstream

The purchase of Kapstream Capital Pty Limited (“Kapstream”) was a step acquisition and the purchase of the second step (49%) had contingent consideration of up to $43.0 million. Payment of the contingent consideration was subject to all Kapstream products and certain products advised by us, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration was payable in three equal installments on the anniversary dates and was indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. If Kapstream achieved the defined revenue targets, the holders would receive the value of the contingent consideration adjusted for gains or losses attributable to the mutual fund to which the contingent consideration was indexed, subject to tax withholding. On January 31, 2018, 2019 and 2020, the first, second and third anniversary of the acquisition, Kapstream reached defined revenue targets, and we paid $15.3 million in February 2018, $14.1 million in February 2019 and $13.8 million in February 2020. The February 2020 payment represented the final payment and there was no liability related to the Kapstream purchase as of June 30, 2020.

Disposal of Volantis

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis (excluding a certain fund) for a period of three years. In addition, consideration for the sale included 50% of the first £12 million of performance fees generated by the aforementioned fund. As of June 30, 2020, the fund has not reached the £12 million performance fee threshold thus the consideration agreement will continue until it’s reached.

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

As of June 30, 2020, and December 31, 2019, the fair value of the Volantis contingent consideration was $0.8 million and $2.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three and six months ended June 30, 2020 and 2019, were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning of period fair value	$30.8	$19.8	$12.8	$23.1
Geneva contingent consideration	(0.2)	—	20.3	—
Settlements	(2.2)	(0.9)	(2.2)	(1.2)
Movement recognized in net income	0.8	0.2	(1.4)	(2.9)
Movements recognized in other comprehensive income	—	—	(0.3)	0.1
End of period fair value	$29.2	$19.1	$29.2	$19.1

Changes in fair value of our individual Level 3 liabilities for the three and six months ended June 30, 2020 and 2019, were as follows (in millions):

	Three months ended June 30,
	2020	2019
	Deferred	Contingent	Deferred
	bonuses	consideration	bonuses
Beginning of period fair value	$74.3	$49.8	$83.1
Fair value adjustments	3.8	(20.0)	1.6
Vesting of deferred bonuses	(44.4)	—	(38.2)
Amortization of deferred bonuses	8.8	—	15.2
Unrealized gains (losses)	—	2.4	—
Foreign currency translation	0.4	(0.4)	(1.0)
End of period fair value	$42.9	$31.8	$60.7

	Six months ended June 30,
	2020		2019
	Contingent	Deferred	Contingent	Deferred
	consideration	bonuses	consideration	bonuses
Beginning of period fair value	$21.2	$76.6	$61.3	$68.5
Fair value adjustments	(7.1)	(1.1)	(20.0)	4.2
Vesting of deferred bonuses	—	(46.7)	—	(41.6)
Amortization of deferred bonuses	—	18.6	—	29.1
Unrealized gains (losses)	0.3	—	4.8	—
Distributions	(13.8)	—	(14.1)	—
Foreign currency translation	(0.6)	(4.5)	(0.2)	0.5
End of period fair value	$—	$42.9	$31.8	$60.7

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using discounted cash flow (“DCF”) analysis that requires assumptions regarding projected future earnings and discount rates. We also measured the fair value of intangible assets and goodwill during our interim impairment assessment completed during the three months ended March 31, 2020; refer to Note 6 — Goodwill and Intangible Assets for additional information on the interim impairment assessment. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

Note 6 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the six months ended June 30, 2020 and 2019 (in millions):

	December 31,				Foreign currency	June 30,
	2019	Amortization	Disposal	Impairment	translation	2020
Indefinite-lived intangible assets:
Investment management agreements	$2,490.3	$—	$—	$(263.5)	$(32.5)	$2,194.3
Trademarks	380.8	—	—	(7.7)	(0.2)	372.9
Definite-lived intangible assets:
Client relationships	364.7	—	(79.3)	(119.0)	(3.3)	163.1
Accumulated amortization	(147.2)	(8.6)	61.4	—	2.7	(91.7)
Net intangible assets	$3,088.6	$(8.6)	$(17.9)	$(390.2)	$(33.3)	$2,638.6
Goodwill	$1,504.3	$—	$(23.5)	$(123.5)	$(46.9)	$1,310.4

	December 31,				Foreign currency	June 30,
	2018	Amortization	Disposal	Impairment	translation	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$—	$(18.0)	$(0.9)	$2,476.6
Trademarks	380.8	—	—	—	—	380.8
Definite-lived intangible assets:
Client relationships	363.3	—	—	—	(0.1)	363.2
Accumulated amortization	(116.3)	(14.7)	—	—	0.1	(130.9)
Net intangible assets	$3,123.3	$(14.7)	$—	$(18.0)	$(0.9)	$3,089.7
Goodwill	$1,478.0	$—	$—	$—	$(0.6)	$1,477.4

Sale of Geneva

On December 3, 2019, HGINA, a subsidiary of JHG, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020. The transaction included $17.9 million of net intangible assets and goodwill of $23.5 million, as disclosed in the disposal column above. Refer to Note 2 — Dispositions for additional information on the sale of Geneva.

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

A DCF model was used to determine the estimated fair value of certain investment management agreements and client relationships while a relief from royalty method was used for trademarks. Some of the inputs used in the DCF and relief from royalty models required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns. Management’s judgment used in the assessments is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying value of certain investment management agreements, trademarks and client relationships exceeded their estimated fair value and we recognized impairments of $263.5 million, $7.7 million and $92.6 million, respectively, during the three months ended March 31, 2020.

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

The results of the interim assessment are included in the table above. The impairment charges were recorded in goodwill and intangible asset impairment charges on the Condensed Consolidated Statements of Comprehensive Income (Loss). If our AUM is further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods.

VelocityShares Exchange-Traded Notes

In June 2020, a third-party issuer announced its intent to delist and suspend further issuances of the majority of VelocityShares exchange-traded notes (“ETNs”). The announcement was considered a triggering event for performing an interim impairment assessment of the definite-lived intangible asset. We qualitatively assessed the asset and considered how the announcement is expected to negatively impact ETN asset levels in the short and long term. While there will likely continue to be short-term revenue associated with the ETNs after they are delisted, the asset value is expected to decrease until the products become fully liquidated. As such, we impaired the entire intangible asset associated with the VelocityShares ETNs. The impairment charge of $26.4 million is included in the table above and recorded in goodwill and intangible asset impairment charges on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2020 (remainder of year)	$3.7
2021	7.5
2022	7.5
2023	7.2
2024	5.9
Thereafter	39.6
Total	$71.4

Note 7 — Debt

Our debt as of June 30, 2020, and December 31, 2019, consisted of the following (in millions):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$314.8	$335.4	$316.2	$330.0

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at June 30, 2020, of $14.8 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Capital Group Inc. (“JCG”) in relation to the 2025 Senior Notes.

Credit Facility

At June 30, 2020, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At June 30, 2020, we were in compliance with all covenants contained in, and there were no borrowings under the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 8 — Income Taxes

Our effective tax rates for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Effective tax rate	18.5%	24.0%	20.2%	23.5%

The effective tax rate for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was impacted by a significant reduction in pre-tax income, primarily due to a pre-tax loss from the impairment of intangible assets and goodwill. Most of the impairment charges were temporary in nature and did not have a direct impact on the effective tax rate. The effective tax rate was also impacted by a tax shortfall on non-deductible equity-based compensation and non-deductible goodwill.

As of June 30, 2020, and December 31, 2019, we had $12.6 million and $14.1 million of unrecognized tax benefits held for uncertain tax positions, respectively. We estimate that the existing liability for uncertain tax positions could decrease by up to $0.5 million within the next twelve months, without giving effect to changes in foreign currency translation.

A reduction in the UK corporation tax rate was scheduled to decline from 19% to 17% starting April 1, 2020. In March 2020, the UK government announced the UK tax rate would remain at 19%. This UK change will be considered enacted only when Finance Act 2020 is given Royal Assent, which is likely to occur in the third quarter of 2020, at which point UK deferred tax balances will be adjusted from 17% to 19%. This adjustment of deferred tax assets and liabilities is expected to result in a net non-cash deferred tax expense in the third quarter ranging from $6.0 million to $9.0 million.

The Coronavirus Aid, Relief and Economic Security (CARES) Act, was signed into legislation on March 27, 2020, and as such is considered enacted for US GAAP. The CARES Act features significant business tax relief provisions and other measures to assist businesses, including, but not limited to, five-year carryback of federal Net Operating Losses, retroactively correcting qualified improvement property, and a temporary increase of Section 163(j) interest limitations. We have analyzed the impact of the CARES Act tax relief provisions and the CARES Act did not have a significant tax impact on JHG. However, in accordance with ASC Topic 740, Income Taxes, we recognized the income tax effects of the CARES Act in our financial statements for the first quarter of 2020, the reporting period in which the CARES Act was signed into law.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2020, and December 31, 2019, consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Consolidated seeded investment products	$453.7	$662.8
Intech:
Appreciation rights	12.2	11.8
Founding member ownership interests	2.8	3.3
Total redeemable noncontrolling interests	$468.7	$677.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Opening balance	$448.7	$122.0	$662.8	$121.6
Changes in market value	29.0	2.7	(7.9)	7.2
Changes in ownership	(25.3)	14.2	(196.9)	10.0
Foreign currency translation	1.3	(0.1)	(4.3)	—
Closing balance	$453.7	$138.8	$453.7	$138.8

Intech

Intech ownership interests held by a founding member had an estimated fair value of $2.8 million as of June 30, 2020, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests in Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of June 30, 2020, and December 31, 2019, were as follows (in millions):

	June 30,	December 31,
	2020	2019
Nonredeemable noncontrolling interests in:
Seed capital investments	$5.1	$6.7
Intech	13.0	13.0
Total nonredeemable noncontrolling interests	$18.1	$19.7

Note 10 — Long-Term Incentive and Employee Compensation

We granted $4.5 million and $130.4 million in long-term incentive awards during the three and six months ended June 30, 2020, respectively, which generally vest and will be recognized using a graded vesting method over a three- or four-year period.

Note 11 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

The primary defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three and six months ended June 30, 2020 and 2019, include the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$(0.2)	$(0.3)	$(0.4)	$(0.6)
Interest cost	(4.3)	(4.6)	(8.6)	(9.3)
Amortization of prior service cost	(0.1)	—	(0.2)	—
Expected return on plan assets	4.6	5.2	9.2	10.6
Net periodic benefit credit	—	0.3	$—	$0.7

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2020 and 2019, were as follows (in millions):

	Three months ended June 30,
	2020			2019
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(530.2)	$19.2	$(511.0)	$(411.5)	$24.7	$(386.8)
Other comprehensive income (loss)	12.0	0.1	12.1	(37.3)	—	(37.3)
Amounts reclassified from accumulated other comprehensive loss	(1.4)	—	(1.4)	—	—	—
Total other comprehensive income (loss)	10.6	0.1	10.7	(37.3)	—	(37.3)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(1.4)	—	(1.4)	0.1	—	0.1
Ending balance	$(521.0)	$19.3	$(501.7)	$(448.7)	$24.7	$(424.0)

	Six months ended June 30,
	2020			2019
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(386.2)	$19.1	$(367.1)	$(448.2)	$24.7	$(423.5)
Other comprehensive income (loss)	(137.1)	0.2	(136.9)	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive loss	(1.4)	—	(1.4)	—	—	—
Total other comprehensive income (loss)	(138.5)	0.2	(138.3)	(0.5)	—	(0.5)
Less: other comprehensive loss (income) attributable to noncontrolling interests	3.7	—	3.7	—	—	—
Ending balance	$(521.0)	$19.3	$(501.7)	$(448.7)	$24.7	$(424.0)

The components of other comprehensive income (loss), net of tax for the three and six months ended June 30, 2020 and 2019, were as follows (in millions):

	Three months ended June 30,
	2020			2019
	Pre-tax	Tax		Pre-tax	Tax
	amount	impact	Net amount	amount	impact	Net amount
Foreign currency translation adjustments	$12.1	$(0.1)	$12.0	$(37.7)	$0.4	$(37.3)
Retirement benefit asset, net	0.1	—	0.1	—	—	—
Reclassifications to net income	(1.4)	—	(1.4)	—	—	—
Total other comprehensive income (loss)	$10.8	$(0.1)	$10.7	$(37.7)	$0.4	$(37.3)

	Six months ended June 30,
	2020			2019
	Pre-tax	Tax		Pre-tax	Tax
	amount	impact	Net amount	amount	impact	Net amount
Foreign currency translation adjustments	$(139.2)	$2.1	$(137.1)	$(2.4)	$1.9	$(0.5)
Retirement benefit asset, net	0.2	—	0.2	—	—	—
Reclassifications to net income	(1.4)	—	(1.4)	—	—	—
Total other comprehensive income (loss)	$(140.4)	$2.1	$(138.3)	$(2.4)	$1.9	$(0.5)

Note 13 — Earnings (Loss) and Dividends Per Share

Earnings (Loss) Per Share

The following is a summary of the earnings (loss) per share calculation for the three and six months ended June 30, 2020 and 2019 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to JHG	$102.9	$109.4	$(144.1)	$203.5
Allocation of earnings to participating stock-based awards	(3.0)	(3.2)	—	(5.6)
Net income (loss) attributable to JHG common shareholders	$99.9	$106.2	$(144.1)	$197.9

Weighted-average common shares outstanding — basic	181.8	190.2	181.4	191.1
Dilutive effect of non-participating stock-based awards	0.3	0.5	—	0.5
Weighted-average common shares outstanding — diluted	182.1	190.7	181.4	191.6

Earnings (loss) per share:
Basic (two class)	$0.55	$0.56	$(0.79)	$1.04
Diluted (two class)	$0.55	$0.56	$(0.79)	$1.03

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Unvested nonparticipating stock awards	0.9	1.0	1.6	1.0

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends paid during the six months ended June 30, 2020:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020
$0.36	April 29, 2020	$66.1	June 3, 2020

On July 28, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on August 26, 2020, to shareholders of record at the close of business on August 10, 2020.

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of June 30, 2020, there were no material changes in the commitments and contingencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Eisenberg v. Credit Suisse AG and Janus Indices, Halbert v. Credit Suisse AG and Janus Indices, and Qiu v. Credit Suisse AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (“SDNY”) against Janus Index & Calculation Services LLC, which effective January 1, 2019, was renamed Janus Henderson Indices LLC (“Janus Indices”), a subsidiary of JHG, on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes. On April 17, 2018, a second lawsuit was filed against Janus Indices and Credit Suisse in the U.S. District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Indices).

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

The defendants in Halbert — Credit Suisse and Janus Indices — jointly moved to dismiss the amended complaint. On August 22, 2019, the court granted in part and denied in part the defendants’ motion to dismiss the claims. The court dismissed all claims against Janus Indices — including all federal securities claims — other than a claim for negligent misrepresentation. On September 26, 2019, Janus Indices filed its answer to the complaint. As of June 30, 2020, the case remains in the discovery phase.

We believe the remaining claims in these ETN lawsuits are without merit and are vigorously defending the actions. As of June 30, 2020, we cannot reasonably estimate possible losses from the remaining claims in the ETN note lawsuits.

With respect to the unaudited financial statements of Janus Henderson Group plc as of and for the three-month and six-month periods ended June 30, 2020, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2020, appearing herein, states that they did not audit and they do not express an opinion on the unaudited financial statements. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial statements because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of June 30, 2020, and the related condensed consolidated statements of comprehensive income (loss) and of changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019 including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

July 29, 2020

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q not based on historical facts are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). Such forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

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

Charters for the Audit Committee, Compensation Committee, Risk Committee, and Nominating and Corporate Governance Committee of our Board of Directors, our Corporate Governance Guidelines, our Code of Business Conduct, and our Officer Code of Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers (our “Senior Officer Code”) are posted on our Investor Relations website (janushenderson.com/ir) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code and our Code of Business Conduct or any waivers thereof. The information on our website is not incorporated by reference into this report.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. COVID-19 is having a significant impact on the global economy primarily through preventative measures taken by businesses and governments to restrict its spread. We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees while continuing to service our clients who rely on us to invest and manage their money. However, COVID-19 is impacting our financial statements, capital and liquidity, and business operations, and each of these impacts is discussed below.

Financial Statement Impact

The economic impact of COVID-19 adversely affected our financial results during the six months ended June 30, 2020. Our revenues are primarily derived from management fees and performance fees, which are in turn dependent on the value and composition of our AUM, which has been negatively impacted by the significant decline in the global financial markets, which primarily occurred during the first quarter of 2020. COVID-19 has also led to volatility in foreign currency exchange rates, which directly impacts our revenue and expenses as well as the valuation of assets and liabilities denominated in foreign currencies. We have significant AUM and subsidiary balances denominated in Great British pounds (“GBP”), AUD and EUR, and the translation of these items to U.S. dollars (“USD”) had financial statement implications during the reporting period.

Further, the decline in AUM and the economic uncertainty of COVID-19 also affected the value of our intangible assets and goodwill, which resulted in impairments of $363.8 million and $123.5 million, respectively, during the first quarter of 2020. If our AUM is further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods. Refer to Note 6 — Goodwill and Intangible Assets for additional information on our intangible asset and goodwill impairment assessment.

Capital and Liquidity Impact

Our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We hold surplus capital and liquidity over our requirements, which provides resilience against market downturns. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs, including access to an unsecured revolving $200 million credit facility. However, given the uncertainty surrounding the current economic environment, we are tightly controlling all costs and capital expenditures. We currently do not expect to suspend quarterly dividend payments to shareholders or our share buyback program, however, the assessment of these items is ongoing.

Business Operations Impact

COVID-19 is also affecting our business operations, however, we have a robust and detailed business continuity plan in place to ensure that our operations can continue effectively during the COVID-19 pandemic, including processes to limit the spread of the virus between employees. For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to allow work-from-home arrangements and flexible work schedules, and to restrict business-related travel. Our employees are following the guidelines and over 95% are working remotely from their homes. Our technology capabilities have the capacity to support remote working arrangements for our employees. The number of employees working remotely will likely decrease in the second half of 2020 as we start to provide employees the option to safely return to the office. We will manage employees’ return to the office with caution, and their health and safety will be a priority. We are also open to evolve and learn from our experiences over the past few months to become more agile with increased flexibility in how and where we work. While

COVID-19 has created a new and challenging landscape for our business operations, our ability to adequately maintain our operations, internal controls and client relationships has not been adversely affected by these modifications.

The extent of the impact of COVID-19 on our business, financial condition and results of operations also depends on future developments, including the duration of the pandemic and the volatility of the global financial markets, all of which are highly uncertain. We continue to assess the risks associated with COVID-19 and to mitigate them where possible.

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based on a percentage of the market value of our AUM and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on our operating results. Additionally, our AUM may outperform or underperform the financial markets and, therefore, may fluctuate in varying degrees from that of the general market.

Performance fees are specified in certain fund and client contracts, and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. These fees are often subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund and client contracts allow for negative performance fees where there is underperformance against the relevant index.

SECOND QUARTER 2020 SUMMARY

Second Quarter 2020 Highlights

●	Solid long-term investment performance, with 62% and 68% of our AUM outperforming relevant benchmarks on a three- and five-year basis, respectively, as of June 30, 2020.

●	AUM decreased to $336.7 billion, down (10%), from the year ended December 31, 2019, due to adverse markets, net outflows and unfavorable foreign currency translation.

●	Second quarter 2020 diluted earnings per share was $0.55, or $0.67, on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	On July 28, 2020, the Board declared a $0.36 per share dividend for the second quarter 2020.

●	During the second quarter 2020, we acquired 1,061,633 shares of our common stock for $22.0 million.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the second quarter 2020 was $518.0 million, a decrease of $17.9 million, or (3%), from the second quarter 2019, primarily driven by a decrease of $38.7 million in management fees, partially offset by increases of $13.7 million in performance fees and $9.0 million in shareowner servicing fees.

Total operating expenses for the second quarter 2020 were $411.3 million, a decrease of $6.1 million, or (1%), compared to operating expenses in the second quarter 2019, primarily driven by decreases of $9.7 million and $4.4 million in general, administrative and occupancy expenses and marketing expenses, respectively. These decreases were partially offset by an increase of $8.4 million in intangible asset impairment charges quarter over quarter.

Operating income for the second quarter 2020 was $106.7 million, a decrease of $11.8 million, or (10%), compared to the second quarter 2019. Our operating margin was 20.6% in the second quarter 2020 compared to 22.1% in the second quarter 2019.

Net income attributable to JHG in the second quarter 2020 was $102.9 million, a decrease of $6.5 million, or (6%), compared to the second quarter 2019 due to the factors impacting revenue and operating expense discussed above. In addition, net loss (income) attributable to noncontrolling interests declined $26.5 million and other non-operating income, net declined $19.9 million due to a $20.0 million contingent consideration adjustment related to Geneva during the second quarter 2019. These decreases were partially offset by an improvement of $45.5 million in investment gains (losses), net from the second quarter 2019, primarily driven by fair value adjustments in relation to our seeded investment products and derivative instruments and third-party ownership interests in seeded investment products.

Our ordinary dividend in respect of the second quarter 2020 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of June 30, 2020:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	52%	54%	64%
Fixed Income	83%	87%	96%
Quantitative Equities	23%	22%	9%
Multi-Asset	93%	91%	94%
Alternatives	96%	96%	99%
Total Group	60%	62%	68%

Assets Under Management

Our AUM as of June 30, 2020, was $336.7 billion, a decrease of $38.1 billion, or (10%), from December 31, 2019, driven primarily by adverse market movements of $8.3 billion, net redemptions of $20.4 billion and unfavorable foreign currency translation of $5.2 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended June 30, 2020, the USD weakened against the AUD and the EUR and strengthened against the GBP, resulting in a $2.6 billion increase to our AUM. During the six months ended June 30, 2020, the USD weakened against the EUR and strengthened against the AUD and the GBP, resulting in a $5.2 billion decrease to our AUM. As of June 30, 2020, approximately 32% of our AUM was non-USD denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares ETNs and certain index products are not included within our AUM as we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $2.6 billion and $3.1 billion as of June 30, 2020, and December 31, 2019, respectively. VelocityShares index product assets not included within our AUM totaled $3.0 billion and $3.0 billion as of June 30, 2020, and December 31, 2019, respectively.

In June 2020, a third-party issuer announced its intent to delist and suspend further issuances of the majority of VelocityShares ETNs. The affected ETNs were delisted on July 12, 2020. While there will likely continue to be short-term revenue associated with the ETNs after they are delisted, the asset value is expected to decrease until the products become fully liquidated.

Our AUM and flows by capability for the three and six months ended June 30, 2020 and 2019, were as follows (in billions):

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	& disposals(3)	2020
By capability
Equities	$149.9	$7.9	$(12.1)	$(4.2)	$32.9	$0.6	$(0.1)	$179.1
Fixed Income	65.3	6.3	(7.0)	(0.7)	3.7	1.9	—	70.2
Quantitative Equities	34.6	0.4	(4.3)	(3.9)	6.8	—	—	37.5
Multi-Asset	35.3	2.5	(1.8)	0.7	4.3	—	—	40.3
Alternatives	9.3	0.8	(0.9)	(0.1)	0.2	0.1	0.1	9.6
Total	$294.4	$17.9	$(26.1)	$(8.2)	$47.9	$2.6	$0.0	$336.7

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	& disposals(3)	2020
By capability
Equities	$204.0	$16.7	$(27.8)	$(11.1)	$(7.4)	$(2.3)	$(4.1)	$179.1
Fixed Income	74.8	14.3	(18.4)	(4.1)	1.6	(2.1)	—	70.2
Quantitative Equities	45.2	0.8	(6.7)	(5.9)	(1.7)	(0.1)	—	37.5
Multi-Asset	39.8	6.0	(4.3)	1.7	(0.7)	(0.3)	(0.2)	40.3
Alternatives	11.0	1.5	(2.5)	(1.0)	(0.1)	(0.4)	0.1	9.6
Total	$374.8	$39.3	$(59.7)	$(20.4)	$(8.3)	$(5.2)	$(4.2)	$336.7

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	& disposals(3)	2019
By capability
Equities	$188.8	$6.9	$(12.9)	$(6.0)	$9.2	$(0.7)	$—	$191.3
Fixed Income	72.5	5.5	(5.2)	0.3	1.5	(0.8)	—	73.5
Quantitative Equities	49.6	0.2	(4.3)	(4.1)	2.1	—	—	47.6
Multi-Asset	33.4	2.1	(1.5)	0.6	1.2	(0.1)	—	35.1
Alternatives	13.0	0.9	(1.5)	(0.6)	—	(0.1)	—	12.3
Total	$357.3	$15.6	$(25.4)	$(9.8)	$14.0	$(1.7)	$—	$359.8

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	& disposals(3)	2019
By capability
Equities	$167.6	$13.8	$(22.7)	$(8.9)	$32.9	$(0.3)	$—	$191.3
Fixed Income	72.4	10.4	(12.9)	(2.5)	3.7	(0.1)	—	73.5
Quantitative Equities	44.3	0.9	(6.0)	(5.1)	8.4	—	—	47.6
Multi-Asset	30.2	4.3	(3.0)	1.3	3.6	—	—	35.1
Alternatives	14.0	1.8	(3.8)	(2.0)	0.3	—	—	12.3
Total	$328.5	$31.2	$(48.4)	$(17.2)	$48.9	$(0.4)	$—	$359.8
(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.

(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3)	Reclassifications relate to a reclassification of an existing fund from Equities to Alternatives and disposals relate to the sale of Geneva. Refer to Note 2 — Dispositions for information regarding the sale.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of June 30, 2020 (in billions):

Closing AUM
By client type	June 30, 2020
Intermediary	$159.7
Institutional	109.5
Self-directed	67.5
Total	$336.7

Closing AUM
By client location	June 30, 2020
North America	$187.6
EMEA & LatAm	100.5
Asia-Pacific	48.6
Total	$336.7

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Other investments, including over the counter derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019. Meaningful impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

					Three months	Six months
	Three months ended		Six months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Revenue (in millions):
Management fees	$407.7	$446.4	$847.3	$888.3	(9)%	(5)%
Performance fees	17.2	3.5	31.8	(2.1)	391%	1,614%
Shareowner servicing fees	47.3	38.3	97.6	74.2	23%	32%
Other revenue	45.8	47.7	96.2	94.8	(4)%	1%
Total revenue	$518.0	$535.9	$1,072.9	$1,055.2	(3)%	2%

Management fees

Management fees decreased by $38.7 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the impact of a decline in average AUM, which contributed $43.3 million to the decrease in management fees. This decrease was partially offset by an increase of $5.0 million in management fees due to the impact of higher management fee margins quarter over quarter.

Management fees decreased by $41.0 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily from the impact of a decline in average AUM and lower management fee margins, which decreased management fees by $40.2 million and $3.0 million, respectively.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three and six months ended June 30, 2020 and 2019 (in millions):

					Three months	Six months
	Three months ended		Six months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Performance fees (in millions):
SICAVs	$9.2	$1.5	$9.4	$1.5	513%	527%
UK OEICs and unit trusts	2.3	—	3.6	—	n/m *	n/m *
Offshore absolute return	—	—	4.0	—	n/m *	n/m *
Segregated mandates	9.3	5.5	20.3	8.8	69%	131%
Mutual funds	(3.6)	(3.5)	(5.5)	(12.4)	(3)%	56%
Total performance fees	$17.2	$3.5	$31.8	$(2.1)	391%	1,614%
* n/m - Not meaningful.

For the three months ended June 30, 2020, performance fees improved $13.7 million compared to the three months ended June 30, 2019, primarily due to performance fee increases of $10.6 million on segregated mandates and SICAVs due to higher performance fee crystallizations and $2.3 million in UK OEICs and unit trusts.

For the six months ended June 30, 2020, performance fees improved $33.9 million compared to the six months ended June 30, 2019, primarily due to performance fee increases of $21.1 million on segregated mandates, SICAVs and offshore absolute return due to higher performance fee crystallizations, $7.1 million in mutual fund performance in relation to the benchmarks and $3.6 million in UK OEICs and unit trusts.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees. For the three months ended June 30, 2020, shareowner servicing fees increased $9.0 million compared to the three months ended June 30, 2019, primarily due to a $10.9 million increase in relation to correcting the presentation of certain servicing fees and expenses. The presentation for the three months ended June 30, 2020, reflects these fees on a gross basis in shareowner servicing fees on the Condensed Consolidated Statements of Comprehensive Income (Loss), while the fees were netted in distribution expenses in the three months ended June 30, 2019. The correction is offset in distribution expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss). This increase was partially offset by a decrease of $1.5 million in transfer agent servicing fees.

For the six months ended June 30, 2020, shareowner servicing fees increased $23.4 million compared to the six months ended June 30, 2019, primarily due to a $22.1 million increase in relation to correcting the presentation of certain servicing fees and expenses as discussed above. Transfer agent servicing fees of $1.3 million also contributed to the increase during the six months ended June 30, 2020.

Other revenue

Other revenue is primarily composed of VelocityShares ETN fees, 12b-1 distribution fees, general administration charges and other fee revenue. Refer to the discussion under the “Assets Under Management” section for details of the delisting of VelocityShares ETNs, which will have a negative impact on future ETN fees. Other revenue decreased by $1.9 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to decreases of $0.7 million in 12b-1 fees and $0.7 million in licensing fees.

Other revenue increased by $1.4 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to increases of $1.8 million in 12b-1 fees and $1.2 million in licensing fees, partially offset by $0.8 million reduction in general administration charges and a $0.5 million decrease in other fee revenue.

Operating Expenses

					Three months	Six months
	Three months ended		Six months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating expenses (in millions):
Employee compensation and benefits	$145.8	$146.5	$301.4	$291.5	(0)%	3%
Long-term incentive plans	49.1	49.2	82.7	97.6	(0)%	(15)%
Distribution expenses	104.7	101.5	216.9	203.4	3%	7%
Investment administration	12.6	11.1	24.3	22.9	14%	6%
Marketing	3.7	8.1	10.4	15.6	(54)%	(33)%
General, administrative and occupancy	58.0	67.7	123.2	132.9	(14)%	(7)%
Impairment of goodwill and intangible assets	26.4	18.0	513.7	18.0	47%	2,754%
Depreciation and amortization	11.0	15.3	26.0	30.3	(28)%	(14)%
Total operating expenses	$411.3	$417.4	$1,298.6	$812.2	(1)%	60%

Employee compensation and benefits

Employee compensation and benefits decreased by $0.7 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease of $1.7 million in variable compensation and favorable foreign currency translation of $1.4 million. These decreases were partially offset by increases of $1.7 million in temporary staffing charges and project costs and $1.6 million in annual base-pay increases.

Employee compensation and benefits increased by $9.9 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily driven by increases of $7.5 million in variable compensation mainly due to higher operating profit, $3.9 million in temporary staffing charges and project costs, and $3.2 million in annual base-pay increases. These increases were partially offset by favorable foreign currency translation of $2.7 million.

Long-term incentive plans

Long-term incentive plans were consistent quarter over quarter. The significant items impacting these periods include a $3.2 million decrease in payroll taxes on vestings and favorable foreign currency translation of $0.7 million. These decreases were partially offset by $4.0 million in fair value adjustments related to mutual fund share awards and certain Intech long-term incentive awards during the three months ended June 30, 2020.

Long-term incentive plans decreased $14.9 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily driven by $13.1 million in fair value adjustments related to mutual fund share awards and certain Intech long-term incentive awards, and favorable foreign currency translation of $1.5 million during the six months ended June 30, 2020.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased $3.2 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily due to $10.9 million in relation to correcting the presentation of certain services fees and expenses as discussed above in shareowner servicing fees, and an increase of $2.9 million due to the impact of higher management fee margins. The increase is partially offset by a decrease of $9.8 million due to the impact of a decline in average AUM.

Distribution expenses increased $13.5 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily due to $22.1 million in relation to correcting the presentation of certain services fees and expenses as discussed above in shareowner servicing fees. The increase was partially offset by a decrease of $9.2 million due to the impact of a decline in average AUM.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased by $1.5 million and $1.4 million during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, respectively, primarily due to an increase in custodial and money market administration fees.

Marketing

Marketing expenses decreased by $4.4 million and $5.2 million during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, respectively, primarily due to fewer marketing events and advertising campaigns during the COVID-19 pandemic.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $9.7 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due to a decrease of $5.3 million in travel expenses as a result of the COVID-19 pandemic and favorable foreign currency translation of $1.1 million. There were no other significant items driving the decrease in general, administrative and occupancy expenses quarter over quarter.

General, administrative and occupancy expenses decreased by $9.7 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to a $6.3 million decrease in travel expenses as a result of the COVID-19 pandemic, a $4.7 million impairment of sub-leased office space that was recognized during the six months ended June 30, 2019, and favorable foreign currency translation of $1.8 million. These decreases were partially offset by increases of $2.6 million in consultancy fees and $2.0 million in software licensing costs during the six months ended June 30, 2020.

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges increased by $8.4 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase is due to a $26.4 million impairment of the VelocityShares ETN definite-lived intangible asset during the three months ended June 30, 2020, partially offset by an $18.0 million impairment related to certain mutual fund investment management agreements recognized during the three months ended June 30, 2019.

Goodwill and intangible asset impairment charges increased by $495.7 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to the impairment charges discussed above and a $487.3 million impairment of our goodwill and certain mutual fund investment management agreements and client relationships during the six months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization expenses decreased by $4.3 million during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to a decrease in the amortization of intangible assets resulting from the sale of Geneva and the impairment of certain client relationships during the three and six months ended June 30, 2020.

Non-Operating Income and Expenses

					Three months	Six months
	Three months ended		Six months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(4.2)	$(6.5)	$(8.3)	24%	22%
Investment gains (losses), net	50.3	4.8	(0.2)	18.1	948%	(101)%
Other non-operating income, net	8.6	28.5	40.8	24.6	(70)%	66%
Income tax benefit (provision)	(30.1)	(35.3)	38.7	(65.2)	15%	159%

Interest expense

Interest expense decreased $1.0 million and $1.8 million during the three and six months ended June 30, 2020, compared to the six months ended June 30, 2019, respectively. The decreases are primarily due to a decrease in the unwind of the discount related to Geneva contingent consideration during the three and six months ended June 30, 2020. Additionally, the three and six months ended June 30, 2019, also included interest expense in relation to the Perennial Fixed Interest Partners Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) earn-out, which was fully paid during the year ended December 31, 2019.

Investment gains (losses), net

The components of investment gains (losses), net for the three and six months ended June 30, 2020 and 2019, were as follows (in millions):

					Three months	Six months
	Three months ended		Six months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$11.1	$0.8	$6.0	$3.4	1,288%	76%
Third-party ownership interests in seeded investment products	29.0	2.6	(9.4)	8.2	1,015%	(215)%
Long Tail Alpha	4.4	0.3	5.7	0.7	1,367%	714%
Deferred equity plan	4.7	1.7	(2.6)	5.4	176%	(148)%
Other	1.1	(0.6)	0.1	0.4	283%	(75)%
Investment gains (losses), net	$50.3	$4.8	$(0.2)	$18.1	948%	(101)%

Investment gains (losses), net moved favorably by $45.5 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments and third-party ownership interests in seeded investment products.

Investment gains (losses), net moved unfavorably by $18.3 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to third-party ownership interests in seeded investment products.

Other non-operating income, net

Other non-operating income, net declined $19.9 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a $20.0 million contingent consideration adjustment associated with Geneva due to an updated forecast recognized during the three months ended June 30, 2019, and a $2.9 million decrease in interest income during the three months ended June 30, 2020. These decreases were partially offset by favorable foreign currency translation of $4.9 million during the three months ended June 30, 2020.

Other non-operating income, net improved $16.2 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily due to a $16.2 million gain and $7.1 million contingent consideration adjustment in relation to the sale of Geneva, and favorable foreign currency translation of $16.9 million recognized during the six months ended June 30, 2020. These increases were partially offset by the $20.0 million contingent consideration adjustment discussed above and a $5.5 million decrease in interest income during the six months ended June 30, 2020.

Income tax benefit (provision)

Our effective tax rates for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Effective tax rate	18.5%	24.0%	20.2%	23.5%

The effective tax rate for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was impacted by a significant reduction in pre-tax income, primarily due to a pre-tax loss from the impairment of intangible assets and goodwill. Most of the impairment charges were temporary in nature and did not have a direct impact on the effective tax rate. The effective tax rate was also impacted by a tax shortfall on non-deductible equity-based compensation and non-deductible goodwill.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended June 30, 2020 and 2019 (in millions, except per share and operating margin data):

	Three months ended	Three months ended
	June 30,	June 30,
	2020	2019
Reconciliation of revenue to adjusted revenue
Revenue	$518.0	$535.9
Management fees	(40.2)	(46.4)
Shareowner servicing fees	(39.0)	(29.1)
Other revenue	(25.5)	(26.0)
Adjusted revenue(1)	$413.3	$434.4
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$411.3	$417.4
Employee compensation and benefits(2)	(0.5)	(3.1)
Long-term incentive plans(2)	0.2	0.2
Distribution expenses(1)	(104.7)	(101.5)
General, administrative and occupancy(2)	(2.8)	(5.3)
Impairment of goodwill and intangible assets(3)	(26.4)	(18.0)
Depreciation and amortization(3)	(2.2)	(7.3)
Adjusted operating expenses	$274.9	$282.4
Adjusted operating income	138.4	152.0
Operating margin(4)	20.6%	22.1%
Adjusted operating margin(5)	33.5%	35.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$102.9	$109.4
Employee compensation and benefits(2)	0.5	3.1
Long-term incentive plans(2)	(0.2)	(0.2)
General, administrative and occupancy(2)	2.8	5.3
Impairment of goodwill and intangible assets(3)	26.4	18.0
Depreciation and amortization(3)	2.2	7.3
Interest expense(6)	—	1.0
Investment gains (losses), net(6)	—	1.0
Other non-operating income, net(6)	(0.6)	(22.6)
Income tax benefit (provision)(7)	(7.4)	(2.6)
Adjusted net income attributable to JHG	126.6	119.7
Less: allocation of earnings to participating stock-based awards	(3.7)	(3.5)
Adjusted net income attributable to JHG common shareholders	$122.9	$116.2
Weighted-average common shares outstanding — diluted (two class)	182.1	190.7
Diluted earnings per share (two class)(8)	$0.55	$0.56
Adjusted diluted earnings per share (two class)(9)	$0.67	$0.61

(1)	We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue.

(2)	Adjustments primarily represent integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. JHG management believes these costs are not representative of our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments for the three months ended June 30, 2020 and 2019, also include impairment charges of $26.4 million and $18.0 million, respectively, related to certain mutual fund investment management agreements and client relationships. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments primarily relate to contingent consideration adjustments associated with prior acquisitions and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. JHG management believes these costs are not representative of our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of June 30, 2020, and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents held by the Group	$835.8	$732.4
Investment securities held by the Group	$203.9	$223.6
Fees and other receivables	$284.5	$334.8
Debt	$314.8	$316.2

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £327.1 million ($404.2 million), resulting in capital above the regulatory group’s regulatory requirement of £193.2 million ($238.7 million) as of June 30, 2020, based on internal calculations and taking into account the effect of dividends related to second quarter 2020 results that will be paid in the third quarter 2020. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we are authorized to repurchase up to $200 million of our common stock on the NYSE and CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) at any time prior to the date of our 2021 Annual General Meeting. At our Annual General Meeting held on April 30, 2020, JHG shareholders voted to renew our authorization for on-market purchases through the date of our 2021 Annual General Meeting. We commenced repurchases under the buyback program in March 2020 and repurchased a total of 1,061,633 shares of our common stock and CDIs for $22.0 million during the three months ended June 30, 2020.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. We purchased 427,401 shares at an average price of $18.69 in satisfaction of employee awards and entitlements during the three months ended June 30, 2020.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the six months ended June 30, 2020, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020
$0.36	April 29, 2020	$66.1	June 3, 2020

On July 28, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on August 26, 2020, to shareholders of record at the close of business on August 10, 2020.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of June 30, 2020, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, and Intech noncontrolling interests. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

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

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of £12.0 million ($14.8 million).

We believe that we will have sufficient resources to satisfy our long-term liquidity requirements.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that may provide, or require us to provide, financing, liquidity, market or credit risk support that are not reflected in our condensed consolidated financial statements.

Other Sources of Liquidity

At June 30, 2020, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to the overall amount of the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

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

Cash Flows

A summary of cash flow data for the six months ended June 30, 2020 and 2019, was as follows (in millions):

	Six months ended
	June 30,
	2020	2019
Cash flows provided by (used for):
Operating activities	$242.5	$83.0
Investing activities	(125.0)	11.5
Financing activities	(8.6)	(275.5)
Effect of exchange rate changes on cash and cash equivalents	(25.0)	(4.6)
Net change in cash and cash equivalents	83.9	(185.6)
Cash balance at beginning of period	796.5	916.6
Cash balance at end of period	$880.4	$731.0

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash (used for) provided by investing activities for the six months ended June 30, 2020 and 2019, was as follows (in millions):

	Six months ended
	June 30,
	2020	2019
Sales of investment securities, net	$77.5	$57.5
Purchases of investment securities by consolidated seeded investment products, net	(237.4)	(22.2)
Purchase of property, equipment and software	(12.4)	(14.8)
Proceeds from sale of Geneva	38.6	—
Cash received (paid) on settled hedges, net	6.0	(10.7)
Other	2.7	1.7
Cash (used for) provided by investing activities	$(125.0)	$11.5

Cash outflows from investing activities were $125.0 million during the six months ended June 30, 2020, and cash inflows from investing activities were $11.5 million during the six months ended June 30, 2019. Cash outflows from investing activities during the six months ended June 30, 2020, was primarily due to net purchases of investment securities by consolidated seeded investment products, partially offset by net sales of investment securities and proceeds from the sale of Geneva. When comparing the six months ended June 30, 2020, to the six months ended June 30, 2019, the change in cash (used for) provided by investing activities is primarily due to sales and purchases of investment securities by consolidated seeded investment products. An increase in third-party activity within the consolidated seeded investment products, primarily due to a larger VIE investment securities balance, which increased from $311.1 million at June 30, 2019, to $632.2 million at June 30, 2020, contributed to this change.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2020 and 2019, was as follows (in millions):

	Six months ended
	June 30,
	2020	2019
Dividends paid to shareholders	$(132.3)	$(138.3)
Third-party sales in consolidated seeded investment products, net	237.4	22.2
Purchase of common stock for stock-based compensation plans	(45.7)	(38.1)
Purchase of common stock as part of share buyback program	(53.2)	(106.1)
Payment of contingent consideration	(13.8)	(14.1)
Other	(1.0)	(1.1)
Cash used for financing activities	$(8.6)	$(275.5)

Cash outflows from financing activities were $8.6 million and $275.5 million during the six months ended June 30, 2020 and 2019, respectively. Cash outflows from financing activities during the six months ended June 30, 2020, were primarily due to net sales in consolidated seeded investment products, partially offset by dividends paid to shareholders and the purchase of common stock for stock-based compensation plans and the share buyback program. When comparing the six months ended June 30, 2020, to the six months ended June 30, 2019, the change in cash used for financing activities is primarily due to sales and purchases of securities within consolidated seeded investment products. An increase in third-party activity within the consolidated seeded investment products, primarily due to a larger VIE investment securities balance, which increased from $311.1 million at June 30, 2019, to $632.2 million at June 30, 2020, contributed to this change.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.   Controls and Procedures

As of June 30, 2020, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, CEO, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 — Commitments and Contingencies.

Item 1A.  Risk Factors

Changes in our risk factors from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, are set forth below.

Our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has severely impacted, and will likely continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets; increased unemployment; and operational challenges such as the temporary closures of businesses and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing sheltering-in-place directives, stimulus and liquidity programs, and by cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption caused by COVID-19. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy could deepen, and our results of operations and financial condition in future quarters also could be adversely affected.

Toward the end of the first quarter of 2020 and throughout the second quarter, the pandemic impacted our business and results of operations, and such impact could be greater in future quarters if conditions persist (e.g., widespread illness, quarantines, cancellation of events and travel, business and school shutdowns, supply chain disruptions, reductions in business activity, elevated levels of unemployment, and overall economic and financial market instability). Material impacts on our business may be possible, including the following:

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

The extent to which COVID-19 and the related global economic crisis affects our business, results of operations and liquidity and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period; future actions taken by governmental authorities, central banks and other third parties in response to the pandemic; and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of the pandemic could have an impact on many of the other risks described in the “Risk Factors” section in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we are authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting. At our Annual General Meeting held on April 30, 2020, JHG shareholders voted to renew our authorization for on-market purchases through the date of our 2021 Annual General Meeting. We commenced repurchases under the buyback program in March 2020 and repurchased a total of 1,061,633 shares of our common stock and CDIs for $22.0 million during the three months ended June 30, 2020.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. During the second quarter 2020, we purchased 427,401 shares on-market for $8.0 million in satisfaction of employee awards and entitlements, which was not related to the above Board approval.

The following table presents our ordinary shares purchased on-market by month during the six months ended June 30, 2020, in connection with the share buyback program and in satisfaction of employee awards and entitlements.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	5,000	$25.28	—	$—
February	1,550,760	25.02	—	$200
March	2,214,408	15.34	2,061,205	$168
April	4,090	17.58	—	$168
May	735,574	18.11	438,443	$161
June	749,370	22.21	623,190	$147
Total	5,259,202	$19.57	3,122,838

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

Date: July 29, 2020

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Senior Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)