Form 10-Q
period 2020-09-30
JANUS HENDERSON GROUP PLC
filed 2020-10-29
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, there were 181,405,733 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$909.0	$733.9
Investment securities	290.8	253.5
Fees and other receivables	295.1	334.8
OEIC and unit trust receivables	195.6	131.7
Assets of consolidated VIEs:
Cash and cash equivalents	17.5	62.6
Investment securities	158.4	924.8
Other current assets	21.3	23.5
Other current assets	94.0	116.0
Total current assets	1,981.7	2,580.8
Non-current assets:
Property, equipment and software, net	81.4	84.7
Intangible assets, net	2,657.5	3,088.6
Goodwill	1,341.9	1,504.3
Retirement benefit asset, net	209.2	214.0
Other non-current assets	155.4	149.3
Total assets	$6,427.1	$7,621.7

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$203.6	$246.0
Current portion of accrued compensation, benefits and staff costs	274.4	335.7
OEIC and unit trust payables	203.3	130.9
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	10.3	57.1
Total current liabilities	691.6	769.7

Non-current liabilities:
Accrued compensation, benefits and staff costs	45.0	59.4
Long-term debt	314.0	316.2
Deferred tax liabilities, net	613.3	729.1
Retirement benefit obligations, net	4.4	4.4
Other non-current liabilities	139.5	158.8
Total liabilities	1,807.8	2,037.6

Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	86.2	677.9

EQUITY
Common stock ($1.50 par, 480,000,000 shares authorized and 181,405,733 and 186,975,693 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively)	272.1	280.5
Additional paid-in-capital	3,804.0	3,828.5
Treasury shares (2,647,785 and 3,545,812 shares held, respectively)	(111.2)	(139.5)
Accumulated other comprehensive loss, net of tax	(415.2)	(367.1)
Retained earnings	965.8	1,284.1
Total shareholders’ equity	4,515.5	4,886.5
Nonredeemable noncontrolling interests	17.6	19.7
Total equity	4,533.1	4,906.2
Total liabilities, redeemable noncontrolling interests and equity	$6,427.1	$7,621.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Management fees	$457.7	$446.2	$1,305.0	$1,334.5
Performance fees	7.0	1.4	38.8	(0.7)
Shareowner servicing fees	53.7	39.3	151.3	113.5
Other revenue	50.1	49.1	146.3	143.9
Total revenue	568.5	536.0	1,641.4	1,591.2
Operating expenses:
Employee compensation and benefits	154.9	147.9	456.3	439.4
Long-term incentive plans	42.7	42.2	125.4	139.8
Distribution expenses	118.8	102.8	335.7	306.2
Investment administration	13.1	11.2	37.4	34.1
Marketing	5.3	5.5	15.7	21.1
General, administrative and occupancy	65.6	67.6	188.8	200.5
Impairment of goodwill and intangible assets	—	—	513.7	18.0
Depreciation and amortization	11.6	15.2	37.6	45.5
Total operating expenses	412.0	392.4	1,710.6	1,204.6
Operating income (loss)	156.5	143.6	(69.2)	386.6
Interest expense	(3.2)	(3.5)	(9.7)	(11.8)
Investment gains, net	25.5	4.0	25.3	22.1
Other non-operating income (expense), net	(0.9)	4.7	39.9	29.3
Income (loss) before taxes	177.9	148.8	(13.7)	426.2
Income tax provision	(40.8)	(35.7)	(2.1)	(100.9)
Net income (loss)	137.1	113.1	(15.8)	325.3
Net income attributable to noncontrolling interests	(18.2)	(1.0)	(9.4)	(9.7)
Net income (loss) attributable to JHG	$118.9	$112.1	$(25.2)	$315.6

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.65	$0.58	$(0.14)	$1.62
Diluted	$0.65	$0.58	$(0.14)	$1.62
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$97.4	$(57.7)	$(41.1)	$(58.2)
Actuarial gains	0.1	—	0.3	—
Other comprehensive income (loss), net of tax	97.5	(57.7)	(40.8)	(58.2)
Other comprehensive loss (income) attributable to noncontrolling interests	(11.0)	0.5	(7.3)	0.5
Other comprehensive income (loss) attributable to JHG	$86.5	$(57.2)	$(48.1)	$(57.7)
Total comprehensive income (loss)	$234.6	$55.4	$(56.6)	$267.1
Total comprehensive income attributable to noncontrolling interests	(29.2)	(0.5)	(16.7)	(9.2)
Total comprehensive income (loss) attributable to JHG	$205.4	$54.9	$(73.3)	$257.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Nine months ended
	September 30,
	2020	2019
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income (loss)	$(15.8)	$325.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.6	45.5
Impairment of goodwill and intangible assets	513.7	18.0
Deferred income taxes	(109.8)	(6.0)
Stock-based compensation plan expense	52.2	56.7
Impairment of right-of-use operating asset	1.3	4.7
Gain on sale of Geneva	(16.2)	—
Investment gains, net	(25.3)	(22.1)
Contributions to pension plans in excess of costs recognized	(0.4)	(5.0)
Contingent consideration adjustment	(7.1)	(20.0)
Other, net	(14.7)	(10.5)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	8.5	(0.2)
Other assets	54.9	1.1
Other accruals and liabilities	(53.4)	(131.3)
Net operating activities	425.5	256.2
Investing activities:
Proceeds from (purchase of):
Investment securities, net	48.8	81.0
Property, equipment and software	(16.5)	(23.2)
Investment securities by consolidated seeded investment products, net	(64.8)	(65.1)
Cash paid on settled seed capital hedges, net	(0.1)	(19.3)
Dividends received from equity-method investments	0.4	0.5
Contingent consideration from sale of Volantis	2.2	1.5
Contingent consideration from sale of Geneva	1.6	—
Proceeds from sale of Geneva	38.4	—
Net investing activities	10.0	(24.6)
Financing activities:
Proceeds from stock-based compensation plans	(0.1)	—
Purchase of common stock for stock-based compensation plans	(48.4)	(38.8)
Purchase of common stock for share buyback program	(103.4)	(187.4)
Dividends paid to shareholders	(198.1)	(206.1)
Payment of contingent consideration	(13.8)	(14.1)
Distributions to noncontrolling interests	(0.5)	(0.9)
Third-party sales in consolidated seeded investment products, net	64.8	65.1
Principal payments under capital lease obligations	(0.3)	(0.8)
Net financing activities	(299.8)	(383.0)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(5.7)	8.5
Net change	130.0	(142.9)
At beginning of period	796.5	916.6
At end of period	$926.5	$773.7
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6
Cash paid for income taxes, net of refunds	$130.6	$143.7
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$909.0	$736.3
Cash and cash equivalents held in consolidated VIEs	17.5	37.4
Total cash and cash equivalents	$926.5	$773.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2020	183.9	$275.8	$3,792.1	$(114.6)	$(501.7)	$959.2	$18.1	$4,428.9
Net income (loss)	—	—	—	—	—	118.9	(0.5)	118.4
Other comprehensive income	—	—	—	—	86.5	—	—	86.5
Dividends paid to shareholders ($0.36 per share)	—	—	—	—	—	(65.5)	—	(65.5)
Share buyback program	(2.5)	(3.7)	—	—	—	(46.5)	—	(50.2)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.3)	—	(0.3)
Purchase of common stock for stock-based compensation plans	—	—	(2.1)	(0.6)	—	—	—	(2.7)
Vesting of stock-based compensation plans	—	—	(4.0)	4.0	—	—	—	—
Stock-based compensation plan expense	—	—	18.1	—	—	—	—	18.1
Proceeds from stock-based compensation plans	—	—	(0.1)	—	—	—	—	(0.1)
Balance at September 30, 2020	181.4	$272.1	$3,804.0	$(111.2)	$(415.2)	$965.8	$17.6	$4,533.1

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2019	191.6	$287.5	$3,801.6	$(147.8)	$(424.0)	$1,280.8	$22.4	$4,820.5
Net income	—	—	—	—	—	112.1	0.1	112.2
Other comprehensive loss	—	—	—	—	(57.2)	—	—	(57.2)
Dividends paid to shareholders ($0.36 per share)	—	—	—	—	—	(67.8)	—	(67.8)
Share buyback program	(4.1)	(6.3)	—	—	—	(75.0)	—	(81.3)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(0.7)	—	—	—	—	(0.7)
Vesting of stock-based compensation plans	—	—	(3.7)	3.7	—	—	—	—
Stock-based compensation plan expense	—	—	18.6	—	—	—	—	18.6
Balance at September 30, 2019	187.5	$281.2	$3,815.8	$(144.1)	$(481.2)	$1,250.4	$22.5	$4,744.6

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2020	187.0	$280.5	$3,828.5	$(139.5)	$(367.1)	$1,284.1	$19.7	$4,906.2
Net loss	—	—	—	—	—	(25.2)	(1.6)	(26.8)
Other comprehensive loss	—	—	—	—	(48.1)	—	—	(48.1)
Dividends paid to shareholders ($1.08 per share)	—	—	0.1	—	—	(198.2)	—	(198.1)
Share buyback program	(5.6)	(8.4)	—	—	—	(95.0)	—	(103.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.1	—	0.1
Purchase of common stock for stock-based compensation plans	—	—	(44.9)	(3.5)	—	—	—	(48.4)
Vesting of stock-based compensation plans	—	—	(31.8)	31.8	—	—	—	—
Stock-based compensation plan expense	—	—	52.2	—	—	—	—	52.2
Proceeds from stock-based compensation plans	—	—	(0.1)	—	—	—	—	(0.1)
Balance at September 30, 2020	181.4	$272.1	$3,804.0	$(111.2)	$(415.2)	$965.8	$17.6	$4,533.1

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2019	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8
Net income	—	—	—	—	—	315.6	1.5	317.1
Other comprehensive loss	—	—	—	—	(57.7)	—	—	(57.7)
Dividends paid to shareholders ($1.08 per share)	—	—	0.1	—	—	(206.2)	—	(206.1)
Share buyback program	(8.9)	(13.4)	—	—	—	(174.0)	—	(187.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.5	—	0.5
Purchase of common stock for stock-based compensation plans	—	—	(33.9)	(4.9)	—	—	—	(38.8)
Vesting of stock-based compensation plans	—	—	(31.6)	31.6	—	—	—	—
Stock-based compensation plan expense	—	—	56.7	—	—	—	—	56.7
Balance at September 30, 2019	187.5	$281.2	$3,815.8	$(144.1)	$(481.2)	$1,250.4	$22.5	$4,744.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Group,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP are not required for interim reporting purposes and have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2019. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Recent Accounting Pronouncements Adopted

Implementation Costs — Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU became effective January 1, 2020, for calendar year-end companies and for the interim periods within those years. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. We adopted the ASU effective January 1, 2020, using the prospective approach. There were $0.3 million of capitalized implementation costs incurred during the nine-month period ended September 30, 2020. We generally expect increased capitalized costs as our previous policy dictated that implementation costs incurred in a hosting arrangement be expensed as incurred.

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

Consideration included aggregate cash consideration of $38.4 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income (expense), net on the Condensed Consolidated Statements of Comprehensive Income (Loss) during the nine months ended September 30, 2020.

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

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of September 30, 2020, and December 31, 2019, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. The assets of these VIEs are not available to us or our creditors. We may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG. Our consolidated VIEs decreased $766.4 million from December 31, 2019, primarily due to the deconsolidation of certain funds.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	September 30,	December 31,
	2020	2019
Unconsolidated VIEs	$57.3	$9.9

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

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	September 30,	December 31,
	2020	2019
Investment securities	$24.8	$29.9
Cash and cash equivalents	12.4	1.5
Other current assets	0.2	0.2
Accounts payable and accrued liabilities	(0.8)	(0.7)
Total	36.6	30.9
Redeemable noncontrolling interests in consolidated VREs	(6.3)	(6.3)
JHG's net interest in consolidated VREs	$30.3	$24.6

Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	September 30,	December 31,
	2020	2019
Unconsolidated VREs	$55.1	$21.5

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 4 — Investment Securities

Our investment securities as of September 30, 2020, and December 31, 2019, are summarized as follows (in millions):

	September 30,	December 31,
	2020	2019
Seeded investment products:
Consolidated VIEs	$158.4	$924.8
Consolidated VREs	24.8	29.9
Unconsolidated VIEs and VREs	112.4	31.4
Separate accounts	59.2	60.8
Pooled investment funds	0.1	0.1
Total seeded investment products	354.9	1,047.0
Investments related to deferred compensation plans	88.9	125.9
Other investments	5.4	5.4
Total investment securities	$449.2	$1,178.3

Trading Securities

Net unrealized gains on investment securities held as of the three and nine months ended September 30, 2020 and 2019, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Unrealized gains on investment securities held at period end	$25.5	$4.1	$34.1	$19.8

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

We were party to the following derivative instruments as of September 30, 2020, and December 31, 2019 (in millions):

	Notional value
	September 30, 2020	December 31, 2019
Futures	$153.0	$222.9
Credit default swaps	204.4	143.0
Total return swaps	39.1	46.3
Foreign currency forward contracts	239.3	327.8

The derivative instruments are not designated as hedges for accounting purposes, with the exception of certain foreign currency forward contracts used for net investment hedging. Changes in fair value of the futures, index swaps, TRSs and credit default swaps are recognized in investment gains, net in our Condensed Consolidated Statements of Comprehensive Income (Loss). Changes in the fair value of the foreign currency forward contracts designated as hedges for accounting purposes are recognized in other comprehensive income (loss), net of tax on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2020, derivative assets and liabilities were $17.4 million and $4.9 million, respectively.

We recognized the following foreign currency translation losses on hedged seed investments denominated in currencies other than our functional currency and gains associated with foreign currency forward contracts under net investment hedge accounting for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Foreign currency translation	$(2.5)	$(3.0)	$5.8	$(3.9)
Foreign currency forward contracts	2.5	3.0	(5.8)	3.9
Total	$—	$—	$—	$—

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also occasionally engage in short sales of securities to hedge seed investments. As of September 30, 2020, and December 31,

2019, the fair value of securities sold but not yet purchased were $16.4 million and $26.5 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains, net on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Derivative Instruments in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains, net in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Our consolidated seeded investment products were party to the following derivative instruments as of September 30, 2020, and December 31, 2019 (in millions):

	Notional Value
	September 30, 2020	December 31, 2019
Futures	$314.0	$88.3
Contracts for differences	3.6	15.5
Credit default swaps	15.1	0.1
Total return swaps	9.3	0.1
Interest rate swaps	48.8	19.4
Options	70.0	1.0
Foreign currency forward contracts	68.8	167.5

Investment Gains, Net

Investment gains, net on our Condensed Consolidated Statements of Comprehensive Income (Loss) included the following for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Seeded investment products and derivatives, net	$5.2	$0.1	$11.2	$3.5
Third-party ownership interests in seeded investment products	18.1	0.8	8.7	9.0
Long Tail Alpha	0.4	0.3	6.1	1.0
Deferred equity plan	1.4	1.6	(1.2)	7.0
Other	0.4	1.2	0.5	1.6
Investment gains, net	$25.5	$4.0	$25.3	$22.1

Cash Flows

Cash flows related to investment securities for the nine months ended September 30, 2020 and 2019, are summarized as follows (in millions):

	Nine months ended September 30,
	2020		2019
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(69.3)	$4.5	$(380.9)	$315.8
Investment securities	(109.5)	158.3	(51.9)	132.9

Note 5 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2020 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$413.3	$—	$—	$413.3
Investment securities:
Consolidated VIEs	81.2	70.5	6.7	158.4
Other investment securities	242.1	48.7	—	290.8
Total investment securities	323.3	119.2	6.7	449.2
Seed hedge derivatives	—	17.4	—	17.4
Derivatives in consolidated seeded investment products	—	17.2	—	17.2
Volantis contingent consideration	—	—	1.0	1.0
Geneva contingent consideration	—	—	18.9	18.9
Total assets	$736.6	$153.8	$26.6	$917.0
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.2	$—	$0.2
Securities sold, not yet purchased	16.4	—	—	16.4
Seed hedge derivatives	—	4.9	—	4.9
Long-term debt(1)	—	343.4	—	343.4
Deferred bonuses	—	—	52.2	52.2
Total liabilities	$16.4	$348.5	$52.2	$417.1

(1)	Carried at amortized cost and disclosed at fair value.

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of December 31, 2019 (in millions):

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

Level 3 Fair Value Measurements

Investment Securities

As of September 30, 2020, and December 31, 2019, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of our material Level 3 assets included within consolidated VIEs as of September 30, 2020, and December 31, 2019, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of September 30, 2020	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$6.2	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	8.38
			Price-earnings ratio	14.01

			Significant
	Fair	Valuation	unobservable
As of December 31, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$9.9	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	5.92
			Price-earnings ratio	11.09

Sale of Geneva

In the fourth quarter 2019, we entered into an agreement to sell our Milwaukee-based U.S. equities subsidiary, Geneva. The sale closed on March 17, 2020, and the previous contingent consideration liability from the purchase of Geneva was waived as part of the sale agreement. As of September 30, 2020, consideration included aggregate cash consideration paid of $38.4 million and contingent consideration (the “Earnout”) payable based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income (expense), net on the Condensed Consolidated Statements of Comprehensive Income (Loss) during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we received a $1.6 million contingent consideration payment. For further information regarding the contingent consideration asset, see Note 2 — Dispositions.

Acquisition of Kapstream

The purchase of Kapstream Capital Pty Limited (“Kapstream”) was a step acquisition, and the purchase of the second step (49%) had contingent consideration payable of up to $43.0 million. Payment of the contingent consideration was subject to all Kapstream products, and certain products advised by us, reaching defined revenue targets on the first, second and third anniversaries of January 31, 2017. The contingent consideration was payable in three equal installments on the anniversary dates and was indexed to the performance of the premier share class of the Kapstream Absolute Return Income Fund. If Kapstream achieved the defined revenue targets, the holders would receive the value of the contingent consideration, adjusted for gains or losses attributable to the mutual fund to which the contingent consideration was indexed, subject to tax withholding. On January 31, 2018, 2019 and 2020, the first, second and third anniversary of the acquisition, Kapstream reached defined revenue targets.

The following table presents the contingent considerations payments made to Kapstream during 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Kapstream contingent consideration payments	$13.8	$14.1	$15.3

All of the payments in the table above occurred in February of the respective year. The February 2020 payment represented the final payment and there was no remaining liability related to the Kapstream purchase as of September 30, 2020.

Disposal of Volantis

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis (excluding one particular fund) for a period of three years following the sale. In addition, consideration for the sale included 50% of the first £12 million of performance fees generated by the excluded fund referenced above. As of September 30, 2020, the fund has not reached the £12 million performance fee threshold. As a result, this fee sharing arrangement will remain in effect until the performance threshold is reached.

As of September 30, 2020, and December 31, 2019, the fair value of the Volantis contingent consideration was $1.0 million and $2.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three and nine months ended September 30, 2020 and 2019, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning of period fair value	$29.2	$19.1	$12.8	$23.1
Geneva contingent consideration	(1.4)	—	18.9	—
Settlements	—	(0.3)	(2.2)	(1.5)
Movement recognized in net income	(1.4)	(0.2)	(2.8)	(3.1)
Movements recognized in other comprehensive income	0.2	(0.2)	(0.1)	(0.1)
End of period fair value	$26.6	$18.4	$26.6	$18.4

Changes in fair value of our individual Level 3 liabilities for the three and nine months ended September 30, 2020 and 2019, were as follows (in millions):

	Three months ended September 30,
	2020	2019
	Deferred	Contingent	Deferred
	bonuses	consideration	bonuses
Beginning of period fair value	$42.9	$31.8	$60.7
Fair value adjustments	0.8	—	1.3
Vesting of deferred bonuses	(1.4)	—	(8.9)
Amortization of deferred bonuses	8.1	—	10.0
Unrealized gains (losses)	—	1.1	—
Distributions	—	—	—
Foreign currency translation	1.8	(0.8)	(1.9)
End of period fair value	$52.2	$32.1	$61.2

	Nine months ended September 30,
	2020		2019
	Contingent	Deferred	Contingent	Deferred
	consideration	bonuses	consideration	bonuses
Beginning of period fair value	$21.2	$76.6	$61.3	$68.5
Fair value adjustments	(7.1)	(0.3)	(20.0)	5.5
Vesting of deferred bonuses	—	(48.1)	—	(50.5)
Amortization of deferred bonuses	—	26.7	—	39.1
Unrealized gains (losses)	0.3	—	5.9	—
Distributions	(13.8)	—	(14.1)	—
Foreign currency translation	(0.6)	(2.7)	(1.0)	(1.4)
End of period fair value	$—	$52.2	$32.1	$61.2

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using discounted cash flow (“DCF”) analysis that requires assumptions regarding projected future earnings and discount rates. We also measured the fair value of intangible assets and goodwill during our interim impairment assessment completed during the three months ended March 31, 2020.

Refer to Note 6 — Goodwill and Intangible Assets for additional information on the interim impairment assessment. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

The significant inputs used in the first quarter 2020 DCF analysis to calculate the fair value of goodwill and the intangible assets include the discount rate, terminal growth rate and AUM projections.

A discount rate of 11.1% was used to determine the fair value of goodwill and intangible assets. The discount rate was calculated using a market participant approach with data from certain peer asset management companies. The discount rate also contemplated the risk free rate and other premiums, such as the risk premium and company size premium.

The terminal growth rates used in to determine the fair value of goodwill and intangible assets were based on the fundamentals of the business as well as varying external factors such as market positioning and industry growth expectations. The terminal growth rates varied by entity but all of the rates were within a range of 1% to 5%.

Due to the market volatility and unknown future economic impacts of COVID-19, we used three different market scenarios for the remainder of 2020. Each market scenario was probability weighted with 50% allocated to the upside and 25% allocated to the base case and downside scenarios. Market assumptions beyond 2020 reverted to our historical market norms of 6% for equity, 3% for fixed income and 4.5% for multi-asset products.

Note 6 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the nine months ended September 30, 2020 and 2019 (in millions):

	December 31,				Foreign currency	September 30,
	2019	Amortization	Disposal	Impairment	translation	2020
Indefinite-lived intangible assets:
Investment management agreements	$2,490.3	$—	$—	$(263.5)	$(12.7)	$2,214.1
Trademarks	380.8	—	—	(7.7)	(0.1)	373.0
Definite-lived intangible assets:
Client relationships	364.7	—	(79.3)	(119.0)	(0.3)	166.1
Accumulated amortization	(147.2)	(10.5)	61.4	—	0.6	(95.7)
Net intangible assets	$3,088.6	$(10.5)	$(17.9)	$(390.2)	$(12.5)	$2,657.5
Goodwill	$1,504.3	$—	$(23.5)	$(123.5)	$(15.4)	$1,341.9

	December 31,				Foreign currency	September 30,
	2018	Amortization	Disposal	Impairment	translation	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$—	$(18.0)	$(18.4)	$2,459.1
Trademarks	380.8	—	—	—	(0.2)	380.6
Definite-lived intangible assets:
Client relationships	363.3	—	—	—	(2.6)	360.7
Accumulated amortization	(116.3)	(22.0)	—	—	1.6	(136.7)
Net intangible assets	$3,123.3	$(22.0)	$—	$(18.0)	$(19.6)	$3,063.7
Goodwill	$1,478.0	$—	$—	$—	$(23.3)	$1,454.7

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

Goodwill and intangible asset impairments

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The impact of COVID-19 on the global economy and businesses has been extreme and continues to evolve, and its future effects are uncertain. Our financial results are directly impacted by volatility and declines in the global financial markets. In March 2020, the global financial markets declined substantially and our AUM was significantly impacted. We therefore determined that the sudden and severe decline in our AUM was a triggering event for performing an interim impairment assessment of our goodwill and intangible assets.

A DCF model was used to determine the estimated fair value of certain investment management agreements and client relationships while a relief from royalty method was used for trademarks. Some of the inputs used in the DCF and relief from royalty models required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns. Management’s judgment used in the assessments is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying value of certain investment management agreements, trademarks and client relationships exceeded their estimated fair value, and we recognized impairments of $263.5 million, $7.7 million and $92.6 million, respectively, during the three months ended March 31, 2020. Each impairment charge is included in the table above and recorded in goodwill and intangible asset impairment charges on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2020 (remainder of year)	$1.9
2021	7.6
2022	7.6
2023	7.3
2024	5.9
Thereafter	40.1
Total	$70.4

Note 7 — Debt

Our debt as of September 30, 2020, and December 31, 2019, consisted of the following (in millions):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$314.0	$343.4	$316.2	$330.0

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2020, of $14.0 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Capital Group Inc. (“JCG”) in relation to the 2025 Senior Notes.

Credit Facility

At September 30, 2020, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2020, we were in compliance with all covenants contained in, and there were no outstanding borrowings under the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 8 — Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective tax rate	22.9%	24.0%	(15.3)%	23.7%

The effective tax rate for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was impacted by the enactment of Finance Act 2020, where the UK government announced the UK tax rate would remain at 19% and not reduce to 17% as scheduled. As a result, the UK deferred assets and liabilities were revalued from 17% to 19%, creating a non-cash deferred tax expense of $6.9 million.

The effective tax rate for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was impacted by a significant reduction in pre-tax income, primarily due to a pre-tax loss from the impairment of intangible assets and goodwill. Most of the impairment charges were temporary in nature and did not have a direct impact on the effective tax rate. The effective tax rate for the nine months ended September 30, 2020, was also impacted by the enactment of Finance Act 2020, as discussed above, and a tax shortfall on non-deductible equity-based compensation and non-deductible goodwill.

As of September 30, 2020, and December 31, 2019, we had $12.3 million and $14.1 million of unrecognized tax benefits held for uncertain tax positions, respectively. We estimate that the existing liability for uncertain tax positions could decrease by up to $0.5 million within the next twelve months, without giving effect to changes in foreign currency translation.

The Coronavirus Aid, Relief and Economic Security Act (“CARES”), which was signed into law on March 27, 2020, and features significant business tax relief provisions and other measures to assist businesses, including, but not limited to, five-year carryback of federal net operating losses, retroactively correcting qualified improvement property and a temporary increase of Section 163(j) interest limitations. We have analyzed the impact of the CARES Act tax relief provisions, and determined they did not have a significant tax impact on JHG. However, in accordance with ASC Topic 740, Income Taxes, we recognized the income tax effects of the CARES Act in our financial statements for the first quarter of 2020, the reporting period in which the CARES Act was signed into law.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2020, and December 31, 2019, consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Consolidated seeded investment products	$70.8	$662.8
Intech:
Appreciation rights	12.3	11.8
Founding member ownership interests	3.1	3.3
Total redeemable noncontrolling interests	$86.2	$677.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Opening balance	$453.7	$138.8	$662.8	$121.6
Changes in market value	18.8	0.7	10.9	7.9
Changes in ownership	(413.1)	62.6	(610.0)	72.6
Foreign currency translation	11.4	(0.6)	7.1	(0.6)
Closing balance	$70.8	$201.5	$70.8	$201.5

Intech

Intech ownership interests held by a founding member had an estimated fair value of $3.1 million as of September 30, 2020, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests in Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of September 30, 2020, and December 31, 2019, were as follows (in millions):

	September 30,	December 31,
	2020	2019
Nonredeemable noncontrolling interests in:
Seed capital investments	$4.6	$6.7
Intech	13.0	13.0
Total nonredeemable noncontrolling interests	$17.6	$19.7

Note 10 — Long-Term Incentive and Employee Compensation

We granted $1.1 million and $131.5 million in long-term incentive awards during the three and nine months ended September 30, 2020, respectively, which generally vest and will be recognized using a graded vesting method over a three- or four-year period.

Note 11 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three and nine months ended September 30, 2020 and 2019, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$(0.2)	$(0.3)	$(0.6)	$(0.9)
Interest cost	(4.3)	(3.8)	(12.9)	(13.1)
Amortization of prior service cost	(0.1)	—	(0.3)	—
Expected return on plan assets	4.7	5.1	13.9	15.7
Net periodic benefit credit	$0.1	$1.0	$0.1	$1.7

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2020 and 2019, were as follows (in millions):

	Three months ended September 30,
	2020			2019
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(521.0)	$19.3	$(501.7)	$(448.7)	$24.7	$(424.0)
Other comprehensive income (loss)	97.6	(0.2)	97.4	(57.7)	—	(57.7)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.3	0.1	—	—	—
Total other comprehensive income (loss)	97.4	0.1	97.5	(57.7)	—	(57.7)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(11.0)	—	(11.0)	0.5	—	0.5
Ending balance	$(434.6)	$19.4	$(415.2)	$(505.9)	$24.7	$(481.2)

	Nine months ended September 30,
	2020			2019
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(386.2)	$19.1	$(367.1)	$(448.2)	$24.7	$(423.5)
Other comprehensive income (loss)	(39.5)	—	(39.5)	(58.2)	—	(58.2)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	0.3	(1.3)	—	—	—
Total other comprehensive income (loss)	(41.1)	0.3	(40.8)	(58.2)	—	(58.2)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(7.3)	—	(7.3)	0.5	—	0.5
Ending balance	$(434.6)	$19.4	$(415.2)	$(505.9)	$24.7	$(481.2)

The components of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2020 and 2019, were as follows (in millions):

	Three months ended September 30,
	2020			2019
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	Amount	amount	impact	Amount
Foreign currency translation adjustments	$98.2	$(0.6)	$97.6	$(58.3)	$0.6	$(57.7)
Retirement benefit asset, net	(0.2)	—	(0.2)	—	—	—
Reclassifications to net income	0.1	—	0.1	—	—	—
Total other comprehensive income (loss)	$98.1	$(0.6)	$97.5	$(58.3)	$0.6	$(57.7)

	Nine months ended September 30,
	2020			2019
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	Amount	amount	impact	Amount
Foreign currency translation adjustments	$(41.0)	$1.5	$(39.5)	$(60.7)	$2.5	$(58.2)
Reclassifications to net income	(1.3)	—	(1.3)	—	—	—
Total other comprehensive income (loss)	$(42.3)	$1.5	$(40.8)	$(60.7)	$2.5	$(58.2)

Note 13 — Earnings (Loss) and Dividends Per Share

Earnings (Loss) Per Share

The following is a summary of the earnings (loss) per share calculation for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) attributable to JHG	$118.9	$112.1	$(25.2)	$315.6
Allocation of earnings to participating stock-based awards	(3.5)	(3.1)	—	(8.7)
Net income (loss) attributable to JHG common shareholders	$115.4	$109.0	$(25.2)	$306.9

Weighted-average common shares outstanding — basic	178.4	187.9	180.4	189.4
Dilutive effect of nonparticipating stock-based awards	0.4	0.4	—	0.5
Weighted-average common shares outstanding — diluted	178.8	188.3	180.4	189.9

Earnings (loss) per share:
Basic (two class)	$0.65	$0.58	$(0.14)	$1.62
Diluted (two class)	$0.65	$0.58	$(0.14)	$1.62

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Unvested nonparticipating stock awards	0.8	1.0	1.5	1.0

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends paid during the nine months ended September 30, 2020:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020
$0.36	April 29, 2020	$66.1	June 3, 2020
$0.36	July 28, 2020	$65.8	August 26, 2020

On October 28, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on November 23, 2020, to shareholders of record at the close of business on November 9, 2020.

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of September 30, 2020, there were no material changes in the commitments and contingencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Eisenberg v. Credit Suisse AG and Janus Indices, Halbert v. Credit Suisse AG and Janus Indices, and Qiu v. Credit Suisse AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (“SDNY”) against a subsidiary of JHG Janus Index & Calculation Services LLC, which effective January 1, 2019, was renamed Janus Henderson Indices LLC (“Janus Indices”), on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse, the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes. On April 17, 2018, a second lawsuit was filed against Janus Indices and Credit Suisse in the U.S. District Court of the Northern District of Alabama by certain investors in XIV (Halbert v. Credit Suisse AG and Janus Indices).

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

The defendants in Halbert — Credit Suisse and Janus Indices — jointly moved to dismiss the amended complaint. On August 22, 2019, the court granted in part and denied in part the defendants’ motion to dismiss the claims. The court dismissed all claims against Janus Indices — including all federal securities claims — other than a claim for negligent misrepresentation. On October 1, 2020, the parties filed a joint motion to dismiss the remaining claim to prejudice, which was granted by the court.

We believe the remaining claims in these ETN lawsuits are without merit and we are vigorously defending the actions. As of September 30, 2020, we cannot reasonably estimate possible losses from the remaining claims in the ETN lawsuits.

With respect to the unaudited financial statements of Janus Henderson Group plc as of and for the three-month and nine-month periods ended September 30, 2020, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2020, appearing herein, states that they did not audit and they do not express an opinion on the unaudited financial statements. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial statements because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of September 30, 2020, and the related condensed consolidated statements of comprehensive income (loss) and of changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019 including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

October 29, 2020

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q not based on historical facts are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

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

Available Information

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto as soon as reasonably practicable after such filings have been made with the SEC. These reports may be obtained through our Investor Relations website (http://janushenderson.com/ir) and are available in print at no charge upon request by any shareholder. The contents of our website are not incorporated herein for any purpose. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Charters for the Audit Committee, Compensation Committee, Risk Committee, and Nominating and Corporate Governance Committee of our Board of Directors, our Corporate Governance Guidelines, our Code of Business Conduct, and our Code of Ethics for Senior Financial Officers (our “Senior Officer Code”) are posted on our Investor Relations website (http://janushenderson.com/ir) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code or our Code of Business Conduct and any waivers thereof for directors or executive officers. The information on our website is not incorporated by reference into this report.

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Quantitative Equities, Multi-Asset and Alternatives.

Segment Considerations

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and, on this basis, we operate as a single-segment investment management business.

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. COVID-19 continues to have a significant impact on the global economy primarily through preventive measures taken by businesses and governments to restrict its spread. We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees while continuing to service our clients who rely on us to invest and manage their money. However, COVID-19 is impacting our financial results, capital and liquidity, and business operations, and each of these impacts is discussed below.

Impact on Financial Results

The economic impact of COVID-19 adversely affected our financial results during the nine months ended September 30, 2020. Our revenues are primarily derived from management fees and performance fees, which are in turn dependent on the value and composition of our AUM. Our AUM was negatively impacted by the significant decline in the global financial markets, which primarily occurred during the first quarter of 2020. As of September 30, 2020, the values of the global financial markets have greatly improved from the significant decline due to COVID-19, and our AUM has also benefited from market improvements since the end of the first quarter.

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

Further, the decline in AUM during the first quarter of 2020 and the economic uncertainty of COVID-19 also affected the value of our intangible assets and goodwill, which resulted in impairments of $363.8 million and $123.5 million, respectively, during the first quarter of 2020. If our AUM is adversely impacted by further deterioration in global economic conditions caused by COVID-19, such as additional and significant declines in the value of the global financial markets, further impairments of goodwill or intangible assets are possible in future periods. Refer to Part I, Item 1 Note 6 — Goodwill and Intangible Assets for additional information on our intangible asset and goodwill impairment assessment.

Impact on Capital and Liquidity

Our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We hold surplus capital and liquidity over our requirements, which provide resilience against market downturns. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs, including access to our $200 million, unsecured, revolving credit facility. However, given the uncertainty surrounding the current economic environment, we are tightly controlling costs and capital expenditures. We currently do not expect to suspend quarterly dividend payments to shareholders or our share buyback program, however, we will assess these items on an ongoing basis.

Impact on Business Operations

COVID-19 is also affecting our business operations, however, we have a robust and detailed business continuity plan in place so that we can continue operating effectively during the COVID-19 pandemic, including processes to limit the spread of the virus among employees. For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to allow work-from-home arrangements and flexible work schedules, and to restrict business-related travel. Our employees are following the guidelines and an estimated 80% to 90% are working remotely from their homes. Our technology capabilities have the capacity to support remote working arrangements for our employees. We will manage employees’ return to the office with caution, and their health and safety will be a priority. We are also open to evolve and learn from our experiences over the past few months to become more agile with how we operate our business, with increased flexibility in how and where our employees work. While COVID-19 has created a new and challenging landscape for our business operations, our ability to effectively maintain our operations, internal controls and client relationships has not been adversely affected by the modifications we have made in response to the pandemic.

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

THIRD QUARTER 2020 SUMMARY

Third Quarter 2020 Highlights

●	Solid long-term investment performance, with 61% and 73% of our AUM outperforming relevant benchmarks on a three- and five-year basis, respectively, as of September 30, 2020.

●	AUM increased to $358.3 billion, up 6%, from June 30, 2020, due to positive markets and favorable foreign currency translation, partially offset by net outflows.

●	Third quarter 2020 diluted earnings per share was $0.65, or $0.70 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	On October 28, 2020, the Board declared a $0.36 per share dividend for the third quarter 2020.

●	During the third quarter 2020, we acquired 2,447,122 shares of our common stock for $50.2 million.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the third quarter 2020 was $568.5 million, an increase of $32.5 million, or 6%, from the third quarter 2019, primarily driven by increases of $14.4 million in shareowner servicing fees, $11.5 million in management fees and $5.6 million in performance fees.

Total operating expenses for the third quarter 2020 were $412.0 million, an increase of $19.6 million, or 5%, compared to operating expenses in the third quarter 2019, primarily driven by increases of $16.0 million and $7.0 million in distribution expenses and employee compensation and benefits, respectively. These increases were partially offset by a decrease of $3.6 million in depreciation and amortization expenses quarter over quarter.

Operating income for the third quarter 2020 was $156.5 million, an increase of $12.9 million, or 9%, compared to the third quarter 2019. Our operating margin was 27.5% in the third quarter 2020 compared to 26.8% in the third quarter 2019.

Net income attributable to JHG in the third quarter 2020 was $118.9 million, an increase of $6.8 million, or 6%, compared to the third quarter 2019 due to the factors impacting revenue and operating expense discussed above. In addition, investment gains, net improved $21.5 million from the third quarter 2019, primarily driven by fair value adjustments in relation to our seeded investment products and derivative instruments and the consolidation of third-party ownership interests in seeded investment products. This increase was partially offset by an improvement of $17.2 million in net income attributable to noncontrolling interests due to the removal of gains associated with third-party ownership interests in our seeded investment products and a $5.6 million decline in other non-operating income (expense), net.

Our ordinary dividend in respect of the third quarter 2020 totaled $0.36 per share.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of September 30, 2020:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	38%	53%	71%
Fixed Income	88%	92%	97%
Quantitative Equities	64%	8%	8%
Multi-Asset	93%	93%	95%
Alternatives	97%	97%	100%
Total Group	58%	61%	73%

Assets Under Management

Our AUM as of September 30, 2020, was $358.3 billion, a decrease of $16.5 billion, or (4%), from December 31, 2019, driven primarily by net redemptions of $23.3 billion and unfavorable foreign currency translation of $0.5 billion, partially offset by positive market movements of $11.5 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended September 30, 2020, the USD weakened against the AUD, the EUR and the GBP, resulting in a $4.7 billion increase to our AUM. During the nine months ended September 30, 2020, the USD weakened against the EUR and the AUD and strengthened against the GBP, resulting in a $0.5 billion decrease to our AUM. As of September 30, 2020, approximately 32% of our AUM was non-USD denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares ETNs and certain index products are not included within our AUM as we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $1.0 billion and $3.1 billion as of September 30, 2020, and December 31, 2019, respectively. VelocityShares index product assets not included within our AUM totaled $2.8 billion and $3.0 billion as of September 30, 2020, and December 31, 2019, respectively.

In June 2020, a third-party issuer announced its intent to delist all VelocityShares ETNs issued by the third-party. The affected ETNs were delisted from the NASDAQ and NYSE on July 12, 2020, and have been trading over-the-counter (“OTC”) since the delisting date. In addition, the third-party issuer has suspended further issuances of VelocityShares ETNs. Revenue from the delisted ETNs will continue to decrease until the ETNs are fully liquidated.

Our AUM and flows by capability for the three and nine months ended September 30, 2020 and 2019, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By capability
Equities	$179.1	$5.8	$(10.9)	$(5.1)	$13.0	$1.9	$—	$188.9
Fixed Income	70.2	5.9	(4.1)	1.8	1.0	2.1	—	75.1
Quantitative Equities	37.5	1.3	(1.4)	(0.1)	3.2	0.1	—	40.7
Multi-Asset	40.3	2.3	(1.7)	0.6	2.5	0.2	—	43.6
Alternatives	9.6	0.5	(0.6)	(0.1)	0.1	0.4	—	10.0
Total	$336.7	$15.8	$(18.7)	$(2.9)	$19.8	$4.7	$—	$358.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By capability
Equities	$204.0	$22.5	$(38.7)	$(16.2)	$5.6	$(0.4)	$(4.1)	$188.9
Fixed Income	74.8	20.2	(22.5)	(2.3)	2.6	—	—	75.1
Quantitative Equities	45.2	2.1	(8.1)	(6.0)	1.5	—	—	40.7
Multi-Asset	39.8	8.3	(6.0)	2.3	1.8	(0.1)	(0.2)	43.6
Alternatives	11.0	2.0	(3.1)	(1.1)	—	—	0.1	10.0
Total	$374.8	$55.1	$(78.4)	$(23.3)	$11.5	$(0.5)	$(4.2)	$358.3

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2019
By capability
Equities	$191.3	$6.0	$(8.0)	$(2.0)	$0.5	$(1.6)	$—	$188.2
Fixed Income	73.5	6.1	(4.7)	1.4	1.8	(1.7)	—	75.0
Quantitative Equities	47.6	0.3	(2.7)	(2.4)	0.5	(0.1)	—	45.6
Multi-Asset	35.1	2.4	(2.0)	0.4	1.0	(0.2)	—	36.3
Alternatives	12.3	0.5	(1.4)	(0.9)	—	(0.4)	—	11.0
Total	$359.8	$15.3	$(18.8)	$(3.5)	$3.8	$(4.0)	$—	$356.1

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2019
By capability
Equities	$167.6	$19.8	$(30.7)	$(10.9)	$33.4	$(1.9)	$—	$188.2
Fixed Income	72.4	16.5	(17.6)	(1.1)	5.5	(1.8)	—	75.0
Quantitative Equities	44.3	1.2	(8.7)	(7.5)	8.9	(0.1)	—	45.6
Multi-Asset	30.2	6.7	(5.0)	1.7	4.6	(0.2)	—	36.3
Alternatives	14.0	2.3	(5.2)	(2.9)	0.3	(0.4)	—	11.0
Total	$328.5	$46.5	$(67.2)	$(20.7)	$52.7	$(4.4)	$—	$356.1
(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.

(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3)	Reclassifications relate to a reclassification of an existing fund from Equities to Alternatives, and disposals relate to the sale of Geneva. Refer to Note 2 — Dispositions for information regarding the sale.

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of September 30, 2020 (in billions):

Closing AUM
By client type	September 30, 2020
Intermediary	$170.3
Institutional	115.4
Self-directed	72.6
Total	$358.3

Closing AUM
By client location	September 30, 2020
North America	$198.7
EMEA and LatAm	106.8
Asia-Pacific	52.8
Total	$358.3

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Other investments, including OTC derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP strengthened against the USD during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. During the nine months ended September 30, 2020, the GBP weakened against the USD as compared to the nine months ended September 30, 2019. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Revenue (in millions):
Management fees	$457.7	$446.2	$1,305.0	$1,334.5	3%	(2)%
Performance fees	7.0	1.4	38.8	(0.7)	400%	5,643%
Shareowner servicing fees	53.7	39.3	151.3	113.5	37%	33%
Other revenue	50.1	49.1	146.3	143.9	2%	2%
Total revenue	$568.5	$536.0	$1,641.4	$1,591.2	6%	3%

Management fees

Management fees increased by $11.5 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the impact of higher management fee margins which caused management fees to increase by $15.6 million. This increase was partially offset by the impact of a decline in average AUM, which reduced management fees by $2.7 million.

Management fees decreased by $29.5 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily from the impact of a decline in average AUM, which contributed $42.7 million to the decrease in management fees. This decrease was partially offset by an increase of $12.4 million driven by an improvement in management fee margins.

Performance fees

Performance fees are derived across a number of product ranges. Pooled fund and segregated mandate performance fees are recognized on a quarterly or annual basis, while mutual fund performance fees are recognized on a monthly basis. Performance fees by product type consisted of the following for the three and nine months ended September 30, 2020 and 2019 (in millions):

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Performance fees (in millions):
SICAVs	$2.8	$—	$12.2	$1.5	n/m *	713%
UK OEICs and unit trusts	6.4	—	10.0	—	n/m *	n/m *
Offshore absolute return	0.1	0.2	4.1	0.2	(50)%	1,950%
Segregated mandates	3.2	2.5	23.5	11.3	28%	108%
US mutual funds	(5.5)	(1.3)	(11.0)	(13.7)	(323)%	20%
Total performance fees	$7.0	$1.4	$38.8	$(0.7)	400%	5,643%
* n/m - Not meaningful.

For the three months ended September 30, 2020, performance fees improved $5.6 million compared to the three months ended September 30, 2019, primarily due to performance fee increases of $6.4 million on UK OEICs and $2.8 million on SICAVs due to higher performance fee crystallizations. These increases were partially offset by a decrease of $4.2 million related to lower mutual fund performance in relation to the benchmarks.

For the nine months ended September 30, 2020, performance fees improved $39.5 million compared to the nine months ended September 30, 2019, primarily due to performance fee increases of $36.8 million on segregated mandates, SICAVs, offshore absolute return and UK OEICs due to higher performance fee crystallizations, and $2.7 million in mutual fund performance in relation to the benchmarks.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees. For the three months ended September 30, 2020, shareowner servicing fees increased $14.4 million compared to the three months ended September 30, 2019, primarily due to an $11.8 million increase in relation to correcting the presentation of certain servicing fees and expenses. The presentation for the three months ended September 30, 2020, reflects these fees on a gross basis in shareowner servicing fees on the Condensed Consolidated Statements of Comprehensive Income (Loss), while the fees were netted in distribution expenses in the three months ended September 30, 2019. The correction is offset in distribution expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss). An increase in transfer agent servicing fees of $1.7 million further contributed to the increase in shareowner servicing fees quarter over quarter.

For the nine months ended September 30, 2020, shareowner servicing fees increased $37.8 million compared to the nine months ended September 30, 2019, primarily due to a $34.0 million increase in relation to correcting the presentation of certain servicing fees and expenses as discussed above. Transfer agent servicing fees further contributed $3.0 million to the increase due to an improvement in average AUM during the nine months ended September 30, 2020.

Other revenue

Other revenue is primarily composed of VelocityShares ETN fees, 12b-1 distribution fees, general administration charges and other fee revenue. Details of the delisting of VelocityShares ETNs, which will have a negative impact on future ETN fees, are discussed in the “Assets Under Management” section above.

Other revenue increased by $2.4 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to an increase of $3.6 million in 12b-1 fees and servicing fees driven by an improvement in average AUM, partially offset by a $0.7 million reduction in other advisory fees and a $0.5 million decrease in ETN licensing fees.

Operating Expenses

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating expenses (in millions):
Employee compensation and benefits	$154.9	$147.9	$456.3	$439.4	5%	4%
Long-term incentive plans	42.7	42.2	125.4	139.8	1%	(10)%
Distribution expenses	118.8	102.8	335.7	306.2	16%	10%
Investment administration	13.1	11.2	37.4	34.1	17%	10%
Marketing	5.3	5.5	15.7	21.1	(4)%	(26)%
General, administrative and occupancy	65.6	67.6	188.8	200.5	(3)%	(6)%
Impairment of goodwill and intangible assets	—	—	513.7	18.0	n/m *	2,754%
Depreciation and amortization	11.6	15.2	37.6	45.5	(24)%	(17)%
Total operating expenses	$412.0	$392.4	$1,710.6	$1,204.6	5%	42%
* n/m - Not meaningful.

Employee compensation and benefits

Employee compensation and benefits increased by $7.0 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to unfavorable foreign currency translation of $3.4 million, an increase of $2.8 million in variable compensation mainly due to higher pre-incentive operating income, and $1.6 million in annual base-pay increases.

Employee compensation and benefits increased by $16.9 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily driven by increases of $10.1 million in variable compensation mainly due to higher pre-incentive operating income, $4.7 million in annual base-pay increases, $3.7 million in temporary staffing charges and project costs, and unfavorable foreign currency translation of $0.6 million. These increases were partially offset by a $2.0 million decrease in other fixed compensation mainly due to final deferred consideration adjustments recognized during the nine months ended September 30, 2019.

Long-term incentive plans

Long-term incentive plan expenses increased $0.5 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily driven by $3.8 million in mark-to-market adjustments related to mutual fund share awards and valuation adjustments for certain Intech long-term incentive awards and unfavorable foreign currency translation of $1.5 million. These increases were partially offset by decreases of $4.0 million due to the roll-off of vested awards exceeding new awards and $0.7 million in payroll taxes on vestings during the three months ended September 30, 2020.

Long-term incentive plan expenses decreased $14.4 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily driven by $9.4 million in mark-to-market adjustments related to mutual fund share awards and valuation adjustments for certain Intech long-term incentive awards and $6.3 million due to the roll-off of vested awards exceeding new awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased $16.0 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily due to $11.8 million in relation to correcting the presentation of certain services fees and expenses as discussed above in Shareowner servicing fees, and increases of $3.6 million and $1.2 million due to the impact of an improvement in average AUM and higher management fee margins, respectively.

Distribution expenses increased $29.5 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily due to $34.0 million in relation to correcting the presentation of certain services fees and expenses as discussed above in Shareowner servicing fees and an increase of $5.5 million due to the impact of an improvement in average AUM. These increases were partially offset by a decrease of $10.9 million due to the impact of lower management fee margins during the nine months ended September 30, 2020.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased by $1.9 million and $3.3 million during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively, primarily due to an increase in custodial and transfer agent administration fees.

Marketing

Marketing expenses decreased by $0.2 million and $5.4 million during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively, primarily due to fewer marketing events and advertising campaigns during the COVID-19 pandemic.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $2.0 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to a decrease of $5.6 million in travel expenses as a result of reduced travel during the COVID-19 pandemic. This decrease was partially offset by a $4.8 million increase in consultancy fees and unfavorable foreign currency translation of $2.5 million during the three months ended September 30, 2020. There were no other significant items driving the decrease in general, administrative and occupancy expenses quarter over quarter.

General, administrative and occupancy expenses decreased by $11.7 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to a $12.2 million decrease in travel expenses as a result of reduced travel during the COVID-19 pandemic and a $3.4 million decrease in the impairment of sub-leased office space. These decreases were partially offset by increases of $6.4 million in consultancy fees and $2.3 million in software licensing costs during the nine months ended September 30, 2020. There were no other significant items driving the decrease in general, administrative and occupancy expenses period over period.

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges increased by $495.7 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase is due to a $487.3 million impairment of our goodwill and certain mutual fund investment management agreements and client relationships, and a $26.4 million impairment of the VelocityShares ETN definite-lived intangible asset. All of these impairments were recognized during the nine months ended September 30, 2020. These increases were partially offset by an $18.0 million impairment related to certain mutual fund investment management agreements recognized during the nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization expenses decreased by $3.6 million and $7.9 million during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively, primarily due to a decrease in the amortization of intangible assets resulting from the sale of Geneva and the impairment of certain client relationships. This decrease was partially offset by an increase in the amortization of internal software of $0.8 million and $1.4 million during the three and nine months ended September 30, 2020, respectively.

Non-Operating Income and Expenses

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(3.5)	$(9.7)	$(11.8)	9%	18%
Investment gains, net	25.5	4.0	25.3	22.1	538%	14%
Other non-operating income (expenses), net	(0.9)	4.7	39.9	29.3	(119)%	36%
Income tax provision	(40.8)	(35.7)	(2.1)	(100.9)	(14)%	98%

Interest expense

Interest expense decreased $0.3 million and $2.1 million during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively. These decreases were primarily due to a reduction in the unwind of the discount related to Geneva contingent consideration during the three and nine months ended September 30, 2020. Additionally, the three and nine months ended September 30, 2019, also included interest expense in relation to the Perennial Fixed Interest Partners Ltd and Perennial Growth Management Pty Ltd (together “Perennial”) earnout, which was fully paid during the year ended December 31, 2019.

Investment gains, net

The components of investment gains, net for the three and nine months ended September 30, 2020 and 2019, were as follows (in millions):

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Investment gains (losses), net (in millions):
Seeded investment products and derivatives, net	$5.2	$0.1	$11.2	$3.5	5,100%	220%
Third-party ownership interests in seeded investment products	18.1	0.8	8.7	9.0	2,163%	(3)%
Long Tail Alpha	0.4	0.3	6.1	1.0	33%	510%
Deferred equity plan	1.4	1.6	(1.2)	7.0	(13)%	(117)%
Other	0.4	1.2	0.5	1.6	67%	(69)%
Investment gains, net	$25.5	$4.0	$25.3	$22.1	538%	14%

Investment gains, net moved favorably by $21.5 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products.

Investment gains, net moved favorably by $3.2 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to fair value adjustments in relation to our seeded investment products, partially offset by fair value adjustments to our deferred equity plan.

Other non-operating income (expenses), net

Other non-operating income (expenses), net declined $5.6 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to $3.2 million of unfavorable foreign currency translation, and a $3.0 million decrease in interest income during the three months ended September 30, 2020.

Other non-operating income (expenses), net improved $10.6 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily due to a $16.2 million gain and $7.1 million contingent consideration adjustment in relation to the sale of Geneva and favorable foreign currency translation of $14.0 million recognized during the nine months ended September 30, 2020. These increases were partially offset by a $20.0 million contingent consideration adjustment associated with Geneva due to an updated forecast recognized during the nine months ended September 30, 2019, and an $8.4 million decrease in interest income during the nine months ended September 30, 2020.

Income tax provision

Our effective tax rates for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective tax rate	22.9%	24.0%	(15.3)%	23.7%

The effective tax rate for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was impacted by the enactment of Finance Act 2020, where the UK government announced the UK tax rate would remain at 19% and not reduce to 17% as scheduled. As a result, the UK deferred assets and liabilities were revalued from 17% to 19%, creating a non-cash deferred tax expense of $6.9 million.

The effective tax rate for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was impacted by a significant reduction in pre-tax income, primarily due to a pre-tax loss from the impairment of intangible assets and goodwill. Most of the impairment charges were temporary in nature and did not have a direct impact on the effective tax rate. The effective tax rate for the nine months ended September 30, 2020, was also impacted by the enactment of Finance Act 2020, as discussed above, and a tax shortfall on non-deductible equity-based compensation and non-deductible goodwill.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended September 30, 2020 and 2019 (in millions, except per share and operating margin data):

	Three months ended	Three months ended
	September 30,	September 30,
	2020	2019
Reconciliation of revenue to adjusted revenue
Revenue	$568.5	$536.0
Management fees	(47.9)	(45.6)
Shareowner servicing fees	(42.8)	(30.4)
Other revenue	(28.1)	(26.8)
Adjusted revenue(1)	$449.7	$433.2
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$412.0	$392.4
Employee compensation and benefits(2)	(0.3)	(5.4)
Long-term incentive plans(2)	0.1	0.2
Distribution expenses(1)	(118.8)	(102.8)
General, administrative and occupancy(2)	(3.5)	(4.1)
Depreciation and amortization(3)	(1.9)	(7.3)
Adjusted operating expenses	$287.6	$273.0
Adjusted operating income	162.1	160.2
Operating margin(4)	27.5%	26.8%
Adjusted operating margin(5)	36.0%	37.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$118.9	$112.1
Employee compensation and benefits(2)	0.3	5.4
Long-term incentive plans(2)	(0.1)	(0.2)
General, administrative and occupancy(2)	3.5	4.1
Depreciation and amortization(3)	1.9	7.3
Interest expense(6)	—	0.4
Investment gains, net(6)	—	(1.0)
Other non-operating income (expenses), net(6)	(0.5)	(0.2)
Income tax provision(7)	5.6	(3.2)
Adjusted net income attributable to JHG	129.6	124.7
Less: allocation of earnings to participating stock-based awards	(3.8)	(3.4)
Adjusted net income attributable to JHG common shareholders	$125.8	$121.3
Weighted-average common shares outstanding — diluted (two class)	178.8	188.3
Diluted earnings per share (two class)(8)	$0.65	$0.58
Adjusted diluted earnings per share (two class)(9)	$0.70	$0.64

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of September 30, 2020, and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents held by the Group	$896.6	$732.4
Investment securities held by the Group	$266.0	$223.6
Fees and other receivables	$295.1	$334.8
Debt	$314.0	$316.2

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £327.1 million ($422.9 million), resulting in £195.1 million ($252.2 million) of capital above the requirement as of September 30, 2020, based on internal calculations and taking into account the effect of dividends related to third quarter 2020 results that will be paid in the fourth quarter 2020. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we are authorized to repurchase up to $200 million of our common stock on the NYSE and CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) at any time prior to the date of our 2021 Annual General Meeting. At our Annual General Meeting held on April 30, 2020, JHG shareholders voted to renew our authorization for on-market purchases through the date of our 2021 Annual General Meeting. We commenced repurchases under the buyback program in March 2020 and during the three months ended September 30, 2020, we repurchased a total of 2,447,122 shares of our common stock and CDIs for $50.2 million.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. We purchased 30,797 shares at an average price of $21.14 in satisfaction of employee awards and entitlements during the three months ended September 30, 2020.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the nine months ended September 30, 2020, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020
$0.36	April 29, 2020	$66.1	June 3, 2020
$0.36	July 28, 2020	$65.8	August 26, 2020

On October 28, 2020, our Board of Directors declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on November 23, 2020, to shareholders of record at the close of business on November 9, 2020.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2020, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, and Intech noncontrolling interests. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

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

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of £12.0 million ($15.5 million).

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that may provide, or require us to provide, financing, liquidity, market or credit risk support that are not reflected in our condensed consolidated financial statements.

Other Sources of Liquidity

At September 30, 2020, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants and there were no outstanding borrowings under the Credit Facility.

Cash Flows

A summary of cash flow data for the nine months ended September 30, 2020 and 2019, was as follows (in millions):

	Nine months ended
	September 30,
	2020	2019
Cash flows provided by (used for):
Operating activities	$425.5	$256.2
Investing activities	10.0	(24.6)
Financing activities	(299.8)	(383.0)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	8.5
Net change in cash and cash equivalents	130.0	(142.9)
Cash balance at beginning of period	796.5	916.6
Cash balance at end of period	$926.5	$773.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the nine months ended September 30, 2020 and 2019, was as follows (in millions):

	Nine months ended
	September 30,
	2020	2019
Sales of investment securities, net	$48.8	$81.0
Purchases of investment securities by consolidated seeded investment products, net	(64.8)	(65.1)
Purchase of property, equipment and software	(16.5)	(23.2)
Proceeds from sale of Geneva	38.4	—
Cash paid on settled hedges, net	(0.1)	(19.3)
Other	4.2	2.0
Cash provided by (used for) investing activities	$10.0	$(24.6)

Cash inflows from investing activities were $10.0 million during the nine months ended September 30, 2020, and cash outflows from investing activities were $24.6 million during the nine months ended September 30, 2019. Cash inflows from investing activities during the nine months ended September 30, 2020, were primarily due to net sales of investment securities and proceeds from the sale of Geneva, partially offset by net purchases of investment securities by consolidated seeded investment products. When comparing the nine months ended September 30, 2020, to the nine months ended September 30, 2019, the change in cash provided by (used for) investing activities was primarily due to proceeds from the sale of Geneva in March 2020, less net cash paid to settle hedges related to our seed capital hedge program and a decrease in cash received from sales of investment securities.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2020 and 2019, was as follows (in millions):

	Nine months ended
	September 30,
	2020	2019
Dividends paid to shareholders	$(198.1)	$(206.1)
Third-party sales in consolidated seeded investment products, net	64.8	65.1
Purchase of common stock for stock-based compensation plans	(48.4)	(38.8)
Purchase of common stock as part of share buyback program	(103.4)	(187.4)
Payment of contingent consideration	(13.8)	(14.1)
Other	(0.9)	(1.7)
Cash used for financing activities	$(299.8)	$(383.0)

Cash outflows from financing activities were $299.8 million and $383.0 million during the nine months ended September 30, 2020 and 2019, respectively. Cash outflows from financing activities during the nine months ended September 30, 2020, were primarily due to dividends paid to shareholders and the purchase of common stock for the share buyback program and stock-based compensation plans, partially offset by net sales in consolidated seeded investment products. When comparing the nine months ended September 30, 2020, to the nine months ended September 30, 2019, the change in cash used for financing activities was primarily due to a decrease in the purchase of common stock as part of the 2020 share buyback program.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.   Controls and Procedures

As of September 30, 2020, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, CEO, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Toward the end of the first quarter of 2020 and throughout the second and third quarters, the pandemic impacted our business and results of operations, and such impact could be greater in future quarters if conditions persist or worsen (e.g., widespread illness, quarantines, cancellation of events and travel, business and school shutdowns, supply chain disruptions, reductions in business activity, elevated levels of unemployment, and overall economic and financial market instability). Material impacts on our business may be possible, including the following:

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

The extent to which COVID-19 and the related global economic crisis affects our business, results of operations and liquidity and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period; future actions taken by governmental authorities, central banks and other third parties in response to the pandemic; and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of the pandemic could have an impact on many of the other risks described in the Risk Factors section in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we are authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting. At our Annual General Meeting held on April 30, 2020, JHG shareholders voted to renew our authorization for on-market purchases through the date of our 2021 Annual General Meeting. We commenced repurchases under the buyback program in March 2020 and during the three months ended September 30, 2020, we repurchased a total of 2,447,122 shares of our common stock and CDIs for $50.2 million.

Some of our executives and employees receive rights over our common stock as part of their remuneration arrangements and employee entitlements. These entitlements are usually satisfied by the transfer of existing common stock acquired on-market. During the third quarter 2020, we purchased 30,797 shares on-market for $0.7 million in satisfaction of employee awards and entitlements, which was not related to the above Board approval.

The following table presents our ordinary shares purchased on-market by month during the nine months ended September 30, 2020, in connection with the share buyback program and in satisfaction of employee awards and entitlements.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January	5,000	$25.28	—	$—
February	1,550,760	25.02	—	$200
March	2,214,408	15.34	2,061,205	$168
April	4,090	17.58	—	$168
May	735,574	18.11	438,443	$161
June	749,370	22.21	623,190	$147
July	3,827	20.95	—	$147
August	1,365,401	20.98	1,361,833	$118
September	1,108,691	19.92	1,085,289	$97
Total	7,737,121	$19.87	5,569,960

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Filed with this Report:

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

15.1	Letter regarding unaudited interim financial information	15

31.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant	31

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant	31

32.1	Certification of Richard M. Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101

101.SCH	XBRL Taxonomy Extension Schema Document	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2020

Janus Henderson Group plc

/s/ Richard M. Weil
Richard M. Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan A. Hughes
Brennan A. Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)