Form 10-K
period 2020-12-31
JANUS HENDERSON GROUP PLC
filed 2021-02-24
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of June 30, 2020, the aggregate market value of common equity held by non-affiliates was $3,772,660,584.60. As of February 19, 2021, there were 172,349,989 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

JANUS HENDERSON GROUP PLC

2020 FORM 10-K ANNUAL REPORT

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this report include, but are not limited to, risks, uncertainties, assumptions and factors discussed under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

ITEM 1.              BUSINESS

Overview

Janus Henderson Group plc (“JHG,” the “Company,” “we,” “us,” “our” and similar terms), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in active investment across all major asset classes. The predecessor companies to JHG trace back to 1934 when Henderson Group plc (“Henderson”) was founded. Our subsequent growth since the founding of Henderson was achieved organically and from the acquisition of asset management companies. In May 2017, JHG (previously Henderson) completed a merger of equals with Janus Capital Group (the “Merger”). As a result of the Merger, Janus Capital Group (“JCG”) and its consolidated subsidiaries became subsidiaries of JHG.

We are a client-focused global business with approximately 2,000 employees worldwide and assets under management (“AUM”) of $401.6 billion as of December 31, 2020. We have operations in North America, the United Kingdom (“UK”), continental Europe, Latin America, Japan, Asia and Australia. We focus on active fund management by investment managers with unique individual perspectives, who are free to implement their own investment views, within a strong risk management framework. We manage a broad range of actively managed investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Multi-Asset, Quantitative Equities and Alternatives.

Clients entrust money to us, either their own or money they manage or advise on for their clients, and expect us to deliver the benefits specified in their mandate or by the prospectus for the fund in which they invest. We measure the amount of these funds as AUM. AUM increases or decreases primarily depending on our ability to attract and retain client investments, on investment performance, and as a function of market and currency movements. AUM is also impacted when we invest in new asset management teams or businesses or divest from existing businesses.

Clients pay a management fee, which is usually calculated as a percentage of AUM. Certain investment products are also subject to performance fees which vary based on a product’s relative performance as compared to a benchmark index. The level of assets subject to such fees can positively or negatively affect our revenue. As of December 31, 2020, performance fees were generated from a diverse group of funds and accounts. Management and performance fees are the primary drivers of our revenue. We believe that the more diverse the range of investment strategies from which management and performance fees are derived, the more successful our business model will be through market cycles.

Strategy

Our strategy is Simple Excellence, which is centered on the belief that a combination of relentless focus and disciplined execution across the fundamental parts of our core business will drive future success as a global active asset manager. Specifically, our strategy lays a strong foundation for sustained organic growth and opportunistic inorganic growth to create value for all of our stakeholders: Clients, shareholders and employees. Our strategy is a journey and is based upon our five strategic priorities.

●

Produce dependable investment outcomes — We focus on quality and stability of investment performance. We do this through the combination of attracting and retaining the best talent, consistently delivering on our client promises, and investing in technology that enhances our ability to deliver alpha while providing strong risk management.

●

Excel in distribution and client experience — We seek to deliver industry-leading client experiences that drive client loyalty and build stronger long-term relationships. We focus on all stages of the client journey, seeking to ensure that each touchpoint between us and the client exceeds expectations.

●

Focus and increase operational efficiency — We operate a complex, global business in a very competitive industry with increasing pressure on fee rates and growing costs of doing business. Because of these factors, we focus on becoming more efficient in the way we do business by standardizing our global model and modernizing our infrastructure. Our continued focus on growing profits, while investing in investment and distribution technology to modernize and upgrade the existing technology supports our objective of operational efficiency. In addition, consolidating or winding down sub-scale and non-core products amid a continued drive to reduce product complexities and reducing complexities through strategic exits from overlapping and non-core businesses further supports our objective of operational efficiency.

●

Foster a proactive risk and control environment — We embed a deep sense of understanding and ownership of risk and controls to support our long-term growth initiatives. There are three components to our proactive risk and control environment:

●	People and engagement — Our senior leaders are engaged to emphasize and own risk culture. In addition, our risk and compliance teams were restructured to operate more effectively and efficiently, with recent hires of key senior level individuals.
●	Processes and governance — Our controls have been enhanced company-wide, including those related to key investment activities, and our global risk management committees, policies and procedures proactively monitor our risk environment.
●	Training and awareness — Our risk training and awareness across the organization further embed a strong culture of risk and compliance.
●

Develop new growth initiatives — We are building the businesses of tomorrow by focusing on initiatives that build on our investment and distribution strengths. We are delivering new products by leveraging our breadth of equity, fixed income, alternatives and multi-asset investment expertise across a variety of vehicle types, and expanding into new regions or client distribution channels with nascent demand for our most successful capabilities.

Financial Highlights

We present our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), however, JHG management evaluates the profitability of the Company and its ongoing operations using additional non-GAAP financial measures. We use these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on non-GAAP adjusted measures, including a reconciliation to the comparable GAAP measure.

	Year ended December 31,
	2020	2019	2018
GAAP basis (in millions):
Revenue	$2,298.6	$2,192.4	$2,306.4
Operating expenses	$2,140.8	$1,651.5	$1,656.6
Operating income	$157.8	$540.9	$649.8
Operating margin	6.9%	24.7%	28.2%
Net income attributable to JHG	$161.6	$427.6	$523.8
Diluted earnings per share	$0.87	$2.21	$2.61

Adjusted basis (in millions):
Revenue	$1,834.2	$1,748.1	$1,859.7
Operating expenses	$1,137.5	$1,121.5	$1,133.7
Operating income	$696.7	$626.6	$726.0
Operating margin	38.0%	35.8%	39.0%
Net income attributable to JHG	$557.9	$478.3	$549.6
Diluted earnings per share	$3.01	$2.47	$2.74

Assets Under Management

Our AUM by client type, capability and client location as of December 31, 2020, is presented below (in billions).

Client Type and Distribution Channel

We have a diverse group of intermediary, institutional and self-directed clients around the globe. While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of over 600 client-facing staff. A description of each client type and distribution channel is presented below.

Intermediary Chanel

The intermediary channel distributes mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAV”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”) through financial intermediaries, including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. Intermediary clients primarily invest in equity, fixed income and multi-asset capabilities. We have made significant investments to grow our presence in the financial advisor subchannel, including increasing the number of external and internal wholesalers, enhancing our technology platform and recruiting highly seasoned client relationship managers. At December 31, 2020, AUM in our intermediary channel totaled $192.9 billion, or 48% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2020, AUM in our institutional channel totaled $127.6 billion, or 32% of total AUM.

Self-Directed Channel

The self-directed channel serves individual investors who invest in our products through a mutual fund supermarket or directly with us. In July 2020, we reopened certain shares of our U.S. mutual funds through the self-directed channel, which will enable new investors to participate in the benefits of investing directly with us. At December 31, 2020, AUM in our self-directed channel totaled $81.1 billion, or 20% of total AUM.

Investment Capabilities

Equities

We offer a wide range of equity strategies encompassing different geographic focuses and investment styles. The equity teams include those with a global perspective, those with a regional focus (including the U.S., Europe and Asia) and those invested in specific sectors. These teams generally apply processes based on fundamental research and bottom-up stock picking.

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

Quantitative Equities

Our Intech Investment Management LLC (“Intech”) business applies advanced mathematics and systematic portfolio rebalancing intended to harness the volatility of movements in stock prices — a reliable source of excess returns and risk control. With more than 30 years of volatility expertise, the Intech team employs a distinctive quantitative approach based on observations of actual price movements, not on subjective forecasts of companies’ future performance.

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

Client Locations

North America

Our North America region serves clients throughout North America and represents our largest geographical concentration of AUM. The North America distribution network serves a diverse set of clients across financial intermediaries, institutions and self-directed channels. As of December 31, 2020, total North America AUM was $220.6 billion, and we employed 162 and 298 investment and distribution professionals, respectively.

EMEA and Latin America

Our EMEA and Latin America region serves clients throughout the UK, continental Europe and an evolving business in Latin America and the Middle East. The region includes a strong retail and institutional client base in the UK and strong relationships with global distributors in continental Europe. The organic build-out of our Latin America business is gaining momentum. As of December 31, 2020, total EMEA and Latin America AUM was $124.1 billion, and the region employed 145 and 214 investment and distribution professionals, respectively.

Asia-Pacific

Our Asia-Pacific region serves clients throughout Australia, Japan and other regions of Asia. Our strategic co-operation agreement with Dai-ichi Life supports the growth of our Japanese business. Australian distribution offers a suite of global and domestic capabilities. The wider Asian business continues to evolve with growing brand presence. As of December 31, 2020, the Asia-Pacific AUM in the Asia-Pacific region was $56.9 billion, and the region employed 44 and 76 investment and distribution professionals, respectively.

Human Capital

With more than 2,000 employees worldwide, we are proud of our global presence and diversity. It is through the diversity of our people — whose varied skills, backgrounds and cultures shape our outlook — that we can explore unique avenues and uncover opportunities unseen by others in our industry. Our people-focused culture is driven by collaboration and connection. Our employees are results-driven, inspired individuals whose values and actions align to JHG’s values: We put clients first, we succeed as a team, and we act like owners. We recognize that the success of JHG is dependent on the unique talents and contributions of our diverse workforce, and we are invested in our employees’ success. We are committed to:

●	Attracting great people into roles with a sense of purpose;
●	Helping them realize their highest potential and make a real impact; and
●	Supporting their ambitions throughout their career.

Headcount

As of December 31, 2020, and 2019 we had 2,053 and 2,039 full-time equivalent employees, respectively. Our diverse workforce includes: Trainees (2020 trainee program placed on hold due to the novel coronavirus (“COVID-19”) pandemic), apprentices and fixed-term employees working alongside our permanent part- and full-time employees.

2020 Headcount	Permanent	Fixed-Term Worker	Apprenticeship	Grand Total
EMEA	789	29	6	824
North America	1,037		3	1,040
APAC	180	9		189
Grand Total	2,006	38	9	2,053

2019 Headcount	Permanent	Fixed-Term Worker	Trainee	Apprenticeship	Grand Total
EMEA	751	25	8	5	789
North America	1,062	1	4	2	1,069
Pan Asia	176	5			181
Grand Total	1,989	31	12	7	2,039

Note: Contractors and other temporary employees excluded.

Recruiting

We build our workforce from within our existing talent pool whenever possible. If we are unable to identify the right candidate for an open position from within, we look externally for the best talent. We search for candidates through a number of different channels to ensure we access a diverse slate of candidates, including working with recruitment consultants and search firms whose values and methods of recruitment align with our goals of finding the best diverse talent in the market. Our recruitment team strives to source a diverse candidate pool for every open position with the goal of creating a workforce that reflects the communities in which we operate.

Professional Development

We are committed to helping people realize their highest potential and fostering a culture that prioritizes and supports personal and professional development for individuals, leaders and teams across the organization. Employees own their individual development, and we are invested in a wide variety of programs to support their ambitions. Ongoing development opportunities include business acumen (our industry and products), understanding our clients, leadership development, mentoring schemes, global collaboration and culture, career development, interpersonal communication, presentation skills and technology training. We encourage and financially support continuing education through a tuition reimbursement program for employees wishing to pursue approved degree programs.

Employee Engagement

We value feedback from our employees. We look for opportunities to solicit their opinions and insights to help us understand what we are doing well and potential areas of improvement. In 2020, approximately 88% of our employees responded to our annual employee opinion survey. Results are shared with our Board of Directors and are cascaded from senior leaders to all employees. Managers and employees develop action plans to address topics of concern and continually improve our workplace. In addition to the 2020 employee opinion survey, we:

●	Surveyed our employees on return to work topics and how we can best support their mental health and overall wellbeing during the COVID-19 pandemic; and
●	Launched our Employee Value Proposition: Connecting you to what matters, to help our employees and managers articulate and understand the “what’s in it for me?” about working at JHG.

Diversity and Inclusion

We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our colleagues. Diversity and inclusion are about valuing our differences and continually identifying ways to improve our cultural intelligence, which ultimately leads to better decision-making and a more tailored client experience. We monitor employee demographic data such as gender, ethnicity, tenure and age. Employees value our Employee Resource Groups, which include the Women of Janus Henderson, the Black Professional Network and Janus Henderson Pride, to name just a few.

Our recent accomplishments include:

●	Improved our gender pay gap over the past two years (2019 and 2020).
●	39% of employees globally are women.
●	22% of employees globally are ethnically diverse.
●	Achieved our 2022 Women in Finance Charter target goal of 25% senior management women representation in the UK.
●	Included in the 2020 Bloomberg Gender Equality Index and 2020 Human Rights Campaign Corporate Equality Index for our inclusive practices and policies.
●	Implemented a sabbatical leave program.
●	Enhanced our U.S. family leave pay and our UK shared parental leave pay.
●	Implemented a global adoption assistance program.

Employee Remuneration and Benefits

Our remuneration framework is designed to reward performance and reinforce the alignment of interests between our employees and our public and fund shareholders. We regularly review industry benchmark data and maintain competitive compensation levels to ensure we are able to attract and retain top talent. Variable incentive remuneration for most of our employees is funded based on JHG profits. While individual awards are fully discretionary, performance assessments take into account financial and strategic (non-financial) factors, including company, department, team and individual performance.

The ongoing health and well-being of our employees is important to us, and the benefits we provide enable employees and their families to achieve healthy, balanced and happy lifestyles. We support our employees’ financial goals and retirement saving by making contributions toward their retirement and pension schemes, and offering an employee stock purchase plan.

Turnover

We monitor and analyze turnover, including voluntary, involuntary and reduction in force (“RIF”)/layoffs. Our voluntary turnover rates are relatively low and consistent with a certain benchmark for our industry. We develop talent profiles and succession plans to ensure we are cultivating the next generation of leaders to contribute to our long-term business success. These provide us with the ability to effectively manage turnover and to retain and develop our most highly skilled employees.

COVID-19 Impacts

COVID-19 continues to affect our business operations, however, we have a robust and detailed business continuity plan in place so that we can continue operating effectively during the pandemic, including processes to limit the spread of the virus among employees. For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to allow work-from-home arrangements and flexible work schedules, and to restrict business-related travel. Our employees are following the guidelines, and our technology capabilities allow the majority to work effectively from their homes. We will manage employees’ return to the office with caution and with the health and safety of our employees as our priority. We continue to evolve and learn from our experiences over the past year and are becoming more agile in how we operate our business, with increased flexibility in how and where our employees work.

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

Seasonality

Our revenue streams are not seasonal in nature, with management fees and other income generally accruing evenly throughout the year. However, performance fee revenue is the exception. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. These fees are often subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund and client contracts allow for negative performance fees where there is underperformance against the relevant index. Given the uncertain nature of performance fees, they tend to fluctuate from period to period.

Competition

The investment management industry is relatively mature and saturated with competitors that provide services similar to ours. As such, we encounter significant competition in all areas of our business. We compete with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which have proprietary access to certain distribution channels and are larger, have greater capital resources and have a broader range of product choices and investment capabilities than we do. In addition, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information are becoming more widespread, passive investment strategies are becoming more prevalent, and more investors are demanding investment vehicles that are customized to their individual requirements.

We believe our ability to successfully compete in the investment management industry depends upon our ability to achieve consistently strong investment performance, provide exceptional client service, and develop and innovate products that will best serve our clients.

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

U.S. Regulation

Certain of our U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Labor (“DOL”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). We continue to see enhanced legislative and regulatory interest in the regulation of financial services in the U.S. through existing and proposed rules and regulations, regulatory priorities and general discussions around expanded reporting requirements, and transfer agent regulations. For example, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the DOL’s fiduciary regulations (as well as state and other fiduciary rules, the SEC’s best interest standards and other similar standards) have an impact on our global asset management business, and we continually review and analyze the potential impact of these laws and regulations on our clients, prospective clients and distribution channels.

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

Broker-Dealer Regulations

Our subsidiary Janus Distributors LLC, dba Janus Henderson Distributors (“JHD”), is registered with the SEC under the Exchange Act and is a member of FINRA, the U.S. securities industry’s self-regulatory organization. JHD is a limited-purpose broker-dealer, which acts as the general distributor and agent for the sale and distribution of shares of U.S. mutual funds that are sponsored by certain of our subsidiaries, as well as the distribution of certain exchange-traded products (“ETPs”) and other pooled investment vehicles. The SEC imposes various requirements on JHD’s operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

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

CFTC

Certain of our subsidiaries are registered with the CFTC as commodity pool operators (“CPOs”) or commodity trading advisers (“CTAs”), and certain of our subsidiaries have become members of the NFA in connection with the operation of certain of our products. The Commodity Exchange Act and related regulations generally impose certain registration, reporting and disclosure requirements on CPOs; CTAs; and products that utilize the futures, swaps and other derivatives that are subject to CFTC regulation. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO and/or CTA registration and NFA membership.

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

International Regulation

UK

The Financial Conduct Authority (“FCA”) regulates certain of our subsidiaries, as well as products and services we offer and manage in the UK. The FCA’s powers are derived from the Financial Services and Markets Act 2000 (the “FSMA”), and FCA authorization is required to conduct any investment management business in the UK under the FSMA. The FCA’s Handbook of Rules and Guidance governs UK-authorized firms’ capital resources requirements, senior management arrangements, systems and controls, conduct of business, and interaction with clients and the markets. The FCA also regulates the design and manufacture of UK-domiciled investment funds intended for public distribution and, on a more limited basis, those that are for investment by professional investors.

Europe

Certain of our UK-regulated entities (until December 31, 2020) previously had to comply with a range of EU regulatory measures and are now required to comply with EU law, which has been transposed into UK legislation under the European Union (Withdrawal) Act of 2018 (the “EUWA”). These measures include the Markets in Financial Instruments Directive (“MiFID II”). MiFID II regulates the provision of investment services and the conduct of investment activities throughout the European Economic Area (the “EEA”), and the UK version of MiFID II (implemented through UK primary and secondary legislation under the EUWA and FCA rules) regulates the provision of similar services in the UK. MiFID II establishes detailed requirements for the governance, organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) was required to be transposed into EU member state law by July 2013 with a transitional period until July 2014. AIFMD regulates managers of, and service providers to, alternative investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the UCITS Directive. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, reporting stakes in EU companies, the domicile, duties and liability of custodians, and liquidity management. The UK has adopted the AIFMD rules principally via secondary legislation FCA rules.

UCITS are investment funds regulated at the EU level under the UCITS Directive V (“UCITS V”). UCITS are capable of being freely marketed throughout the EU on the basis of a single authorization in a member state — so-called passporting. UCITS V covers a range of matters relating to UCITS, including the fund structure and domicile of UCITS, service providers to UCITS and marketing arrangements. In addition, UCITS funds are distributed in other jurisdictions outside the EU where marketing and sales are governed by local country specific regulations. The UK has adopted the UCITS rules through the framework of secondary legislation and FCA rules, although UCITS established in the UK cannot benefit from the passporting arrangement described below.

Following the UK’s withdrawal from the EU on January 31, 2020, the UK and the EU entered into a “transition period” during which directly effective EU law continued to apply in the UK and the UK continued to be treated as a member state of the EU. The transition period ended on December 31, 2020, and since then, directly effective EU law is no longer applicable in the UK, although the UK has retained certain EU legislation governing financial services under the EUWA. One of the effects of the end of the transition period (irrespective of the retention of EU law under the EUWA) is that financial services firms authorized in the UK lost their passporting rights. “Passporting” is an arrangement under which firms authorized in an EU member state (or a non-EU state that is an EEA member) can rely on authorization in their “home” EEA member state to provide regulated services throughout the EEA. Because UK-authorized firms can no longer passport their services throughout the EEA, the extent to which UK-authorized firms can continue to provide services to customers in the EEA will now be dependent on regulatory requirements and regulators’ expectations in the individual EEA member states in which the UK-authorized firm wishes to provide services. Discussions between the EU and UK regarding equivalence of the EU and UK regulatory frameworks are ongoing. The way in which UK firms provide services in EEA member states may change depending on the outcome of these discussions.

Luxembourg

In Luxembourg, our subsidiary, Henderson Management S.A. (“HMSA”), is authorized and regulated in Luxembourg by the Commission de Surveillance du Secteur Financier as a UCITS management company, with additional regulatory permissions to provide portfolio management services regulated under MiFID II. HMSA has been appointed management company of the following funds and fund structures:

●	Two UCITS umbrella funds, incorporated under the laws of Luxembourg in the form of a SICAV;
●	One AIF, incorporated under the laws of Luxembourg in the form of a SICAV;
●	One UCITS fund, incorporated under the laws of Ireland in the form of an umbrella investment company with segregated liability between funds with variable capital;
●	One AIF, incorporated under the laws of Ireland in the form of an open-ended unit trust; and
●	One AIF, incorporated under the laws of Jersey in the form of an unregulated eligible investor fund.

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

Australia

In Australia, our subsidiaries operate under an Australian Financial Services License and their activities are governed primarily by the Corporations Act 2001 (Cth) and its associated regulations. Their main regulator is the Australian Securities and Investments Commission (“ASIC”), which is Australia’s integrated corporate, markets, financial services and consumer credit regulator. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Our subsidiaries also act as a product issuer for an ETF that is a Quoted Managed Fund on the Chi-X Australia stock exchange (“Chi-X”) and thus must comply with the Chi-X operating rules and procedures. Another key regulator is the Australian Transaction Reports and Analysis Centre (“AUSTRAC”), which applies a number of reporting and other obligations under the Anti-Money Laundering and Countering Financing of Terrorism Act 2009 (“AML/CFT Act.”).

As our CHESS Depository Interests (“CDIs”) are quoted and traded on the Australian Securities Exchange (“ASX”), we are also required to comply with the ASX listing rules and the ASX Corporate Governance Principles and Recommendations.

Hong Kong

In Hong Kong, our subsidiary is subject to the Securities and Futures Ordinance (“SFO”) and related legislation, which govern the securities and futures markets and regulate the offerings of investments to the public. This legislation is administered by the Securities and Futures Commission (“SFC”), which is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC from time to time.

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

Available Information

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto as soon as reasonably practical after such filings are made with the SEC.

These reports may be obtained through our Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. The contents of our website are not incorporated herein for any purpose. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Charters for the Audit Committee, Compensation Committee, Risk Committee, and Nominating and Corporate Governance Committee of our Board of Directors, as well as our Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics for Senior Financial Officers (our “Senior Officer Code”) are posted on the Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to our Senior Officer Code or our Code of Business Conduct and any waivers thereof for directors or executive officers. The information on our website is not incorporated by reference into this report.

Corporate Information

We are a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK. Our registered address in Jersey, Channel Islands is 47 Esplanade, St Helier, Jersey JE1 0BD. As of January 1, 2021, our registered address changed to 13 Castle Street, St Helier, Jersey JE1 1ES. Our principal business address is 201 Bishopsgate, London, EC2M 3AE, United Kingdom, and our telephone number is +44 (0) 20 7818 1818.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time to time in our periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. Any of these risks could have a material adverse effect on our financial condition, results of operations and value of our common stock.

Market and Investment Performance Risks

Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, and we expect such adverse effects to continue.

The outbreak and spread of COVID-19, a highly transmissible and pathogenic disease, has resulted, and will likely continue to result, in a widespread national and global public health crisis, which has had, and we expect will continue to have, an adverse effect on our business, financial condition and results of operations. Infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies, and capital markets in ways that cannot be foreseen, and such impacts could be significant and long term. In addition, these events and their aftermaths may cause investor fear and panic, which could further adversely affect in unforeseeable ways the operations and performance of the companies, sectors, nations, regions in which we invest and financial markets in general. The

COVID-19 pandemic has already adversely affected, and will likely continue to adversely affect, global economies and markets, and it has resulted in a global economic downturn and disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global and national health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets; adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees and other third parties; and negatively impact our AUM, revenues, income, business and operations.

Like many other global investment management organizations, our business and the businesses of our asset management affiliates have been and will likely continue to be negatively impacted by the ongoing COVID-19 pandemic and ensuing economic downturn in the global economy. The global spread of COVID-19 and the governmental actions and economic effects resulting from the pandemic have had, and are expected to continue to have, negative impacts on our business and operations, including concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased cybersecurity risks. The economic downturn related to COVID-19 has caused, and may continue to cause, decreases and fluctuations in our AUM; revenues and income; increased liquidity risks and redemptions in our funds and other products (which could result in difficulties obtaining cash to settle redemptions); poor investment performance of our products and corporate investments, increased focus on expense management, capital resources and related planning, and could cause reputational harm, legal claims, and other factors that may arise or develop.

In order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the pandemic and the following recovery. Our ability to do this depends upon the health and safety of our personnel and their ability to successfully work remotely, among other things. While we have implemented our business continuity plans globally to manage our business during this pandemic, including broad work-from-home capabilities for our personnel, there is no assurance that our efforts and planning will be sufficient to protect the health and safety of our personnel and/or maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our third-party providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have implemented movement restrictions, which impact our personnel and third-party vendors and service providers, and may affect our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this health crisis are not effective or successful, we may be at increased risk for cybersecurity or data privacy incidents.

The pandemic continues to evolve, and it is not possible to predict the extent to which COVID-19, or any inability of the global economy to recover from it successfully, will adversely impact our business, liquidity, capital resources, and financial results and operations. Any such impacts will depend on numerous developing factors that are highly uncertain and rapidly changing. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our risk factors below, which may be heightened by COVID-19.

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

Factors that could cause our AUM and revenue to decline include the following:

●Declines in equity markets. Our AUM is concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, and geopolitical and economic risks. Declines in the equity markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●Declines in fixed income markets. Fixed income investment products may decline in value as a result of various factors, principally increases in interest rates, changes in currency exchange rates, changes in relative yield among instruments with different maturities, geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations. Declines in the fixed income markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●

Investment performance. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our business. Strong investment performance has historically stimulated sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has, in the past, and could in the future, lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of our AUM and reducing our management fees, and may have an adverse effect on our revenue and net income. In addition, certain of our investment products are subject to performance fees that are based either on investment performance as compared to an established benchmark index or on positive absolute return over a specified period of time. If our investment products that are subject to performance fees underperform, our revenue, results of operations and financial condition may be adversely affected. In addition, performance fees subject our revenue to increased volatility. No assurance can be given that past or present investment performance in the investment products we manage is indicative of future performance.

Our revenue and profitability would be adversely affected by any reduction in our AUM as a result of redemptions and other withdrawals from the funds and accounts we manage.

Investors may reduce their investments in the funds and accounts we manage, or reduce their investments generally, for many reasons, including:

●	In response to adverse market conditions;
●	To pursue other investment opportunities;
●	To reallocate investments to lower-fee strategies;
●	To take profits from their investments;
●	As a result of poor investment performance of the funds and accounts we manage;
●	As a consequence of damage to our reputation; or
●	Due to portfolio risk characteristics, which could cause investors to move assets to other investment managers.

In addition, the loss of key personnel or significant investment management professionals could reduce the attractiveness of our products to current and potential clients and adversely affect our revenues and profitability.

Changes in the value of our seeded investment products could adversely affect our earnings and financial condition.

We have a significant seed portfolio. Periodically, we add new investment strategies to our investment product offering and provide the initial cash investment, or seeding to facilitate the launch of the new product. We may also provide substantial supplemental capital to an existing investment product to accelerate the growth of a strategy and attract outside investment in the product. A decline in the valuation of these seeded investments could negatively impact our earnings and financial condition.

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy may significantly affect our results of operations and may put pressure on our financial results.

The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have, in the past, resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.

Disruptions in the markets, market participants and to the operations of third parties whose functions are integral to our ETN and ETF platforms, collectively referred to as ETPs, may adversely affect the prices at which ETPs trade, particularly during periods of market volatility.

The trading price of an ETP’s shares or units fluctuates continuously throughout trading hours. While an ETP’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETP’s shares or units normally will trade at prices close to the ETP’s net asset value (“NAV”), exchange prices may deviate significantly from the NAV. ETP market prices are subject to numerous potential risks, including significant market volatility; imbalances in supply and demand; trading halts invoked by a stock exchange; the inability or unwillingness of market markers, authorized participants, or settlement systems or other market participants to perform functions necessary for an ETP’s arbitrage mechanism to function effectively. If market events lead to instances where an ETP trades at prices that deviate significantly from the ETP’s NAV or indicative value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETP products and sell their holdings, which may cause the AUM of ETFs, the principal amount outstanding of ETNs, revenue and earnings to decline.

Illiquidity in certain securities in which we invest may negatively impact the financial condition of our investment products and may impede our ability to effect redemptions.

Some of our funds or mandates invest in certain securities or other assets in which the secondary trading market is illiquid or does not exist. Illiquidity may occur with respect to the securities of a specific issuer, based on industry, sector or geographic region, or with respect to an asset class or an investment type. An illiquid trading market may increase market volatility and may make it difficult to sell investments promptly without suffering a loss. This may have an adverse impact on the investment performance of such funds and mandates, and on our AUM, revenues and results of operations.

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

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (the “UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2020, the UK Pension Scheme had a surplus of $16.4 million on a technical provision basis. Our funding obligations for the UK Pension Scheme may be adversely affected by many factors, including poorer than expected long-term return on plan assets, longer life expectancy, changes in actuarial assumptions by reference to which our contributions are assessed, such as changes to assumptions on interest rates and inflation, changes to the regulatory regime for funding defined benefit pension schemes in the UK and other factors. We may also be subject to obligations to contribute funds or take other action imposed by the Pension Protection Fund in connection with the UK Pension Scheme. If we were required to increase our contributions in the future to cover any increased funding shortfall, levy by the Pension Protection Fund and/or expenses in the UK Pension Scheme, our results and financial condition could be adversely affected.

The global scope of our business subjects us to currency exchange rate risk that may adversely impact revenue and income.

We generate a substantial portion of our revenue in pounds sterling, euro and Australian dollars. As a result, we are subject to foreign currency exchange risk relative to the U.S. dollar (“USD”), our financial reporting currency, through our non-U.S. operations, including through our exposure to non-USD income, expenses, assets and liabilities of our overseas subsidiaries, as well as net assets and liabilities denominated in a currency other than USD. Fluctuations in the exchange rates to the USD may affect our financial results from one period to the next. In addition, there is risk associated with the foreign exchange revaluation of balances held by certain of our subsidiaries for which the local currency is different from our functional currency.

We could be impacted by counterparty or client defaults.

In periods of significant market volatility, the deteriorating financial condition of one financial institution may materially and adversely impact the performance of others. We, and the funds and accounts we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties across the financial industry. As a result, we and our managed funds and accounts may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

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

The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is characterized by the frequent movement of portfolio managers, analysts and salespeople among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could affect our ability to retain key personnel and could result in legal claims. In order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense. Laws and regulations could impose restrictions on the amount of compensation paid by financial institutions as well as the processes for paying and deferring compensation, which could restrict our ability to compete effectively for qualified professionals. There can be no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key personnel, particularly those personnel responsible for managing client funds that account for a high proportion of our revenue, could cause us to lose clients, which could have a material adverse effect on our AUM, results of operations and financial condition.

We are dependent upon third-party distribution channels to access clients and potential clients.

Our ability to market and distribute our investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, financial advisors, multi- managers, banks and other distribution channels. These companies generally offer their clients various investment products in addition to, and competitive with, products offered by us. In addition, our existing relationships with third-party distributors and access to new distributors could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products or increased competition to access third-party distribution channels. Moreover, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional regulations could lead to further changes, potentially resulting in reduced distribution of certain of our products. Our inability to access clients through third-party distribution channels could adversely affect our business prospects, AUM, results of operations and financial condition.

The global scope of our business subjects us to market-specific political, economic and other risks that may adversely impact our revenue and income generated overseas.

Our global portfolios and revenue derived from managing these portfolios are subject to significant risks of loss as a result of political, economic and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, regulation and enforcement, expropriation, nationalization, asset confiscation and changes in legislation related to ownership of non-U.S. securities.

Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located. Global economic conditions also affect the mix, market values and levels of our AUM and are difficult to predict. Political, economic and environmental events in any country or region could result in significant declines in equity and/or fixed income securities with exposure to such a country or region and, to the extent that we have a concentration of AUM in such a country or region, could result in a material adverse effect on our AUM, results of operations and financial condition.

In addition, international trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Local regulatory environments and may vary widely in terms of scope, adequacy and sophistication. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain our authorizations in their respective markets. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors. As our business grows in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets may have a negative impact on the long-term investment climate in these and other areas, and, as a result, our AUM and the revenue and income we generate from these markets may be negatively affected.

Our reputation is critical to the success of our business. Harm to our reputation could reduce our AUM and affect sales, which could adversely affect our revenue and net income.

We believe that our brand name is well-received both in the asset management industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce their investments, or withdraw from funds we manage, or funds may terminate or reduce AUM under their management agreements with us, which could reduce our AUM and negatively impact our revenue and profitability.

As part of our business, we are required to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client or those of JHG or our employees. The willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, failure to appropriately manage potential, perceived or actual conflicts could damage our reputation and give rise to litigation or regulatory enforcement actions.

Our reputation could also be damaged by factors such as:

●	Litigation;
●	Regulatory action;
●	Loss of key personnel;
●	Operational failures;
●	Underperformance of our investment products;
●	Fraud, misconduct or mismanagement, theft, loss or misuse of client data by our personnel or third parties;
●	Failure to manage conflicts of interest or satisfy fiduciary responsibilities; and
●	Negative publicity or press speculation (whether or not any such allegations or claims are valid or ultimately disproved, dismissed or withdrawn).

Reputational harm may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to effectively address the underlying causes of any harm to our reputation, our financial results and future business prospects would likely be adversely affected.

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

At December 31, 2020, our goodwill and intangible assets totaled $4,070.2 million. The value of these assets may not be realized for a variety of reasons, including significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our results of operations and financial condition.

Our business depends on investment management agreements that are subject to termination, non-renewal or reductions in fees.

We derive revenue from investment management agreements with investment funds, institutional investors and other investors. With respect to investment management agreements with U.S. mutual funds, these agreements may be terminated by either party with notice, or in the event of an “assignment” (as defined in the Investment Company Act), must be approved and renewed annually by the independent members of each fund’s board of directors or trustees or its shareholders, as required by law. In addition, the board of directors or trustees of certain investment funds and institutional and other investors generally may terminate their investment management agreements upon written notice for any reason and without penalty. U.S. mutual funds, investment funds or other investors may choose to exercise such termination rights at any time. In addition, the annual review of investment management agreements with U.S. mutual funds, as required by law, could result in a reduction in our advisory fee revenues. The termination of or failure to renew one or more of these agreements could have a material adverse effect on our AUM, results of operations and financial condition.

Our expenses are subject to fluctuations that could materially affect our operating results.

Our results of operations are dependent on our level of expenses, which can vary significantly for many reasons, including:

●	Changes in the level and scope of our operating expenses in response to market conditions or regulations;
●	Variations in the level of total compensation expense due to changes in bonuses and stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, market performance and other factors;
●	Expenses incurred to support distribution of our investment strategies and services, develop new strategies and services, and enhance our technology, compliance and other infrastructure;
●	Impairments of intangible assets or goodwill; and
●	The impact of inflation.

Increases in the level of our expenses, or our inability to reduce the level of expenses when necessary, could materially affect our operating results.

Our business and results of operations could be negatively affected as a result of the actions of activist shareholders.

We may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders.  While we strive to maintain constructive, ongoing communications with all of our shareholders, and welcome their views and opinions with the goal of enhancing value for all shareholders, activist shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our Board of Directors and management. Responding to proposals by activist shareholders may, and responding to a proxy contest instituted by shareholders would, require us to incur significant legal and advisory fees, proxy solicitation expenses (in the case of a proxy contest) and administrative and associated costs and require significant time and attention by our Board of Directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy or changes to the composition of our Board of Directors or senior management team arising from proposals by activist shareholders or a proxy contest could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have a material adverse effect on our business and operating results.

Operational and Technology Risks

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information against cyberattacks or other security breaches.

We depend on the continued effectiveness of our information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through such systems.

As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to secure and protect such information. Nevertheless, all technology systems remain susceptible to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code. In addition, authorized persons could inadvertently or intentionally misappropriate or release confidential or proprietary information. Any breach or other failure of our technology systems, including those of third parties with which we do business, or any failure to timely and effectively identify and respond to a breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Our use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile technology and cloud service providers to adequately safeguard their systems to prevent cyberattacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. Moreover, any loss of confidential customer identification information could harm our reputation, result in the termination of certain contracts by our existing customers, and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

Security breaches, including cyberattacks and phishing attacks, have become increasingly prevalent and sophisticated. There can be no assurance that our investments in precautions and safeguards will protect our business from all attempted cyberattacks or other incidents. Recent well-publicized security breaches at other companies have exposed failures to keep pace with the threats posed by cyberattackers and have led to increased government and regulatory scrutiny, which could lead to increased costs or fines or public censure.

Due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them are subject to a successful cyberattack or other information security event, including those arising from the use of mobile technology or a third-party cloud environment. Certain software applications that we use in our business are licensed by, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Also, such third-party applications may include confidential and proprietary data provided by vendors and by us. We may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data for losses related to the data, or if data we provide is deemed to infringe upon the rights of others.

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. Our failure to comply with these and other applicable requirements could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations and financial condition.

Intech’s investment process is highly dependent on key employees and proprietary software.

Intech uses a proprietary investment process (which relates to approximately 10% of our AUM as of December 31, 2020), which is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key Intech employees. If Intech is unable to retain key personnel or properly transition key personnel responsibilities to others, if the mathematical investment strategies developed by Intech fail to produce the intended results, or if errors occur in the development or implementation of Intech’s mathematical models, Intech may not deliver competitive performance, which could adversely affect our AUM, results of operations and financial condition, and could also result in legal claims against us or regulatory investigations with respect to our operations.

Failure to maintain adequate controls and risk management policies, the circumvention of controls and policies, or fraud, as well as failure to maintain adequate infrastructure or failures in operational or risk management processes and systems could have an adverse effect on our AUM, results of operations and financial condition.

Although we have a comprehensive risk management process, there can be no assurances that our controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. For example, our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our controls, policies and procedures. Any operational errors or negligence by our employees, or others acting on our behalf, or weaknesses in the internal controls over those processes could result in losses for us, and we may be required to compensate clients for losses suffered and/or regulatory fines. Persistent or repeated incidents involving conflicts of interest, circumvention of policies and controls, fraud or insider trading could have a materially adverse impact on our reputation and could lead to costly regulatory inquiries.

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

We face the inherent risk of liability and costs related to or arising from claims from clients, employees and other third parties; actions taken by regulatory agencies; losses arising from fraud or other criminal activity; and costs and losses associated with cyber incidents. To help protect against these and other potential liabilities, we have purchased insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits; that an insurer will meet its obligations regarding coverage; or that insurance coverage will continue to be available on a cost-effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive cost. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including the UK, the U.S., Luxembourg and Australia. Should we, or any of our critical service providers, experience a significant local or regional disaster or other event that disrupts business continuity, such as an earthquake, hurricane, tsunami, terrorist attack, epidemic or other natural or man-made disaster, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our technology, computer, telecommunications and other systems and operations that are critical to our business. We have developed various backup systems and contingency plans, but no assurance can be given that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we will rely to varying degrees on outside vendors for disaster recovery support, and no assurance can be given that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could damage our reputation and lead to a loss of customers and have an adverse effect on our AUM, revenue and net income.

Negative changes in our credit ratings and global market volatility may impair our ability to obtain financing and may increase our borrowing costs.

Our ability to access the capital markets, as well as our borrowing costs under our credit facility, depend significantly on our credit ratings and credit outlook. Changes in our credit ratings or credit outlook, which are determined by rating agencies such as Standard & Poor’s and Moody’s Investors Service, as well as global market volatility, could cause us to incur higher borrowing costs or to have greater difficulty in accessing the capital markets. In addition, volatility in global financial and capital markets may also affect our ability to access the capital markets in a timely manner.

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

Like all investment management firms, our activities are highly regulated in almost all countries in which we conduct business, including the U.S., the UK, Europe, Australia, Singapore and other international markets. A substantial portion of the products and services we provide are regulated and are accordingly supervised by financial services regulators in the U.S., the UK, Australia, Singapore and Luxembourg. In addition, subsidiaries operating in the EU are subject to EU law as implemented and applied in the EU member states in which they operate. Our operations elsewhere in the world are regulated by similar regulatory organizations.

Laws and regulations applied at the international, national, state or provincial and local levels generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities, to conduct examinations, risk assessments, investigations and capital adequacy reviews, and to impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements that negatively impact the way in which we conduct business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions that could lead to sanctions, including the potential revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or key personnel, or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our AUM and revenues, any of which could have an adverse impact on our results of operations or financial condition.

The regulatory environment in which we operate changes frequently and has seen a significant increase in regulation in recent years. Certain enacted provisions and proposals for new regulation are potentially far-reaching and, depending upon their implementation, could increase the cost of offering mutual funds and other investment products and services and have material adverse effects on our business, results of operations or financial condition.

In the U.S., the government and other institutions have taken action, and may continue to take further action, in response to volatility in the global financial markets. For example, certain provisions of the Dodd-Frank Act have required us, and other provisions will or may require us, to change and or impose new limitations on the manner in which we conduct business. More generally, the Dodd-Frank Act has increased our regulatory burdens and related compliance costs. Rulemaking is still ongoing for the Dodd-Frank Act, and any further actions could include new rules and requirements that may be applicable to us, the effect of which could have additional adverse consequences to our business, results of operations or financial condition.

The EU has promulgated or is considering various new or revised legislation pertaining to financial services firms, including investment managers. Such regulatory changes may have a direct impact on the revenue of our business should they result in structural or operational changes and may increase operational or compliance costs. We do not believe implementation of these requirements will fundamentally change the asset management industry or cause us to reconsider our fundamental strategy, but certain provisions may require us to change or impose new limitations on the manner in which we conduct business and may result in increased fee and margin pressure from clients.

The full extent of the impact on us of any laws, regulations or initiatives that may be proposed, and regulatory reform initiatives and enforcement agendas pursued by regulators such as the SEC and the DOL (which have separately expressed support for investor protection initiatives that may impact how and to whom certain investment products can be distributed in the U.S.), is impossible to determine. Recent changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact us in other ways that could have a material adverse impact on our business, results of operations or financial condition. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and these changes may result in the incurrence of other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

Many of the investment management agreements under which we manage assets or provide services specify investment guidelines or requirements that we are required to observe. Laws and regulations also impose similar requirements for certain accounts. A failure to follow these guidelines or requirements could result in damage to our reputation or in clients seeking to recover losses, withdrawing their assets or terminating their contracts, any one of which could cause revenues and profitability to decline. In addition, a breach of these investment guidelines or requirements could result in regulatory investigation, censure and/or fines.

The exit of the UK from the European Union could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit". The UK’s withdrawal from the EU occurred on January 31, 2020, and the UK remained in the EU’s customs union and single market until December 31, 2020 (the “Transition Period”). The UK and the EU agreed a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which is intended to be operative from the end of the Transition Period. The TCA was ratified by the UK on December 30, 2020 and is expected to come into full force in February 2021 once relevant EU institutions have also ratified the TCA. Until then, the TCA governs the UK's relationship with the EU on an interim basis. While the TCA regulates a number of important areas, significant parts of the UK economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the UK’s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations, which are currently expected to begin in the early part of 2021. As a result, the new relationship between the UK and the EU could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the UK and European economies, prejudice to financial services businesses such as ours that are conducting business in the EU and which are based in the UK, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes.

Accordingly, and notwithstanding steps we took prior to the UK’s withdrawal from the EU and the end of the Transition Period, we may incur additional costs due to having to relocate or augment activities within the EU and carry out any related restructuring as well as incur additional costs to address potential new impediments to conducting EU business.

A decline in trade between the UK and the EU could affect the attractiveness of the UK as a global investment center and could have a detrimental impact on UK economic growth. Although we have a diverse international customer base, our results could be adversely affected by the market impacts of reduced UK economic growth and greater volatility in the pound sterling. Under the TCA there are new UK and EU immigration policies, for example, in relation to free movement of investment and support staff between the UK and the EU.

Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

We may not manage risks associated with the replacement of benchmark indices effectively.

The withdrawal and replacement of widely used benchmark indices, such as the London Interbank Offered Rate (“LIBOR”), with alternative benchmark rates introduce a number of risks for our business, our clients and the financial services industry more widely. These risks include:

●	Legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required;
●	Financial risks, arising from any changes in the valuation of financial instruments linked to benchmark indices;
●	Pricing risks, as changes to benchmark indices could impact pricing mechanisms on some instruments;
●	Operational risks, due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes; and
●	Conduct risks, relating to communications with a potential impact on customers and engagement with customers during the transition away from benchmark indices such as LIBOR.

It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur over the course of the next few years. The FCA, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that the FCA will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. Therefore, it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect us. However, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition.

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

As a foreign private issuer, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act and, therefore, there may be less publicly available information about us than if we were a U.S. domestic issuer. For example, we are not subject to the proxy rules in the U.S., and disclosure with respect to our annual meetings is governed by Jersey law and ASX requirements. In addition, our officers, directors and significant shareholders are exempt from the reporting and “short swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, our shareholders may not know on a timely basis when our officers, directors and significant shareholders purchase or sell shares.

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

Due to the results of the recent U.S. Presidential and Congressional elections, the potential for U.S. tax law changes exists. There have been proposals to increase the income tax rate on federal taxable income. Increases to the income tax rate or other changes to the tax law could materially impact our tax provision, cash tax liability, deferred income tax balances ,and effective tax rate. The pressure to generate tax revenue to offset economic relief measures due to the COVID-19 pandemic could increase the likelihood of adverse tax law changes being enacted.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

We have 30 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 129,000 square feet on a long-term lease that expires in 2028. We also have significant operations in Denver, Colorado, occupying approximately 173,000 square feet of office space in three separate locations. The primary office building in Denver accounts for 85% of the total square feet of office space in Denver, and its lease expires in 2025. The remaining 26 offices total approximately 102,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs. See Note 8 — Leases, in Part II, Item 8, Financial Statements and Supplemental Data for further information on our property leases.

ITEM 3.               LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 19 — Commitments and Contingencies: Litigation and Other Regulatory Matters.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JHG Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) and our CDIs are traded on the ASX (symbol: JHG). On February 19, 2021, there were approximately 39,462 holders of record of our common stock.

The following graph illustrates the cumulative total shareholder return of our common stock over the five-year period ending December 31, 2020, the last trading day of 2020, and compares it to the cumulative total return on the Standard and Poor’s (“S&P”) 500 Index(1) and to the SNL U.S. Asset Manager Index (“SNL Asset Manager Index”).(2) The S&P 500 Index consists of 500 stocks chosen for market size, liquidity and industry group representation and is one of the most widely used benchmarks of U.S. equity performance. The SNL Asset Manager Index is a market-value weighted index of 40 asset management companies. The comparison assumes a $100 investment on December 31, 2015, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

(1) STANDARD & POOR’S®, S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC.

(2) As of December 31, 2020, the SNL Asset Manager Index comprised the following companies: Affiliated Managers Group, Inc.; AllianceBernstein Holding LP; Ameriprise Financial, Inc.; Apollo Global Management, Inc.; Ares Management Corporation; Artisan Partners Asset Management, Inc.; Ashford, Inc.; Associated Capital Group, Inc.; BlackRock, Inc.; Blackstone Group, Inc.; BrightSphere Investment Group; Carlyle Group LP; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Federated Investors, Inc.; Fifth Street Asset Management, Inc.; Franklin Resources, Inc.; Gabelli Equity Trust, Inc.; GAMCO Investors, Inc.; Great Elm Capital Group, Inc.; Hamilton Lane, Inc.; Hennessy Advisors, Inc.; Invesco, Ltd.; Janus Henderson Group PLC; KKR & Co.; Manning & Napier, Inc.; Medley Management, Inc.; Pzena Investment Management, Inc.; Safeguard Scientifics, Inc.; Sculptor Capital Management, Inc.; SEI Investments Company; Silvercrest Asset Management Group, Inc.; T. Rowe Price Group, Inc.; U.S. Global Investors, Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Westwood Holdings Group, Inc.; and Wisdom Tree Investments, Inc.

(3) Data Source: S&P Global Market Intelligence.

Common Stock Purchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we were authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting (the “Corporate Buyback Program”). We commenced repurchases under the Corporate Buyback Program in March 2020 and, during the year ended December 31, 2020, we repurchased 6,572,517 shares of our common stock and CDIs for $130.8 million. We terminated the Corporate Buyback Program on February 9, 2021, following completion of the Block Repurchase described below.

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life (the “Block Repurchase”) for a total of approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. The Block Repurchase was authorized by the Board and is distinct from the Corporate Buyback Program. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

Some of our executives and employees receive rights to receive shares of common stock as part of their remuneration arrangements and employee entitlements. We typically satisfy these entitlements by using existing shares of common stock that we repurchased on-market (“Share Plans Repurchases”). These repurchases are in addition to the repurchases under the Corporate Repurchase Program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the year ended December 31, 2020, our Share Plans Repurchases totaled 2,175,411 shares at an average price of $23.26.

During the first quarter of 2021, we intend to repurchase shares on-market for the annual share grants associated with the 2020 variable compensation payable to our employees.

The following table summarizes our on-market repurchases of common stock and CDIs by month during the year ended December 31, 2020, and includes repurchases under the Corporate Buyback Program and Share Plans Repurchases.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January 1, 2020 through January 31, 2020	5,000	$25.28	—	$—
February 1, 2020 through February 29, 2020	1,550,760	25.02	—	$200
March 1, 2020 through March 31, 2020	2,214,408	15.34	2,061,205	$168
April 1, 2020 through April 30, 2020	4,090	17.58	—	$168
May 1, 2020 through May 31, 2020	735,574	18.11	438,443	$161
June 1, 2020 through June 30, 2020	749,370	22.21	623,190	$147
July 1, 2020 through July 31, 2020	3,827	20.95	—	$147
August 1, 2020 through August 31, 2020	1,365,401	20.98	1,361,833	$118
September 1, 2020 through September 30, 2020	1,108,691	19.92	1,085,289	$97
October 1, 2020 through October 31, 2020	3,118	24.43	—	$97
November 1, 2020 through November 30, 2020	832,997	26.46	830,356	$75
December 1, 2020 through December 31, 2020	174,692	31.58	172,201	$69
Total	8,747,928	$20.73	6,572,517

ITEM 6 – Removed and Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Multi-Asset, Quantitative Equities and Alternatives.

Segment Considerations

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the Chief Executive Officer (“CEO”), on an aggregated basis. Strategic and financial management decisions are determined centrally by the CEO and on this basis, we operate as a single segment investment management business.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 continues to have a significant impact on the global economy primarily through preventive measures taken by businesses and governments to restrict its spread. We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees while continuing to service our clients who rely on us to invest and manage their money. However, COVID-19 has impacted our financial results, capital and liquidity, and business operations, and each of these impacts is discussed below.

Impact on Financial Results

The economic impact of COVID-19 adversely affected our quarterly financial results during the three months ended March 31, 2020. Our revenues are primarily derived from management fees and performance fees, which are in turn dependent on the value and composition of our AUM. Our AUM was negatively impacted by the significant deterioration and volatility in the global financial markets during the first quarter of 2020 and it declined $80.4 billion, or 21%, from December 31, 2019. The decline in AUM during the first quarter of 2020 and the economic uncertainty of COVID-19 also affected the value of our intangible assets and goodwill, which resulted in impairments of $363.8 million and $123.5 million, respectively, during the first quarter of 2020. The global financial markets have greatly improved since the first quarter of 2020 and our AUM has also benefited from the market appreciation. As of December 31, 2020, our AUM is $401.6 billion, an increase of $107.2 billion, or 36%, since March 31, 2020.

Impact on Capital and Liquidity

We believe our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We hold surplus capital and liquidity over our requirements, which provide resilience against market downturns. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs, including access to our $200 million, unsecured, revolving credit facility. However, given the uncertainty surrounding the current economic environment, we continue to tightly control costs and capital expenditures.

Impact on Business Operations

COVID-19 is also affecting our business operations; however, we have a robust and detailed business continuity plan in place so that we can continue operating effectively during the COVID-19 pandemic, including processes to limit the spread of the virus among employees. For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to allow work-from-home arrangements and flexible work schedules, and to restrict business-related travel. Our employees are following the guidelines and most are working remotely from their homes. Our technology capabilities have the capacity to support remote working arrangements for our employees. We will manage employees’ return to the office with caution, and their health and safety will be our priority. We are also evolving and learning from our recent experiences to become more agile with how we operate our business, with increased flexibility in how and where our employees work. While COVID-19 has created a new and challenging landscape for our business operations, our ability to effectively maintain our operations, internal controls and client relationships has not been adversely affected by the modifications we have made in response to the pandemic.

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

2020 SUMMARY

2020 Highlights

●	Solid long-term investment performance, with 65% and 72% of our AUM outperforming benchmarks on a three- and five-year basis, respectively, as of December 31, 2020.

●	AUM increased to $401.6 billion, up 7% from the year ended December 31, 2019, due to positive markets, partially offset by net outflows.

●	2020 diluted earnings per share was $0.87, or $3.01 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	During the year ended December 31, 2020, we acquired 6.6 million shares of our common stock for $130.8 million as part of the share buyback program.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2020, was $2,298.6 million, an increase of $106.2 million, or 5%, compared to the year ended December 31, 2019. The increase was primarily driven by an improvement of $80.5 million in performance fees due to higher performance fee crystallizations and $23.8 million in shareowner servicing fees due to an increase in average AUM subject to servicing fees during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Total operating expenses for the year ended December 31, 2020, were $2,140.8 million, an increase of $489.3 million, or 30%, compared to operating expenses for the year ended December 31, 2019, primarily due to intangible asset and goodwill impairments of $390.2 million and $123.5 million, respectively.

Operating income for the year ended December 31, 2020, was $157.8 million, a decrease of $383.1 million, or (71)%, compared to the year ended December 31, 2019. Our operating margin, which was impacted by the impairments discussed above, was 6.9% in 2020 compared to 24.7% in 2019.

Net income attributable to JHG for the year ended December 31, 2020, was $161.6 million, a decrease of $266.0 million, or (62)%, compared to the year ended December 31, 2019, due to the factors impacting revenue and operating expense discussed above. In addition, our provision for income taxes improved by $78.3 million in 2020 compared to 2019, primarily due to a decrease in pre-tax income driven by impairment of our goodwill and intangible assets. Investment gains (losses), net also moved favorably by $23.3 million in 2020 compared to 2019 primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments and the consolidation of third-party ownership interests in seeded investment products.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2020:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	54%	54%	67%
Fixed Income	92%	96%	90%
Multi-Asset	97%	96%	94%
Quantitative Equities	69%	24%	16%
Alternatives	97%	97%	100%
Total JHG	68%	65%	72%

Assets Under Management

Our AUM as of December 31, 2020, was $401.6 billion, an increase of $26.8 billion, or 7%, from December 31, 2019, driven primarily by market appreciation of $49.2 billion, partially offset by net redemptions of $24.4 billion.

Our non-U.S. dollar (“USD”) AUM is primarily denominated in Great British pounds (“GBP”), euros (“EUR”) and Australian dollars (“AUD”). During the year ended December 31, 2020, the USD weakened against the GBP, the EUR and the AUD, resulting in a $6.2 billion increase to AUM. As of December 31, 2020, approximately 32% of our AUM was non-USD-denominated, resulting in a net favorable currency effect, particularly in products exposed to GBP.

VelocityShares ETNs and certain index products are not included within AUM as we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $0.6 billion and $3.1 billion as of December 31, 2020 and 2019, respectively. VelocityShares index product assets not included within AUM totaled $2.7 billion and $3.0 billion as of December 31, 2020 and 2019, respectively.

In June 2020, a third-party issuer announced its intent to delist all VelocityShares ETNs issued by the third-party. The affected ETNs were delisted from Nasdaq and the NYSE on July 12, 2020, and have been trading over-the-counter (“OTC”) since the delisting date. In addition, the third-party issuer has suspended further issuances of VelocityShares ETNs. We expect that revenue from the delisted ETNs will continue to decrease until the ETNs are fully liquidated.

Our AUM and flows by capability for the years ended December 31, 2020, 2019 and 2018, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By capability
Equities	$204.0	$32.8	$(49.1)	$(16.3)	$33.6	$2.2	$(4.1)	$219.4
Fixed Income	74.8	28.9	(30.0)	(1.1)	4.6	3.2	—	81.5
Multi-Asset	39.8	11.4	(7.9)	3.5	4.8	0.1	(0.2)	48.0
Quantitative Equities	45.2	2.4	(11.8)	(9.4)	6.0	0.2	—	42.0
Alternatives	11.0	2.8	(3.9)	(1.1)	0.2	0.5	0.1	10.7
Total	$374.8	$78.3	$(102.7)	$(24.4)	$49.2	$6.2	$(4.2)	$401.6

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals	2019
By capability
Equities	$167.6	$29.2	$(41.4)	$(12.2)	$47.8	$0.8	$—	$204.0
Fixed Income	72.4	22.1	(26.0)	(3.9)	5.4	0.9	—	74.8
Quantitative Equities	44.3	1.5	(12.3)	(10.8)	11.6	0.1	—	45.2
Multi-Asset	30.2	9.4	(6.3)	3.1	6.4	0.1	—	39.8
Alternatives	14.0	3.0	(6.6)	(3.6)	0.5	0.1	—	11.0
Total	$328.5	$65.2	$(92.6)	$(27.4)	$71.7	$2.0	$—	$374.8

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2017	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals	2018
By capability
Equities	$189.7	$33.8	$(43.9)	$(10.1)	$(10.4)	$(3.3)	$1.7	$167.6
Fixed Income	80.1	21.0	(24.8)	(3.8)	(0.8)	(3.6)	0.5	72.4
Quantitative Equities	49.9	3.7	(5.3)	(1.6)	(3.8)	(0.2)	—	44.3
Multi-Asset	31.6	7.6	(5.8)	1.8	(0.5)	(0.5)	(2.2)	30.2
Alternatives	19.5	5.0	(9.4)	(4.4)	(0.2)	(0.9)	—	14.0
Total	$370.8	$71.1	$(89.2)	$(18.1)	$(15.7)	$(8.5)	$—	$328.5
(1)	Redemptions include the impact of client transfers, which could cause a positive balance on occasion.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.
(3)	Reclassifications relate to a reclassification of an existing fund from Equities to Alternatives, and disposals relate to the sale of Geneva Capital Management LLC (“Geneva”). Refer to Note 4 — Dispositions in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the sale.

Our AUM and flows by client type for the year ended December 31, 2020, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2019	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2020
By client type:
Intermediary	$172.7	$52.1	$(53.4)	$(1.3)	$21.5	$2.5	$(2.5)	$192.9
Institutional	132.1	23.0	(42.4)	(19.4)	13.1	3.5	(1.7)	127.6
Self-directed	70.0	3.2	(6.9)	(3.7)	14.6	0.2	—	81.1
Total	$374.8	$78.3	$(102.7)	$(24.4)	$49.2	$6.2	$(4.2)	$401.6

Average Assets Under Management

The following table presents our average AUM by capability for the year ended December 31, 2020 (in billions):

Average AUM
By capability	December 31, 2020
Equities	$187.7
Fixed Income	73.3
Multi-Asset	41.5
Quantitative Equities	40.2
Alternatives	10.0
Total	$352.7

Closing Assets Under Management

The following table presents our closing AUM, split by client type and client location, as of December 31, 2020 (in billions):

Closing AUM
By client type	December 31, 2020
Intermediary	$192.9
Institutional	127.6
Self-directed	81.1
Total	$401.6

Closing AUM
By client location	December 31, 2020
North America	$220.6
EMEA and LatAm	124.1
Asia Pacific	56.9
Total	$401.6

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Other investments, including OTC derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions) are valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Throughout 2020, we continued to maintain our focus on cost discipline while also reinvesting in the business to deliver against our strategy of Simple Excellence. We performed a review of our expense model and expect to realize $40.0 million of cost saving opportunities over the next two years. These cost efficiencies will offset strategic investments in our business and infrastructure that are necessary to improve our operational efficiency and to support a growing business.

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP strengthened against the USD during the year ended December 31, 2020, compared to December 31, 2019. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

	Year ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Revenue (in millions):
Management fees	$1,794.1	$1,792.3	$1,947.4	0%	(8)%
Performance fees	98.1	17.6	7.1	457%	148%
Shareowner servicing fees	209.2	185.4	154.2	13%	20%
Other revenue	197.2	197.1	197.7	0%	(0)%
Total revenue	$2,298.6	$2,192.4	$2,306.4	5%	(5)%

Management fees

Management fees increased by $1.8 million, or less than 1%, during the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to an improvement in management fee margins, which contributed $19.2 million to the increase in management fees as well as a $4.9 million increase due to one more day in 2020 compared to 2019. This increase was partially offset by a $21.7 million decrease in management fees driven by a decline in average AUM subject to management fees.

Management fees decreased by $155.1 million, or (8%), during the year ended December 31, 2019, compared to the year ended December 31, 2018. A decline in average AUM and lower management fee margins contributed $113.1 million and $44.2 million, respectively, to the decrease in management fees year-over-year. Our SICAV products, which have higher average net management fee margins, were the biggest driver of the decline in average AUM, representing approximately $7.0 billion of the decrease.

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,		2020 vs.
	2020	2019	2019
Average net management fee margin (bps):
Equities	55.8	56.0	(0)%
Fixed Income	27.7	25.7	8%
Multi-Asset	52.1	50.0	4%
Quantitative Equities	18.7	20.4	(8)%
Alternatives	66.3	68.6	(3)%
Total average	45.6	44.9	2%

Total average net management fee margins increased by 0.7 bps, or 2%, from 2019 to 2020. Net management fee margins were higher in 2020 primarily due to a product mix shift toward higher yielding products.

Performance fees

Performance fees are derived across a number of product ranges. Mutual fund performance fees are recognized on a monthly basis, while all other product range performance fees are recognized on a quarterly or annual basis. Performance fees by product type consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Performance fees (in millions):
SICAVs	$17.6	$1.7	$5.3	935%	(68)%
UK OEICs and unit trusts	10.5	0.3	4.4	3,400%	(93)%
Offshore absolute return funds	11.0	0.4	3.4	2,650%	(88)%
Segregated mandates	72.1	30.6	24.8	136%	23%
Investment trusts	—	—	6.9	n/m	(100)%
U.S. mutual funds	(13.1)	(15.4)	(37.7)	15%	59%
Total performance fees	$98.1	$17.6	$7.1	457%	148%
* n/m - Not meaningful.

For the year ended December 31, 2020, performance fees increased $80.5 million compared to the year ended December 31, 2019. This increase was primarily due to the performance fee increase of $41.5 million earned from segregated mandates, particularly the global life sciences and global tech strategies. The increase in performance fees was further driven by a $36.7 million increase in fees related to SICAVs, offshore absolute return funds and UK OEICs due to higher performance fee crystallizations.

For the year ended December 31, 2019, performance fees increased $10.5 million compared to the year ended December 31, 2018. This increase was primarily due to a $22.5 million increase in mutual fund performance fees, partially offset by a decrease in SICAVs, UK OEICs and unit trusts and offshore absolute return funds performance fees.

The following table outlines performance fees by product type and includes information on fees earned, number of funds generating performance fees, AUM generating performance fees, number of funds eligible to earn performance fees, AUM with an uncrystallized performance fee, performance fee participation rate, performance fee frequency and performance fee methodology (dollars in millions, except where noted):

			Offshore
			Absolute
	UK OEICs and		Return	Segregated	Investment	U.S. Mutual
	Unit Trusts	SICAVs	Funds	Mandates	Trusts	Funds
Performance Fees
Year ended December 31, 2020	$10.5	$17.6	$11.0	$72.1	$—	$(13.1)
Year ended December 31, 2019	$0.3	$1.7	$0.4	$30.6	$—	$(15.4)
Year ended December 31, 2018	$4.4	$5.3	$3.4	$24.8	$6.9	$(37.7)

Number of funds that earned performance fees
Year ended December 31, 2020(1)	3	12	9	36	—	17
Year ended December 31, 2019(1)	2	12	7	42	—	17
Year ended December 31, 2018(1)	3	12	6	44	2	17

AUM generating performance fees (in billions)
AUM at December 31, 2020 generating FY20 performance fees	$2.3	$7.7	$0.9	$37.8	$—	$57.1
AUM at December 31, 2019 generating FY19 performance fees	$—	$2.5	$0.6	$30.1	$—	$48.3
AUM at December 31, 2018 generating FY18 performance fees	$2.9	$4.3	$0.4	$20.6	$1.3	$39.1

Number of funds eligible to earn performance fees
As of December 31, 2020	2	20	12	47	4	17
As of December 31, 2019	3	26	9	66	4	17
As of December 31, 2018	4	26	10	87	6	17

AUM subject to performance fees (in billions)
AUM at December 31, 2020 subject to FY20 performance fees	$1.9	$12.9	$0.9	$44.4	$2.5	$57.1
AUM at December 31, 2019 subject to FY19 performance fees	$2.5	$13.5	$0.8	$45.3	$2.3	$48.3
AUM at December 31, 2018 subject to FY18 performance fees	$3.2	$14.1	$0.7	$39.7	$2.8	$39.1

Un-crystallized performance fees (in billions)
AUM at December 31, 2020 with an un-crystallized performance fee at December 31, 2020, vesting in 2021 (2)	$1.7	$1.5	$0.1	n/a	$1.6	n/a
AUM at December 31, 2019 with an un-crystallized performance fee at December 31, 2019, vesting in 2020 (2)	$—	$2.4	$0.1	n/a	$1.2	n/a
AUM at December 31, 2018 with an un-crystallized performance fee at December 31, 2018, vesting in 2019 (2)	$—	$—	$—	n/a	$—	n/a

Performance fee participation rate percentage (3)	15%-20%	10%-20%	10%-20%	5%-28%	15%	+/−0.15%

Performance fee frequency	Quarterly	Annually and Quarterly	Annually	Quarterly, Semi-annually and Annually	Annually	Monthly

Performance fee methodology (4)	Relative/Absolute plus HWM	Relative plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative plus HWM

(1)	For offshore absolute return funds, this excludes funds earning a performance fee on redemption and only includes those with a period-end crystallization date.
(2)	Reflects the total AUM of all funds with a performance fee opportunity at any point in the relevant year.
(3)	Participation rate related to non-U.S. mutual fund products reflects our share of outperformance. Participation rate related to U.S. mutual funds represents an adjustment to the management fee.
(4)	Relative performance is measured versus applicable benchmarks and is subject to a high water mark (“HWM”) for relevant funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees. For the year ended December 31, 2020, shareowner servicing fees increased $23.8 million compared to the year ended December 31, 2019, primarily due to an increase in mutual fund average AUM, which contributed a $21.7 million increase in certain servicing fees.

For the year ended December 31, 2019, shareowner servicing fees increased $31.2 million compared to the year ended December 31, 2018, primarily due to correcting the presentation of certain servicing fees and expenses. The presentation for the year ended December 31, 2019, reflects these fees on a gross basis in shareowner servicing fees on the Consolidated Statements of Comprehensive Income, while the fees were netted in distribution expenses in the year ended December 31, 2018. The correction is offset in distribution expenses on the Consolidated Statements of Comprehensive Income.

Other revenue

Other revenue is primarily composed of VelocityShares ETN fees, 12b-1 distribution fees, general administration charges and other fee revenue. Details of the delisting of VelocityShares ETNs, which has had and will continue to have a negative impact on future ETN fees, are discussed in the “Assets Under Management” section above.

Other revenue increased by $0.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase of $5.8 million in 12b-1 fees and servicing fees driven by an improvement in average AUM, partially offset by a $4.1 decrease in ETN licensing fees due to the delisting and liquidation of ETN products and a $1.6 million reduction in other advisory fees.

Other revenue decreased by $0.6 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. There were no significant items driving the decrease in other revenue.

Operating Expenses

	Year ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Operating expenses (in millions):
Employee compensation and benefits	$618.6	$602.5	$613.0	3%	(2)%
Long-term incentive plans	170.1	184.3	188.6	(8)%	(2)%
Distribution expenses	464.4	444.3	446.7	5%	(1)%
Investment administration	50.0	47.9	46.9	4%	2%
Marketing	19.6	31.1	37.9	(37)%	(18)%
General, administrative and occupancy	255.2	260.8	253.7	(2)%	3%
Impairment of goodwill and intangible assets	513.7	18.0	7.2	2,754%	150%
Depreciation and amortization	49.2	62.6	62.6	(21)%	—%
Total operating expenses	$2,140.8	$1,651.5	$1,656.6	30%	(0)%

Employee compensation and benefits

During the year ended December 31, 2020, employee compensation and benefits increased $16.1 million compared to the year ended December 31, 2019, primarily driven by increases of $9.3 million in variable compensation mainly due to a higher bonus pool and other variable compensation. Variable compensation including bonus pools is generally calculated as a percentage of operating income excluding incentive compensation (pre-incentive operating income) and is allocated to employees by management on a discretionary basis. Annual base-pay increases of $6.6 million and unfavorable foreign currency translation of $1.4 million also contributed to the increase in employee compensation and benefits. These increases were partially offset by a $2.4 million decrease in other fixed compensation mainly due to final deferred consideration adjustments recognized during the year ended December 31, 2019.

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

Long-term incentive plans

Long-term incentive plans decreased by $14.2 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by decreases of $14.5 million due to the roll-off of vested awards exceeding new awards and $2.0 million in mark-to-market adjustments related to mutual fund share awards and valuation adjustments for certain Intech long-term incentive awards.

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

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased $20.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase of $18.4 million driven by an improvement in average intermediary-sourced AUM. A $1.2 million increase in other international distribution expenses also contributed to the year-over-year increase in distribution expenses.

Distribution expenses decreased $2.4 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. A decline in average AUM and lower management fee margins contributed $31.7 million and $6.4 million to the decrease, respectively. These decreases were partially offset by a $31.9 million increase due to correcting the presentation of certain servicing fees and expenses as discussed in the Shareowner servicing fees section above.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased $2.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in custodial and transfer agent administration fees.

Investment administration expenses increased $1.0 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. There were no significant items driving the increase in investment administration expenses.

Marketing

During the year ended December 31, 2020, marketing expenses decreased $11.5 million, compared to the year ended December 31, 2019, primarily due to fewer marketing events and advertising campaigns during the COVID-19 pandemic.

During the year ended December 31, 2019, marketing expenses decreased $6.8 million, compared to the year ended December 31, 2018. The decrease was primarily driven by lower marketing material and advertising costs during 2019.

General, administrative and occupancy

General, administrative and occupancy expenses decreased $5.6 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to a $17.4 million reduction in travel expenses as a result of reduced travel during the COVID-19 pandemic and a $3.4 million decrease in the impairment of sub-leased office space. These decreases were partially offset by increases of $5.7 million in consultancy fees related to upgrades to our order management system and certain project costs, $3.4 million in software licensing and upgrade costs, $2.3 million in charitable contributions, $2.0 million in regulatory insurance fees, and unfavorable foreign currency translation of $1.0 million during the year ended December 31, 2020.

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

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges increased by $495.7 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was due to a $123.5 million impairment of our goodwill, $363.8 million impairment of certain mutual fund investment management agreements and client relationships, and a $26.4 million impairment of the VelocityShares ETN definite-lived intangible asset recognized during the year ended December 31, 2020. These increases were partially offset by an $18.0 million impairment related to certain mutual fund investment management agreements recognized during the year ended December 31, 2019.

Goodwill and intangible asset impairment charges increased by $10.8 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily due to an $18.0 million impairment related to certain mutual fund investment management agreements recognized during the year ended December 31, 2019, partially offset by a $7.2 million impairment related to certain investment management contracts during the year ended December 31, 2018.

Depreciation and amortization

Depreciation and amortization expenses decreased $13.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to a decrease in the amortization of intangible assets resulting from the sale of Geneva and the impairment of certain client relationships, partially offset by an increase in the amortization of internal software of $1.9 million during the year ended December 31, 2020. For more information, refer to Note 7 — Goodwill and Intangible Assets in Part II, Item 8, Financial Statements and Supplementary Data.

Non-Operating Income and Expenses

	Year ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Non-operating income and expenses (in millions):
Interest expense	$(12.9)	$(15.1)	$(15.7)	15%	4%
Investment gains (losses), net	57.5	34.2	(40.9)	68%	184%
Other non-operating income, net	39.7	23.5	68.6	69%	(66)%
Income tax provision	(59.5)	(137.8)	(162.2)	57%	15%

Interest expense

Interest expense decreased $2.2 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to a reduction in the unwind of the discount related to Geneva contingent consideration during the year ended December 31, 2020. Additionally, the year ended December 31, 2019, also included interest expense in relation to accretion of earnouts for previous business acquisitions, which was fully paid during the year ended December 31, 2019.

Interest expense decreased $0.6 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to interest associated with the 0.750% Convertible Senior Notes due 2018 (“2018 Convertible Notes”), which matured and were settled in 2018.

Investment gains (losses), net

The components of investment gains (losses), net for the years ended December 31, 2020, 2019 and 2018, were as follows (in millions):

	Year ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$26.6	$3.5	$(17.3)	660%	120%
Third-party ownership interests in seeded investment products	20.1	17.2	(25.3)	17%	168%
Long Tail Alpha equity method investment	6.0	1.5	2.0	300%	(25)%
Deferred equity plan	2.1	9.5	(0.1)	(78)%	9,600%
Other	2.7	2.5	(0.2)	8%	1,350%
Investment gains (losses), net	$57.5	$34.2	$(40.9)	68%	184%

Investment gains (losses), net moved favorably by $23.3 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to fair value adjustments in relation to our seeded investment products and the consolidation of third-party ownership interests in seeded investment products.

Investment gains (losses), net moved favorably by $75.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to fair value adjustments in relation to our seeded investment products and hedging instruments.

Other non-operating income, net

Other non-operating income, net improved $16.2 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to a $16.2 million gain and $7.1 million contingent consideration adjustment in relation to the sale of Geneva, and favorable foreign currency translation of $19.3 million recognized during the year ended December 31, 2020. These increases were partially offset by a $20.0 million contingent consideration adjustment associated with Geneva due to an updated forecast recognized during the year ended December 31, 2019, and an $8.0 million decrease in interest income driven by lower interest rates during the year ended December 31, 2020.

Other non-operating income, net declined $45.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to a $26.8 million fair value adjustment related to options issued to Dai-ichi Life, which expired in October 2018, and a $22.3 million gain on the sale of our back-office and middle-office functions in the U.S., both of which benefited other non-operating income, net during 2018. Also contributing to the decline was unfavorable foreign currency translation of $20.4 million. These decreases were partially offset by a $20.0 million contingent consideration adjustment associated with Geneva recognized during the year ended December 31, 2019.

Income Tax Provision

Our effective tax rates for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Year ended December 31,
	2020	2019	2018
Effective tax rate	24.6%	23.6%	24.5%

The effective tax rate for 2020 was impacted by the enactment of Finance Act 2020, where the UK government announced the UK tax rate would remain at 19% and not reduce to 17% as scheduled. As a result, the UK deferred assets and liabilities were revalued from 17% to 19%, creating a non-cash deferred tax expense of $6.9 million. The effective tax rate was also impacted by the permanent component of the impairment charge that relates to non-deductible intangible assets and goodwill. Aside from the reduction of income before taxes, the majority of the impairment charges did not have a direct impact on the effective tax rate as these amounts related to temporary differences that adjusted our deferred tax balances recognized in connection with prior taxable asset acquisitions.

We anticipate our annual statutory tax rate will be in the 23% to 25% range in 2021. The primary influence driving the annual statutory tax rate above the average statutory tax rate for 2021 is the mix shift in regional profitability with different tax jurisdictions. Any tax legislative changes and new or proposed Treasury regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Net loss (income) attributable to noncontrolling interests

The components of net loss (income) attributable to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018, were as follows (in millions):

	Year ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Net loss (income) attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$(20.1)	$(17.2)	$25.3	17%	168%
Majority-owned subsidiaries	(0.9)	(0.9)	(1.1)	0%	18%
Total net loss (income) attributable to noncontrolling interests	$(21.0)	$(18.1)	$24.2	16%	175%

Net loss (income) attributable to noncontrolling interests improved by $2.9 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, and by $42.3 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increases were primarily due to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

2021 operating expenses

We expect to see increased operating leverage in 2021. Non-compensation operating expenses are expected to increase in 2021 compared to 2020, primarily due to the impact of currency rates and higher marketing expenses. The increase in non-compensation operating expenses is expected to be in the mid-single digits. At current market levels, the adjusted compensation to revenue ratio is expected to decrease to the low end of the 40s in 2021, primarily due to higher AUM and keeping fixed compensation expenses relatively flat year-over-year.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the years ended December 31, 2020 and 2019 (in millions, except per share and operating margin data):

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Reconciliation of revenue to adjusted revenue
Revenue	$2,298.6	$2,192.4
Management fees	(183.8)	(189.6)
Shareowner servicing fees	(170.3)	(149.4)
Other revenue	(110.3)	(105.3)
Adjusted revenue(1)	$1,834.2	$1,748.1
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$2,140.8	$1,651.5
Employee compensation and benefits(2)	(2.3)	(19.1)
Long-term incentive plans(2)	0.5	0.8
Distribution expenses(1)	(464.4)	(444.3)
General, administrative and occupancy(2)	(11.0)	(20.0)
Impairment of goodwill and intangible assets(3)	(513.7)	(18.0)
Depreciation and amortization(3)	(12.4)	(29.4)
Adjusted operating expenses	$1,137.5	$1,121.5
Adjusted operating income	696.7	626.6
Operating margin(4)	6.9%	24.7%
Adjusted operating margin(5)	38.0%	35.8%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$161.6	$427.6
Employee compensation and benefits(2)	2.3	19.1
Long-term incentive plans(2)	(0.5)	(0.8)
General, administrative and occupancy(2)	11.0	20.0
Impairment of goodwill and intangible assets(3)	513.7	18.0
Depreciation and amortization(3)	12.4	29.4
Interest expense(6)	0.1	2.5
Investment gains, net(6)	(1.4)	—
Other non-operating income (expenses), net(6)	(28.7)	(24.3)
Income tax provision(7)	(112.6)	(13.2)
Adjusted net income attributable to JHG	557.9	478.3
Less: allocation of earnings to participating stock-based awards	(16.4)	(13.1)
Adjusted net income attributable to JHG common shareholders	$541.5	$465.2
Weighted-average common shares outstanding — diluted (two class)	179.9	188.6
Diluted earnings per share (two class)(8)	$0.87	$2.21
Adjusted diluted earnings per share (two class)(9)	$3.01	$2.47
(1)	We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed-through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and service fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fees. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue.

(2)	Adjustments primarily represent rent expense for subleased office space as well as integration costs in relation to the Merger, including severance costs, legal costs and consulting fees. JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments primarily represent contingent consideration adjustments associated with prior acquisitions and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. JHG management believes these expenses do not represent our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2020 and 2019 (in millions):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents held by the Company	$1,096.9	$732.4
Investment securities held by the Company	$238.8	$223.6
Fees and other receivables	$373.6	$334.8
Debt	$313.3	$316.2

Cash and cash equivalents consist primarily of cash at banks held in money market funds. Cash and cash equivalents and investment securities held by consolidated variable interest entities (“VIEs”) and consolidated voting rights entities (“VREs”) are not available for general corporate purposes and have been excluded from the table above.

Investment securities held by us represent seeded investment products (exclusive of investments held by consolidated VIEs and VREs), investments related to deferred compensation plans and other less significant investments.

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments, contingent consideration payments and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Cash Flows

A summary of cash flow data for the years ended December 31, 2020, 2019 and 2018, was as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Cash flows provided by (used for):
Operating activities	$645.7	$463.2	$670.8
Investing activities	129.4	(389.3)	100.9
Financing activities	(491.0)	(207.0)	(616.8)
Effect of exchange rate changes on cash and cash equivalents	27.5	13.0	(32.5)
Net change in cash and cash equivalents	311.6	(120.1)	122.4
Cash balance at beginning of period	796.5	916.6	794.2
Cash balance at end of period	$1,108.1	$796.5	$916.6

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2020, 2019 and 2018, was as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Sales of investment securities, net	$134.8	$1.5	$35.1
Sales (purchases) of investment securities by consolidated seeded investment products, net	(20.2)	(320.8)	36.5
Purchase of property, equipment and software	(17.8)	(37.8)	(29.1)
Proceeds from sale of Geneva	38.4	—	—
Proceeds from BNP Paribas transaction, net	—	—	36.5
Cash received (paid) on settled hedges, net	(11.6)	(34.9)	16.0
Other	5.8	2.7	5.9
Cash provided by (used for) investing activities	$129.4	$(389.3)	$100.9

Cash inflows from investing activities were $129.4 million during the year ended December 31, 2020, primarily due to net sales of investment securities, proceeds from the sale of Geneva and net sales of investment securities by consolidated seeded investment products. When comparing the year ended December 31, 2020, to the year ended December 31, 2019, the change in cash provided by (used for) investing activities was primarily due to an increase in cash received from net sales of investment securities within consolidated investment products. The increase was driven by third-party redemption activity within the consolidated investment products resulting in a lower VIE investment securities balance, which decreased from $924.8 million at December 31, 2019, to $214.6 million at December 31, 2020. The sale of Geneva in March 2020 and an increase in sales of investment securities, less net cash paid to settle hedges related to our seed capital hedge program, also contributed to the year-over-year change in cash provided by (used for) investing activities. We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding. The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. We may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy.

Cash outflows from investing activities were $389.3 million during the year ended December 31, 2019, primarily due to net purchases of securities by consolidated investment products; purchases of property, equipment and software; and net cash paid on settled hedges. The change in cash from investing activities comparing the year ended December 31, 2019, to the year ended December 31, 2018, was primarily due to sales and purchases of securities within consolidated investment products. The increase was due to increased third-party activity within the consolidated investment products primarily due to a larger VIE investment securities balance, which increased from $282.7 million at December 31, 2018, to $924.8 million at December 31, 2019.

Cash inflows from investing activities in 2018 were primarily due to proceeds received from the sale of our back-office and middle-office functions in the U.S., net sales of investment securities and cash received on settled hedges within our economic seed hedge program. These cash inflows are partially offset by cash outflows related to property, equipment and software purchases.

Financing Activities

Cash used for financing activities for the years ended December 31, 2020, 2019 and 2018, was as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Dividends paid to shareholders	$(262.9)	$(272.4)	$(275.1)
Repayment of long-term debt	—	—	(95.3)
Third-party (redemptions) sales in consolidated seeded investment products, net	(34.0)	320.8	(36.5)
Purchase of common stock for stock-based compensation plans	(49.1)	(39.0)	(86.6)
Purchase of common stock as part of share buyback program	(130.8)	(199.9)	(99.8)
Payment of contingent consideration	(13.8)	(14.1)	(22.7)
Other	(0.4)	(2.4)	(0.8)
Cash used for financing activities	$(491.0)	$(207.0)	$(616.8)

Cash outflows from financing activities were $491.0 million during the year ended December 31, 2020, primarily due to dividends paid to shareholders and the purchase of common stock for the share buyback program and stock-based compensation plans. When comparing the year ended December 31, 2020, to the year ended December 31, 2019, the change in cash used for financing activities was impacted by net third-party redemptions within consolidated seeded investment products primarily due to lower VIE investment securities balance, which decreased from $924.8 million at December 31, 2019, to $214.6 million at December 31, 2020. A decrease in the purchase of common stock as part of the 2020 share buyback program also contributed to the year-over-year change in cash used for financing activities.

Cash outflows from financing activities were $207.0 million during the year ended December 31, 2019, primarily due to dividends paid to shareholders and the purchase of common stock for the share buyback program, partially offset by third-party sales in consolidated seeded investment products. The change in cash from financing activities comparing the year ended December 31, 2019 to 2018, was primarily due to sales and purchases of securities within consolidated investment products. The increase was due to increased third-party activity within the consolidated investment products primarily due to a larger VIE investment securities balance, which increased from $282.7 million at December 31, 2018, to $924.8 million at December 31, 2019.

Cash outflows from financing activities in 2018 were primarily due to $275.1 million of dividends paid to shareholders, common stock purchase for stock-based compensation plans and the share buyback program totaling $186.4 million, and payment of the remaining principal balance related to the 2018 Convertible Notes.

Other Sources of Liquidity

At December 31, 2020, we had a $200 million unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, CFTC, FCA and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £327.1 million ($447.1 million), resulting in £189.5 million ($259.0 million) of capital above the requirement as of December 31, 2020, based upon internal calculations. Capital requirements in other jurisdictions are not significant.

Contractual Obligations

The following table presents contractual obligations and associated maturities at December 31, 2020 (in millions):

	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
Debt	$—	$—	$300.0	$—	$300.0
Interest payments	14.6	43.9	8.5	—	67.0
Finance leases	0.5	1.4	0.2	—	2.1
Operating leases	32.3	79.0	33.3	21.0	165.6
Total	$47.4	$124.3	$342.0	$21.0	$534.7

Debt maturing in three to five years represents the principal value of the 4.875% Senior Notes due 2025 (“2025 Senior Notes”).

Short-Term Liquidity Requirements

Common Stock Purchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we were authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting (the “Corporate Buyback Program”). We commenced repurchases under the Corporate Buyback Program in March 2020 and, during the year ended December 31, 2020, we repurchased 6,572,517 shares of our common stock and CDIs for $130.8 million. We terminated the Corporate Buyback Program on February 9, 2021, following completion of the Block Repurchase described below.

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life (the “Block Repurchase”) for a total of approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. The Block Repurchase was authorized by the Board and is distinct from the Corporate Buyback Program. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

Some of our executives and employees receive rights to receive shares of common stock as part of their remuneration arrangements and employee entitlements. We typically satisfy these entitlements by using existing shares of common stock that we repurchased on-market (“Share Plans Repurchases”). These repurchases are in addition to the repurchases under the Corporate Repurchase Program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the year ended December 31, 2020, our Share Plans Repurchases totaled 2,175,411 shares at an average price of $23.26.

During the first quarter of 2021, we intend to repurchase shares on-market for the annual share grants associated with the 2020 variable compensation payable to our employees.

Dividends

The payment of cash dividends is within the discretion of our Board and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2020, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2020	$66.2	March 5, 2020
$0.36	April 29, 2020	$66.1	June 3, 2020
$0.36	July 28, 2020	$65.8	August 26, 2020
$0.36	October 28, 2020	$64.8	November 23, 2020

On February 3, 2021, our Board declared a cash dividend of $0.36 per share. The quarterly dividend will be paid on March 3, 2021, to shareholders of record at the close of business on February 17, 2021.

Long-Term Liquidity Requirements

Expected long-term commitments as of December 31, 2020, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, and Intech noncontrolling interests. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

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

Defined Benefit Pension Plan

The main defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS” or the “Plan”), previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The latest triennial valuation of our defined benefit pension plan resulted in a surplus on a technical basis of $16.4 million. For more information, refer to Note 16 — Retirement Benefit Plans in Part II, Item 8, Financial Statements and Supplementary Data.

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

Accounting for Goodwill and Intangible Assets

The recognition and measurement of goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. The judgment exercised by management in arriving at these valuations includes the selection of market growth rates, fund flow assumptions, expected margins and costs.

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

Definite-lived intangible assets represent certain other investment management contracts, which are amortized over their estimated lives using the straight-line method. The initial estimated lives of the definite-lived contracts vary and range from eight years to 21 years.

Impairment Testing — Annual Assessment

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. We chose to forego the qualitative test and instead perform a quantitative impairment test, determining the enterprise value of the reporting unit and comparing it to our equity balance (carrying amount). The results of the goodwill assessment revealed the estimated fair value of the reporting unit was $0.4 billion greater than the carrying value as of October 1, 2020. While the results of the assessment were favorable, we are at risk of failing step one of the assessment in 2021 if the price of our stock declines significantly and the deterioration of the stock price becomes sustained. The results of the indefinite-lived intangible asset impairment assessment did not reveal any indicators of impairment.

Impairment Testing — Interim Assessment

In March 2020, the World Health Organization declared COVID-19 a pandemic. The impact of COVID-19 on the global economy and businesses has been extreme and continues to evolve, and its future effects are uncertain. Our financial results are directly impacted by volatility in the global financial markets. In March 2020, the global financial markets declined substantially and our AUM was significantly impacted. We therefore determined that the sudden and severe decline in our AUM was a triggering event for performing an interim impairment assessment of our goodwill and intangible assets.

A discounted cash flow (“DCF”) model was used to determine the estimated fair value of certain investment management agreements and client relationships while a relief from royalty method was used for trademarks. Some of the inputs used in the DCF and relief from royalty models required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns. Management’s judgment used in the assessments was more significant under the market conditions and economic uncertainty created by COVID-19. The carrying value of certain investment management agreements, trademarks and client relationships exceeded their estimated fair value, and we recognized impairments of $263.5 million, $7.7 million and $92.6 million, respectively, during the three months ended March 31, 2020. Each impairment charge is recorded in goodwill and intangible asset impairment charges on the Statements of Comprehensive Income.

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

Impairment Testing – 2021

As part of our ongoing Simple Excellence initiatives and looking globally at delivering excellent service to our clients and positioning our business for success, we recently completed a review of Perkins Investment Management. To right-

size our product portfolio and better align with the changing needs of clients, certain strategies will be closed and the funds liquidated, effective on or about April 30, 2021. The majority of the Perkins value equity strategies, which represent the core of our expertise, are unaffected by this reorganization and they will continue under the Janus Henderson brand. The Perkins brand will be wound down and future marketing efforts for value equity strategies will be incorporated under the Janus Henderson brand. As of December 31, 2020, the carrying value of intangible assets associated with Perkins investment management agreements and the Perkins trademark was $100.2 million and $3.6 million, respectively, and these assets are at risk of impairment in 2021 due to the fund liquidations and potential for client outflows.

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

The costs of and period-end obligations under defined benefit pension plans are determined using actuarial valuations. The actuarial valuation involves making a number of assumptions, including those related to the discount rate, the expected rate of return on assets, future salary increases, mortality rates and future pension increases. Due to the long-term nature of these plans, such estimates are subject to significant uncertainty.

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Increase in
funded status at
December 31, 2020
Discount rate: -0.1%	$16.4
Inflation: +0.1%	$2.1
Life expectancy: +1 year at age 65	$26.0
Market value of return seeking portfolio falls 25%	$33.6

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

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the “Management Fees” section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. In many cases, performance fees are subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year-over-year. We recognized performance fees of $98.1 million, $17.6 million and $7.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, $105.8 billion and $81.5 billion of AUM generated performance fees during the years ended December 31, 2020 and 2019, respectively.

Investment Securities

At December 31, 2020, we were exposed to market price risk as a result of investment securities on our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our investment securities subject to market price fluctuations as of December 31, 2020 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Investment securities:
Seeded investment products (including VIEs)	$380.7	$418.8	$342.6
Investments related to deferred compensation plans	96.5	106.2	86.9
Other	5.5	6.1	5.0
Total investment securities	$482.7	$531.0	$434.4

Certain investment securities include debt securities that contribute to the achievement of defined investment objectives. Debt securities are exposed to interest rate risk and credit risk. Movement in interest rates would be reflected in the value of the securities; refer to the quantitative analysis above.

Derivative Instruments

We maintain an economic hedge program that uses derivative instruments to mitigate market volatility of certain seeded investments. Market fluctuations are mitigated using derivative instruments, including futures, credit default swaps, index swaps and total return swaps. We also operate a rolling program of foreign currency forward contracts to mitigate the non-functional currency exposures arising from certain seed capital investments. We were party to the following derivative instruments as of December 31, 2020 and 2019 (in millions):

	Notional value
	December 31, 2020	December 31, 2019
Futures	$164.5	$222.9
Credit default swaps	$166.2	$143.0
Total return swaps	$35.6	$46.3
Foreign currency forward contracts	$205.0	$327.8

Changes in fair value of derivative instruments are recognized in investment gains (losses), net in the Consolidated Statements of Comprehensive Income. Changes in fair value of foreign currency forward contracts designated as hedges for accounting purposes are recognized in accumulated other comprehensive loss, net of tax under net investment hedge accounting.

Foreign Currency Exchange Sensitivity

Foreign currency risk is the risk that we will sustain losses through adverse movements in foreign currency exchange rates, where we transact in currencies that are different from our functional currency.

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

The following table illustrates the impact of the below currencies weakening by 10% on all unhedged financial assets and liabilities denominated in currencies material to us other than USD (in millions):

	December 31, 2020		December 31, 2019
		Other		Other
		comprehensive		comprehensive
	Net income	income	Net income	income
	attributable to	attributable to	attributable to	attributable to
	JHG	JHG	JHG	JHG
Great British pound	$(7.3)	$188.8	$4.3	$271.5
Australian dollar	$0.3	$26.1	$0.9	$28.6
Euro	$1.6	$7.5	$(1.9)	$9.4

In January of 2021, we implemented a balance sheet foreign currency hedging program (the “Program”) with the objective of taking reasonable measures to minimize the effects of foreign currency remeasurement of monetary balance sheet accounts on the income statement. The program is not designed to eliminate all impacts of foreign currency risk, rather it is designed to reduce income statement volatility. The Program will utilize foreign currency forward contracts to achieve its objectives and it will be considered an economic hedge for accounting purposes.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	59
Management’s Report on Internal Control Over Financial Reporting	63
Consolidated Balance Sheets as of December 31, 2020 and 2019	64
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018	65
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	66
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018	67
Notes to the Consolidated Financial Statements	68
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Assessments of Goodwill and Certain Intangible Assets

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance of $1,383.9 million as of December 31, 2020 is net of a $123.5 million impairment recognized in 2020. The Company’s intangible assets balance of $2,686.3 million as of December 31, 2020 is net of $390.2 million of impairment recognized in 2020, and includes certain indefinite-lived investment management agreements and definite-lived client relationships. Management performs its annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if changes in circumstances indicate that the carrying value may be impaired. The Company has determined that they have one reporting unit for goodwill impairment testing purposes. Definite-lived intangible assets are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the fair value of the sole reporting unit or intangible assets is less than the carrying amount, an impairment is recognized. Management used a discounted cash flow model to determine the estimated fair value of the sole reporting unit, certain investment management agreements and certain client relationships. Some of the inputs used in the discounted cash flow model required significant management judgment, including the discount rate, terminal growth rates, forecasted financial results, and market returns.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and certain intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the sole reporting unit and certain intangible assets; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, terminal growth rates, forecasted financial results, and market returns; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and certain intangible assets, including controls over the valuation of the sole reporting unit and certain intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the discount rate, terminal growth rates, forecasted financial results, and market returns. Evaluating management’s assumptions related to the discount rate, terminal growth rates, forecasted financial results, and market returns involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the sole reporting unit, as well as investment companies subject to the investment management agreements and client relationships; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 24, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinion on the Financial Statements

We have audited the consolidated statements of comprehensive income, of cash flows, and of changes in equity of Janus Henderson Group plc and its subsidiaries (the “Group”) for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Group for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

London, UK

February 26, 2019

We served as the Group's auditor from 2014 to 2019.

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

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2020, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2020, as stated in Item 8 of this Annual Report on Form 10-K.

February 24, 2021

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,099.7	$733.9
Investment securities	268.1	253.5
Fees and other receivables	373.6	334.8
OEIC and unit trust receivables	114.7	131.7
Assets of consolidated VIEs:
Cash and cash equivalents	8.4	62.6
Investment securities	214.6	924.8
Other current assets	3.5	23.5
Other current assets	111.1	116.0
Total current assets	2,193.7	2,580.8
Non-current assets:
Property, equipment and software, net	77.9	84.7
Intangible assets, net	2,686.3	3,088.6
Goodwill	1,383.9	1,504.3
Retirement benefit asset, net	191.3	214.0
Other non-current assets	157.7	149.3
Total assets	$6,690.8	$7,621.7

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$232.1	$246.0
Current portion of accrued compensation, benefits and staff costs	371.0	335.7
OEIC and unit trust payables	121.5	130.9
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	3.2	57.1
Total current liabilities	727.8	769.7

Non-current liabilities:
Accrued compensation, benefits and staff costs	53.7	59.4
Long-term debt	313.3	316.2
Deferred tax liabilities, net	627.4	729.1
Retirement benefit obligations, net	4.7	4.4
Other non-current liabilities	144.3	158.8
Total liabilities	1,871.2	2,037.6

Commitments and contingencies (See Note 19)

REDEEMABLE NONCONTROLLING INTERESTS	85.8	677.9

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 180,403,176 and 186,975,693 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	270.6	280.5
Additional paid-in-capital	3,815.0	3,828.5
Treasury shares, 2,548,063 and 3,545,812 shares held at December 31, 2020 and 2019, respectively	(107.3)	(139.5)
Accumulated other comprehensive loss, net of tax	(324.0)	(367.1)
Retained earnings	1,062.1	1,284.1
Total shareholders’ equity	4,716.4	4,886.5
Nonredeemable noncontrolling interests	17.4	19.7
Total equity	4,733.8	4,906.2
Total liabilities, redeemable noncontrolling interests and equity	$6,690.8	$7,621.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Data)

	Year ended December 31,
	2020	2019	2018
Revenue:
Management fees	$1,794.1	$1,792.3	$1,947.4
Performance fees	98.1	17.6	7.1
Shareowner servicing fees	209.2	185.4	154.2
Other revenue	197.2	197.1	197.7
Total revenue	2,298.6	2,192.4	2,306.4
Operating expenses:
Employee compensation and benefits	618.6	602.5	613.0
Long-term incentive plans	170.1	184.3	188.6
Distribution expenses	464.4	444.3	446.7
Investment administration	50.0	47.9	46.9
Marketing	19.6	31.1	37.9
General, administrative and occupancy	255.2	260.8	253.7
Impairment of goodwill and intangible assets	513.7	18.0	7.2
Depreciation and amortization	49.2	62.6	62.6
Total operating expenses	2,140.8	1,651.5	1,656.6
Operating income	157.8	540.9	649.8
Interest expense	(12.9)	(15.1)	(15.7)
Investment gains (losses), net	57.5	34.2	(40.9)
Other non-operating income, net	39.7	23.5	68.6
Income before taxes	242.1	583.5	661.8
Income tax provision	(59.5)	(137.8)	(162.2)
Net income	182.6	445.7	499.6
Net loss (income) attributable to noncontrolling interests	(21.0)	(18.1)	24.2
Net income attributable to JHG	$161.6	$427.6	$523.8

Earnings per share attributable to JHG common shareholders:
Basic	$0.87	$2.21	$2.62
Diluted	$0.87	$2.21	$2.61
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$71.8	$74.7	$(124.3)
Actuarial gains (losses)	(29.5)	(5.6)	3.7
Other comprehensive income (loss), net of tax	42.3	69.1	(120.6)
Other comprehensive loss (income) attributable to noncontrolling interests	0.8	(12.7)	1.4
Other comprehensive income (loss) attributable to JHG	$43.1	$56.4	$(119.2)
Total comprehensive income	$224.9	$514.8	$379.0
Total comprehensive loss (income) attributable to noncontrolling interests	(20.2)	(30.8)	25.6
Total comprehensive income attributable to JHG	$204.7	$484.0	$404.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2020	2019	2018
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$182.6	$445.7	$499.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.2	62.6	62.6
Impairment of goodwill and intangible assets	513.7	18.0	7.2
Deferred income taxes	(104.8)	(4.7)	(10.5)
Stock-based compensation plan expense	66.7	74.2	82.4
Impairment of right-of-use operating asset	1.3	4.7	—
Gain on sale of Geneva	(16.2)	—	—
Investment gains, net	(57.5)	(34.2)	40.9
Contingent consideration fair value adjustment	(7.1)	(20.0)	—
Contributions to pension plans in excess of costs recognized	(4.6)	1.0	(16.1)
Gain from BNP Paribas transaction	—	—	(22.3)
Dai-ichi option fair value adjustments	—	—	(26.8)
Other, net	(20.5)	(11.1)	4.8
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	7.6	0.4	3.9
Other assets	(53.4)	(16.4)	134.5
Other accruals and liabilities	88.7	(57.0)	(89.4)
Net operating activities	645.7	463.2	670.8
Investing activities:
Sales (purchases) of:
Investment securities, net	134.8	1.5	35.1
Property, equipment and software	(17.8)	(37.8)	(29.1)
Investment securities by consolidated seeded investment products, net	(20.2)	(320.8)	36.5
Proceeds from BNP Paribas transaction, net	—	—	36.5
Cash received (paid) on settled seed capital hedges, net	(11.6)	(34.9)	16.0
Dividends received from equity-method investments	0.4	0.4	—
Receipt of contingent consideration payments from sale of Volantis	2.2	2.3	5.9
Receipt of contingent consideration payments from sale of Geneva	3.2	—	—
Proceeds from sale of Geneva	38.4	—	—
Net investing activities	129.4	(389.3)	100.9
Financing activities:
Proceeds from stock-based compensation plans	1.0	—	8.6
Purchase of common stock for stock-based compensation plans	(49.1)	(39.0)	(86.6)
Purchase of common stock for share buyback program	(130.8)	(199.9)	(99.8)
Dividends paid to shareholders	(262.9)	(272.4)	(275.1)
Repayment of long-term debt	—	—	(95.3)
Payment of contingent consideration	(13.8)	(14.1)	(22.7)
Distributions to noncontrolling interests	(0.8)	(1.3)	(8.1)
Third-party sales (redemptions) in consolidated seeded investment products, net	(34.0)	320.8	(36.5)
Principal payments under capital lease obligations	(0.6)	(1.1)	(1.3)
Net financing activities	(491.0)	(207.0)	(616.8)
Cash and cash equivalents:
Effect of foreign exchange rate changes	27.5	13.0	(32.5)
Net change	311.6	(120.1)	122.4
At beginning of period	796.5	916.6	794.2
At end of period	$1,108.1	$796.5	$916.6
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6	$14.8
Cash paid for income taxes, net of refunds	$159.0	$160.0	$184.7
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,099.7	$733.9	$880.4
Cash and cash equivalents held in consolidated VIEs	8.4	62.6	36.2
Total cash and cash equivalents	$1,108.1	$796.5	$916.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance January 1, 2018	200.4	$300.6	$3,842.9	$(155.8)	$(304.3)	$1,154.1	$38.2	$4,875.7
Net income	—	—	—	—	—	523.8	(9.1)	514.7
Other comprehensive loss	—	—	—	—	(119.2)	—	—	(119.2)
Dividends paid to shareholders ($1.40 per share)	—	—	0.2	—	—	(270.4)	—	(270.2)
Share buyback program	(4.0)	(6.0)	—	—	—	(93.8)	—	(99.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.6)	(7.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.8	—	0.8
Redemptions of convertible debt	—	—	(38.0)	—	—	—	—	(38.0)
Purchase of common stock for stock-based compensation plans	—	—	(37.5)	(49.1)	—	—	—	(86.6)
Vesting of stock-based compensation plans	—	—	(34.1)	34.1	—	—	—	—
Stock-based compensation plan expense	—	—	82.4	—	—	—	—	82.4
Proceeds from stock-based compensation plans	—	—	8.6	—	—	—	—	8.6
Balance at December 31, 2018	196.4	294.6	3,824.5	(170.8)	(423.5)	1,314.5	21.5	4,860.8
Net income	—	—	—	—	—	427.6	(1.1)	426.5
Other comprehensive income	—	—	—	—	56.4	—	—	56.4
Dividends paid to shareholders ($1.44 per share)	—	—	0.1	—	—	(272.5)	—	(272.4)
Share buyback program	(9.4)	(14.1)	—	—	—	(185.8)	—	(199.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(33.8)	(5.2)	—	—	—	(39.0)
Vesting of stock-based compensation plans	—	—	(36.5)	36.5	—	—	—	—
Stock-based compensation plan expense	—	—	74.2	—	—	—	—	74.2
Balance at December 31, 2019	187.0	280.5	3,828.5	(139.5)	(367.1)	1,284.1	19.7	4,906.2
Net income	—	—	—	—	—	161.6	(1.5)	160.1
Other comprehensive income	—	—	—	—	43.1	—	—	43.1
Dividends paid to shareholders ($1.44 per share)	—	—	0.1	—	—	(263.0)	—	(262.9)
Share buyback program	(6.6)	(9.9)	—	—	—	(120.9)	—	(130.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(45.4)	(3.7)	—	—	—	(49.1)
Vesting of stock-based compensation plans	—	—	(35.9)	35.9	—	—	—	—
Stock-based compensation plan expense	—	—	66.7	—	—	—	—	66.7
Proceeds from stock-based compensation plans	—	—	1.0	—	—	—	—	1.0
Balance at December 31, 2020	180.4	$270.6	$3,815.0	$(107.3)	$(324.0)	$1,062.1	$17.4	$4,733.8

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

Certain prior year amounts in our Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, intangible asset impairments recognized during the years ended December 31, 2019 and 2018 that were previously classified in depreciation and amortization were reclassified to impairment of goodwill and intangible assets on the Consolidated Statements of Comprehensive Income. There is no change to total operating expenses as a result of this change in classification.

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

Consolidation of Investment Products

We perform periodic consolidation analyses of our seeded investment products to determine if the product is a VIE or a VRE. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and any de facto agent implications of our involvement with the product. Investment products that are determined to be VIEs are consolidated if we are the primary beneficiary of the product. VREs are consolidated if we hold the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by

JHG or third parties, or amendments to the governing documents of our investment products), management reviews and reconsiders its previous conclusion regarding the status of a product as a VIE or a VRE. Additionally, management continually reconsiders whether we are considered a VIE’s primary beneficiary, and thus would be required to consolidate such product or discontinue consolidation of the VIE if we are no longer considered the primary beneficiary.

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

We are the manager of various types of seeded investment products, which may be considered VIEs. Our involvement in financing the operations of the VIEs is generally limited to our investments in the products.

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

The following table presents depreciation expense for the years ended December 31, 2020, 2019 and 2018 (in millions).

	Year ended
	December 31,
	2020	2019	2018
Depreciation expense	$26.0	$23.5	$24.7

Property, equipment and software as of December 31, 2020 and 2019, are summarized as follows (in millions):

	Depreciation	December 31,
	period	2020	2019
Furniture, fixtures and computer equipment	3-10 years	$18.1	$36.1
Leasehold improvements	Over the shorter of 20 years or the period of the lease	40.2	38.0
Computer software	3-7 years	91.4	83.1
Property, equipment and software, gross		$149.7	$157.2
Accumulated depreciation		(71.8)	(72.5)
Property, equipment and software, net		$77.9	$84.7

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

An impairment loss is recognized if the carrying value of the asset exceeds the fair value of the asset. The amount of the impairment loss is equal to the excess of the carrying amount over the fair value. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2020, 2019 and 2018.

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

Equity Method Investments

Our investment in equity method investees, where we do not control the investee but can exert significant influence over the financial and operating policies (generally considered to be ownership between 20% and 50%), is accounted for using the equity method of accounting.

Investments are initially recognized at cost when purchased for cash or at the fair value of shares received where acquired as part of a wider transaction. The investments are subsequently carried at cost adjusted for our share of net income or loss and other changes in comprehensive income of the equity method investee, less any dividends or distributions received by us. The Consolidated Statements of Comprehensive Income includes our share of net income or loss for the year, or period of ownership, if shorter, within investment gains (losses), net.

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

Financial liabilities, excluding contingent consideration, derivatives, fund deferral liabilities and redeemable noncontrolling interests in consolidated funds, which are stated at fair value, are stated at amortized cost using the effective interest rate method. Financial liabilities stated at amortized cost include our long-term debt. Amortized cost is calculated by taking into account any issuance costs and any discount or premium on settlement. Financial liabilities cease to be recognized when the obligation under the liability has been discharged or cancelled or has expired.

Investment Securities

Seeded Investment Products

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding. The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. Seeded investment products are initially consolidated and the individual securities within the portfolio are accounted for as trading securities. The change in fair value of seeded investment products is recorded in investment gains (losses), net on our Consolidated Statements of Comprehensive Income. Noncontrolling interests in seeded investment products represent third-party ownership interests and are included in investment securities on our Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

Refer to the Consolidation of Investment Products section in this note for information regarding the consolidation of certain seeded investment products.

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

We maintain deferred compensation plans for certain highly compensated employees and members of the Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by us and our subsidiaries. We make no contributions to the plans. To protect against market variability of the liability, we create an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JHG. Changes in market value of the liability to participants are recognized as long-term incentive plans in our Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized in investment gains (losses), net on our Consolidated Statements of Comprehensive Income.

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

Our consolidated seed investments may also be party to derivative instruments. These derivative instruments are disclosed separately from our corporate derivative instruments. Refer to Note 6 — Investment Securities.

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

Nonredeemable Noncontrolling Interests and Redeemable Noncontrolling Interests

Nonredeemable noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at the estimated fair value as of the balance sheet date. Noncontrolling interests in consolidated seed investments are classified as redeemable noncontrolling interests where there is an obligation on the fund to repurchase units at the investor’s request. Refer to Note 14 — Noncontrolling Interests for further information.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments traded in active markets (such as publicly traded securities and derivatives) is based on quoted market prices at the reporting date. The quoted market price used for financial instruments is the last traded market price for both financial assets and financial liabilities where the last traded price falls within the bid ask spread. In circumstances where the last traded price is not within the bid ask spread, management will determine the point within the bid ask spread that is most representative of fair value current bid price. The fair value of financial instruments that are not traded in an active market is determined using valuation techniques commonly used by market participants, including the use of comparable recent arm’s length transactions, DCF analysis and option pricing models. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that we are valuing and the selected benchmark.

Measurements of fair value are classified within a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The valuation hierarchy contains three levels:

●	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

●

Level 2 — Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

●Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

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

Private equity investments are valued using a combination of the enterprise value/EBITDA multiple method and the DCF method. Significant unobservable inputs include discount rates, EBITDA multiple and price-earnings ratio, taking into account management’s experience and knowledge of market conditions of the specific industries.

Details of inputs used to calculate the fair value of contingent deferred consideration can be found in Note 10 — Fair Value Measurements.

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using DCF analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3. See the Goodwill and Intangible Assets, Net accounting policy set forth within this note for further information.

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

The grant date fair value for stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to determine certain variables; the assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility are determined using historical Group data. The risk-free interest rate for options granted is based on the three-year UK treasury coupon at the time of the grant. The expected life of the stock options is the same as the service conditions applicable to all Company awards.

We generally use the Monte Carlo model to determine the fair value of performance-based awards. The assumptions used in the Monte Carlo model include dividend yield, share price volatility and discount rate.

We had no stock-based compensation costs included in retained earnings during the years ended December 31, 2020, 2019 and 2018. We had no proceeds or accumulated balance from stock-based compensation plans included in retained earnings for the years ended December 31, 2020, 2019 and 2018.

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

Contingent Consideration

Contingent consideration, resulting from business combinations, is recognized at fair value at the acquisition date as part of the business combination and discounted where the time value of money is material. The determination of the fair value is based on discounted cash flows, with the key assumptions being the probability of meeting each performance target and the discount factor applied. When the contingent consideration meets the definition of a financial liability, it is subsequently re-measured to fair value at each reporting date through other non-operating income. Finance charges, where discounting has been applied, are also recognized through other non-operating income. See Note 10 — Fair Value Measurements for further information about contingent consideration on acquisitions taking place during the reporting period.

Goodwill and Intangible Assets, Net

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is capitalized in the Consolidated Balance Sheets.

Intangible assets consist primarily of investment management contracts and trademarks acquired as part of business combinations. Investment management contracts have been identified as separately identifiable intangible assets arising on the acquisition of subsidiaries or businesses. Such contracts are recognized at the present value of the expected future cash flows of the investment management contracts at the date of acquisition. Investment management contracts may be classified as either indefinite-lived investment management contracts or definite-lived client relationships.

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

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the fair value of the sole reporting unit or intangible asset is less than the carrying amount, an impairment is recognized. Any impairment is recognized immediately through net income and cannot subsequently be reversed. We have determined that we have one reporting unit for goodwill impairment testing purposes, which is consistent with internal management reporting and management’s oversight of operations. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination upon inception and the ongoing evaluation for impairment.

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

Net periodic benefit cost is recorded as a component of net income in the Consolidated Statements of Comprehensive Income and includes service cost, interest cost, expected return on plan assets and any actuarial gains and losses previously recognized as a component of other comprehensive income that have been amortized in the period. Net periodic benefit costs, with the exception of service costs, are recognized in other non-operating income in the consolidated statements of income; service costs are recognized in employee compensation and benefits.

See Note 16 — Retirement Benefit Plans for further discussion of our pension plans.

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

Note 3 — Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Implementation Costs — Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for implementation costs incurred to develop or obtain internal-use software. The ASU became effective

January 1, 2020, for calendar year-end companies and for the interim periods within those years. The ASU allows either a retrospective or prospective approach to all implementation costs incurred after adoption. We adopted the ASU effective January 1, 2020, using the prospective approach. There were $4.4 million in cloud computing implementation costs capitalized to other long-term assets in 2020. We generally expect increased capitalized costs as our previous policy dictated that implementation costs incurred in a hosting arrangement be expensed as incurred.

Retirement Benefit Plans

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension plans. The ASU removes, adds and clarifies a number of disclosure requirements related to sponsored benefit plans. The standard is effective January 1, 2020, for calendar year-end companies, and early adoption is permitted. We adopted the ASU effective January 1, 2020; the adoption did not have a significant impact on the disclosures for our defined benefit plans.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued an ASU that simplifies the accounting for income taxes by removing certain exceptions to the general principles and clarifying and amending current guidance. The ASU is effective January 1, 2021 and early adoption is permitted. We are evaluating the effect of adopting this new accounting standard, but we do not expect this ASU to have a material impact on our results of operations or financial position.

Note 4 — Dispositions

On December 3, 2019, Henderson Global Investors (North America), Inc. (“HGINA”), a subsidiary of the Company, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020.

Consideration included aggregate cash consideration of $38.4 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income, net on the Consolidated Statements of Comprehensive Income during the year ended December 31, 2020.

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

Note 5 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2020 and 2019, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. The assets of these VIEs are not available to us or our creditors. We may not, under any circumstances, access cash and cash equivalents held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG. Our consolidated VIEs decreased $710.2 million from December 31, 2019, primarily due to the deconsolidation of certain funds.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	December 31,	December 31,
	2020	2019
Unconsolidated VIEs	$9.6	$9.9

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded on JHG’s Consolidated Balance Sheets, including our net interest in these products (in millions):

	December 31,	December 31,
	2020	2019
Investment securities	$29.3	$29.9
Cash and cash equivalents	2.8	1.5
Other current assets	0.4	0.2
Accounts payable and accrued liabilities	(0.1)	(0.7)
Total	32.4	30.9
Redeemable noncontrolling interests in consolidated VREs	—	(6.3)
JHG's net interest in consolidated VREs	$32.4	$24.6

The assets of the VREs are not available to us or our creditors. We may not, under any circumstances, access cash and cash equivalents held by consolidated VREs to use in our operating activities or otherwise. In addition, the investors in the VREs have no recourse to the credit of JHG. Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	December 31,	December 31,
	2020	2019
Unconsolidated VREs	$63.6	$21.5

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 6 — Investment Securities

Our investment securities as of December 31, 2020 and 2019, are summarized as follows (in millions):

	December 31,	December 31,
	2020	2019
Seeded investment products:
Consolidated VIEs	$214.6	$924.8
Consolidated VREs	29.3	29.9
Unconsolidated VIEs and VREs	73.2	31.4
Separate accounts	63.5	60.8
Pooled investment funds	0.1	0.1
Total seeded investment products	380.7	1,047.0
Investments related to deferred compensation plans	96.5	125.9
Other investments	5.5	5.4
Total investment securities	$482.7	$1,178.3

Trading Securities

Net unrealized gains (losses) on investment securities held by us as of December 31, 2020, 2019 and 2018, are summarized as follows (in millions):

	Year ended
	December 31,
	2020	2019	2018
Unrealized gains (losses) on investment securities held at period end	$69.8	$19.2	$(40.6)

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

We were a party to the following derivative instruments as of December 31, 2020 and 2019 (in millions):

	Notional value
	December 31, 2020	December 31, 2019
Futures	$164.5	$222.9
Credit default swaps	166.2	143.0
Total return swaps	35.6	46.3
Foreign currency forward contracts	205.0	327.8

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

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, derivative assets and liabilities were $9.1 million and $10.8 million, respectively.

We recognized the following foreign currency translation gains (losses) on hedged seed investments denominated in currencies other than our functional currency and gains (losses) associated with foreign currency forward contracts under net investment hedge accounting for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year ended December 31,
	2020	2019	2018
Foreign currency translation	$3.7	$(1.1)	$(6.8)
Foreign currency forward contracts	(3.7)	1.1	6.8
Total	$—	$—	$—

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also occasionally engage in short sales of securities. As of December 31, 2020, the fair value of securities sold but not yet purchased was $7.9 million. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Consolidated Statements of Comprehensive Income.

In January of 2021, we implemented a balance sheet foreign currency hedging program (the “Program”) with the objective of taking reasonable measures to minimize the effects of foreign currency remeasurement of monetary balance sheet accounts on the income statement. The program is not designed to eliminate all impacts of foreign currency risk, rather it is designed to reduce income statement volatility. The Program will utilize foreign currency forward contracts to achieve its objectives and it will be considered an economic hedge for accounting purposes.

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

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2020 and 2019 (in millions):

	Notional Value
	December 31, 2020	December 31, 2019
Futures	$57.0	$88.3
Contracts for differences	—	15.5
Credit default swaps	1.5	0.1
Total return swaps	—	0.1
Interest rate swaps	75.0	19.4
Options	0.5	1.0
Foreign currency forward contracts	56.1	167.5

Investment Gains (Losses), Net

Investment gains (losses), net on our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year ended December 31,
	2020	2019	2018
Seeded investment products and hedges, net	$26.6	$3.5	$(17.3)
Third-party ownership interests in seeded investment products	20.1	17.2	(25.3)
Long Tail Alpha equity method investment	6.0	1.5	2.0
Deferred equity plan	2.1	9.5	(0.1)
Other	2.7	2.5	(0.2)
Investment gains (losses), net	$57.5	$34.2	$(40.9)

Cash Flows

Cash flows related to our investment securities for the years ended December 31, 2020, 2019 and 2018, are summarized as follows (in millions):

	Year ended December 31,
	2020		2019		2018
		Sales,		Sales,		Sales,
	Purchases	settlements	Purchases	settlements	Purchases	settlements
	and	and	and	and	and	and
	settlements	maturities	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(103.9)	$83.7	$(903.3)	$582.5	$(596.4)	$632.9
Investment securities	(120.4)	255.2	(192.5)	194.0	(29.9)	64.2

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the years ended December 31, 2020 and 2019 (in millions):

	December 31,				Foreign currency	December 31,
	2019	Amortization	Disposal	Impairment	translation	2020
Indefinite-lived intangible assets:
Investment management agreements	$2,490.3	$—	$—	$(263.5)	$16.1	$2,242.9
Trademarks	380.8	—	—	(7.7)	0.1	373.2
Definite-lived intangible assets:
Client relationships	364.7	—	(79.3)	(119.0)	4.5	170.9
Accumulated amortization	(147.2)	(12.4)	61.4	—	(2.5)	(100.7)
Net intangible assets	$3,088.6	$(12.4)	$(17.9)	$(390.2)	$18.2	$2,686.3
Goodwill	$1,504.3	$—	$(23.5)	$(123.5)	$26.6	$1,383.9

	December 31,				Foreign currency	December 31,
	2018	Amortization	Disposal	Impairment	translation	2019
Indefinite-lived intangible assets:
Investment management agreements	$2,495.5	$—	$—	$(18.0)	$12.8	$2,490.3
Trademarks	380.8	—	—	—	—	380.8
Definite-lived intangible assets:
Client relationships	363.3	—	—	—	1.4	364.7
Accumulated amortization	(116.3)	(29.3)	—	—	(1.6)	(147.2)
Net intangible assets	$3,123.3	$(29.3)	$—	$(18.0)	$12.6	$3,088.6
Goodwill	$1,478.0	$—	$—	$—	$26.3	$1,504.3

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

Sale of Geneva

On December 3, 2019, HGINA, a subsidiary of JHG, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020. The transaction included $17.9 million of net intangible assets and goodwill of $23.5 million, as disclosed in the disposal column above. Refer to Note 4 — Dispositions for additional information on the sale of Geneva.

VelocityShares Exchange-Traded Notes

In June 2020, a third-party issuer announced its intent to delist and suspend further issuances of the majority of VelocityShares exchange-traded notes (“ETNs”). The announcement was considered a triggering event for performing an interim impairment assessment of the definite-lived intangible asset. We qualitatively assessed the asset and considered how the announcement is expected to negatively impact ETN asset levels in the short and long term. While there will likely continue to be short-term revenue associated with the ETNs after they are delisted, the asset value is expected to decrease until the products become fully liquidated. As such, we impaired the entire intangible asset associated with the VelocityShares ETNs. The impairment charge of $26.4 million is included in the table above and recorded in goodwill and intangible asset impairment charges on the Consolidated Statements of Comprehensive Income.

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization	Amount
2021	$7.8
2022	7.8
2023	7.5
2024	6.0
2025	6.0
Thereafter	35.1
Total	$70.2

Impairment Testing

In March 2020, the World Health Organization declared COVID-19 a pandemic. The impact of COVID-19 on the global economy and businesses has been extreme and continues to evolve, and its future effects are uncertain. Our financial results are directly impacted by volatility in the global financial markets. In March 2020, the global financial markets declined substantially and our AUM was significantly impacted. We therefore determined that the sudden and severe decline in our AUM was a triggering event for performing an interim impairment assessment of our goodwill and intangible assets.

A DCF model was used to determine the estimated fair value of our sole reporting unit, certain investment management agreements and certain client relationships while a relief from royalty method was used for trademarks. Some of the inputs used in the DCF and relief from royalty models required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns. Management’s judgment used in the assessments was more significant under the market conditions and economic uncertainty created by COVID-19. Impairment was assessed by comparing the estimated fair value of our sole reporting unit or intangible asset to its carrying value. The carrying value of certain investment management agreements, trademarks and client relationships exceeded their estimated fair value, and we recognized impairments of $263.5 million, $7.7 million and $92.6 million, respectively, during the three months ended March 31, 2020. The carrying value of our reporting unit was reduced by the intangible asset impairment charges prior to assessing goodwill for impairment. The goodwill impairment assessment indicated the carrying value of our reporting unit exceeded its estimated fair value by $123.5 million. Each impairment charge is recorded in goodwill and intangible asset impairment charges on the Statements of Comprehensive Income.

If our AUM is further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, or other events and circumstances that might negatively affect our AUM, additional impairments of goodwill or intangible assets are possible in future periods.

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1 of each year. For our 2020 assessment, we elected to perform step one of the goodwill impairment assessment comparing the estimated fair value of the reporting unit to its carrying value. We opted to use a market value approach with a control premium to estimate the enterprise value of our sole reporting unit. The results of the assessment revealed the estimated fair value of the reporting unit was $0.4 billion greater than the carrying value.

We assessed our indefinite-lived and definite-lived intangible assets as part of our annual impairment assessment. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, certain intangible assets comprised of investment management agreements with a carrying value of $126.3 million as of September 30, 2020, required further review to determine if they were impaired. We prepared a DCF model to arrive at the estimated fair value of the intangible asset, which was above the carrying value of the asset. As discussed above, some of the inputs in the DCF model require significant management judgment. For the remaining indefinite-lived intangible assets, we concluded it is more likely than not that the fair values of our intangible assets exceed their carrying values; no impairment was recorded.

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

Balance Sheet

Operating and financing lease assets and liabilities on our Consolidated Balance Sheets as of December 31, 2020 and 2019, consisted of the following (in millions):

Operating lease right-of-use assets:	December 31, 2020	December 31, 2019
Other non-current assets	$121.8	$132.6

Operating lease liabilities:
Accounts payable and accrued liabilities	$26.8	$24.9
Other non-current liabilities	117.8	129.4
Total operating lease liabilities	$144.6	$154.3

Finance lease right-of-use assets:
Property and equipment, cost	$14.9	$13.0
Accumulated depreciation	(12.9)	(12.2)
Property and equipment, net	$2.0	$0.8

Finance lease liabilities
Accounts payable and accrued liabilities	$0.5	$0.8
Other non-current liabilities	1.6	0.1
Total finance lease liabilities	$2.1	$0.9

Statement of Comprehensive Income

The components of lease expense on our Consolidated Statements of Comprehensive Income during the years ended December 31, 2020 and 2019, are summarized below (in millions):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Operating lease cost(1)	$31.2	$33.7

Finance lease cost:
Amortization of right-of-use asset(2)	$0.9	$1.1
Interest on lease liabilities(3)	0.1	—
Total finance lease cost	$1.0	$1.1
(1)	Included in general, administrative and occupancy on our Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization on our Consolidated Statements of Comprehensive Income.
(3)	Included in interest expense on our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK. During the years ended December 31, 2020 and 2019, we received the following from tenants (in millions):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Sublease income	$3.0	$7.3

As collection of rents under the sublease is uncertain, we recognized impairments of a subleased ROU operating assets during the year ended December 31, 2020 and 2019 of the following (in millions):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Impairment of a subleased right-of-use operating asset	$1.4	$5.4

Cash Flow Statement

Cash payments for operating and finance leases included in our Consolidated Statements of Cash Flows for the year ended December 31, 2020, consisted of the following (in millions):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$32.4	$28.9
Financing cash flows from finance leases	$0.7	$1.1

Non-cash lease transactions during the year ended December 31, 2020 and 2019, included a $1.2 million and $19.8 million ROU asset and corresponding lease liability, respectively.

Supplemental Information

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

	Year ended	Year ended
Weighted-average remaining lease term (in months):	December 31, 2020	December 31, 2019
Operating leases	74	80
Finance leases	52	15

	Year ended	Year ended
Weighted-average discount rate(1):	December 31, 2020	December 31, 2019
Operating leases	4.2%	4.6%
Finance leases	4.3%	2.8%

(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions)	Operating leases	Finance leases
2021	$32.3	$0.5
2022	28.3	0.5
2023	26.0	0.5
2024	24.7	0.4
2025	17.3	0.2
Thereafter	37.0	—
Total lease payments	165.6	2.1
Less interest	21.0	—
Total	$144.6	$2.1

Note 9 — Equity Method Investments

Equity method investments of $14.4 million and $8.8 million were recognized on our Consolidated Balance Sheets within other non-current assets as of December 31, 2020 and 2019, respectively.

We hold interests in the following investments accounted for under the equity method:

	Country of
	incorporation		2020	2019
	and principal	Functional	percentage	percentage
	place of operation	currency	owned	owned
Long Tail Alpha	USA	USD	20%	20%

The share of net gain (loss) from equity method investments recognized within investment gains (losses), net on our Consolidated Statements of Comprehensive Income was $6.0 million gain and $1.5 million gain during the years ended December 31, 2020 and 2019, respectively.

Note 10 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2020 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$525.0	$—	$—	$525.0
Investment securities:
Consolidated VIEs	125.7	77.7	11.2	214.6
Other investment securities	230.9	37.2	—	268.1
Total investment securities	356.6	114.9	11.2	482.7
Seed hedge derivatives	—	9.1	—	9.1
Derivatives in consolidated seeded investment products	—	0.9	—	0.9
Volantis contingent consideration	—	—	2.8	2.8
Geneva contingent consideration	—	—	17.4	17.4
Total assets	$881.6	$124.9	$31.4	$1,037.9
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.2	$—	$0.2
Securities sold, not yet purchased	7.9	—	—	7.9
Seed hedge derivatives	—	10.8	—	10.8
Long-term debt(1)	—	348.4	—	348.4
Deferred bonuses	—	—	65.2	65.2
Total liabilities	$7.9	$359.4	$65.2	$432.5
(1)	Carried at amortized cost on our Consolidated Balance Sheets and disclosed at fair value.

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

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents, securities sold, not yet purchased and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is determined by the underlying inputs used in the calculation of the NAV and the trading activity of each product.

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

Level 3 Fair Value Measurements

Investment Products

As of December 31, 2020 and 2019, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Valuation techniques and significant unobservable inputs used in the valuation of our material Level 3 assets included within consolidated VIEs as of December 31, 2020 and 2019, were as follows (in millions):

			Significant
	Fair	Valuation	unobservable
As of December 31, 2020	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$6.2	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	8.38
			Price-earnings ratio	14.01

			Significant
	Fair	Valuation	unobservable
As of December 31, 2019	value	technique	inputs	Inputs
Investment securities of consolidated VIEs	$9.9	Discounted	Discount rate	15%
		cash flow	EBITDA multiple	5.92
			Price-earnings ratio	11.09

Sale of Geneva

In the fourth quarter 2019, we entered into an agreement to sell our Milwaukee-based U.S. equities subsidiary, Geneva. The sale closed on March 17, 2020, and the previous contingent consideration liability from the purchase of Geneva was waived as part of the sale agreement. As of December 31, 2020, consideration included aggregate cash consideration paid of $38.4 million and the earnout payable based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. During the year ended December 31, 2020, we received a $3.1 million contingent consideration payment. For further information regarding the contingent consideration asset, see Note 4 — Dispositions.

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

The following table presents the contingent consideration payments made to Kapstream during 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Kapstream contingent consideration payments	$13.8	$14.1	$15.3

All of the payments in the table above occurred in February of the respective year. The February 2020 payment represented the final payment and there was no remaining liability related to the Kapstream purchase as of December 31, 2020.

Disposal of Volantis

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis (excluding one particular fund) for a period of three years following the sale. In addition, consideration for the sale included 50% of the first £12 million of performance fees generated by the excluded fund referenced above. As of December 31, 2020, the fund has not reached the £12 million performance fee threshold. As a result, this fee sharing arrangement will remain in effect until the performance threshold is reached.

As of December 31, 2020 and 2019, the fair value of the Volantis contingent consideration was $2.8 million and $2.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2020 and 2019, were as follows (in millions):

	Year ended December 31,
	2020	2019
Beginning of period fair value	$12.8	$23.1
Geneva contingent consideration from sale	20.5	—
Settlements	(3.9)	(2.3)
Purchases	5.0	—
Fair value adjustments	(3.1)	(8.2)
Foreign currency translation	0.1	0.2
End of period fair value	$31.4	$12.8

Changes in fair value of our individual Level 3 liabilities for the years ended December 31, 2020 and 2019, were as follows (in millions):

	Year ended December 31,
	2020		2019
	Contingent	Deferred	Contingent	Deferred
	consideration	bonuses	consideration	bonuses
Beginning of period fair value	$21.2	$76.6	$61.3	$68.5
Fair value adjustments	(7.1)	2.7	(20.0)	7.5
Vesting of deferred bonuses	—	(49.5)	—	(52.3)
Amortization of deferred bonuses	—	33.2	—	49.6
Unrealized gains (losses)	0.3	—	6.7	—
Distributions	(13.8)	—	(26.6)	—
Foreign currency translation	(0.6)	2.2	(0.2)	3.3
End of period fair value	$—	$65.2	$21.2	$76.6

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using DCF analysis that requires assumptions regarding projected future earnings and discount rates. We also measured the fair value of intangible assets and goodwill during our interim impairment assessment completed during the three months ended March 31, 2020.

Refer to Note 7 — Goodwill and Intangible Assets for additional information on the interim impairment assessment. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

The significant inputs used in the first quarter 2020 DCF analysis to calculate the fair value of goodwill and the intangible assets include the discount rate, terminal growth rate and AUM projections.

A discount rate of 11.1% was used to determine the fair value of goodwill and intangible assets. The discount rate was calculated using a market participant approach with data from certain peer asset management companies. The discount rate also contemplated the risk-free rate and other premiums, such as the risk premium and company size premium.

The terminal growth rates used in to determine the fair value of goodwill and intangible assets were based on the fundamentals of the business as well as varying external factors such as market positioning and industry growth expectations. The terminal growth rates varied by entity but all of the rates were within a range of 1% to 5%.

Due to the market volatility and unknown future economic impacts of COVID-19, we used three different market scenarios for the remainder of 2020. Each market scenario was probability-weighted with 50% allocated to the upside and 25% allocated to the base case and downside scenarios. Market assumptions beyond 2020 reverted to our historical market norms of 6% for equity, 3% for fixed income and 4.5% for multi-asset products.

Note 11 — Debt

Our debt as of December 31, 2020 and 2019, consisted of the following (in millions):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$313.3	$348.4	$316.2	$330.0

4.875% Senior Notes Due 2025

The 2025 Senior Notes have a principal value of $300.0 million as of December 31, 2020, pay interest at 4.875% semiannually on February 1 and August 1, and is approximately $14.6 million per year. The Senior Notes include unamortized debt premium, net at December 31, 2020, of $13.3 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Consolidated Balance Sheets. We fully and unconditionally guarantee the obligations of JCG in relation to the Senior Notes.

Credit Facility

At December 31, 2020, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and our subsidiaries can use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the LIBOR; the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR; or in relation to any loan in AUD, the benchmark rate for that currency. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At December 31, 2020, we were in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 12 — Income Taxes

The components of our provision for income taxes for the years ended December 31, 2020, 2019 and 2018, are as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Current:
UK	$18.1	$23.6	$48.8
U.S., including state and local	136.4	110.7	116.7
International	9.8	8.2	7.2
Total current income taxes	164.3	142.5	172.7
Deferred:
UK	4.4	(0.4)	(3.1)
U.S., including state and local	(92.0)	(2.2)	(6.6)
International	(17.2)	(2.1)	(0.8)
Total deferred income taxes (benefits)	(104.8)	(4.7)	(10.5)
Total income tax expense	$59.5	$137.8	$162.2

The components of our total income before taxes for the years ended December 31, 2020, 2019 and 2018, are as follows (in millions):

	Year ended December 31,
	2020	2019	2018
UK	$110.7	$80.1	$178.3
U.S.	142.5	445.3	467.4
International	(11.1)	58.1	16.1
Total income before taxes	$242.1	$583.5	$661.8

We are a tax resident in the UK and are subject to the tax laws and regulations of that country. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations.

	Year ended December 31,
	2020	2019	2018
UK statutory corporation tax rate	19.0%	19.0%	19.0%
Effect of foreign tax rates	4.1	4.4	3.9
Equity-based compensation	2.2	1.1	0.3
Tax adjustments	0.5	0.2	0.3
Impact of changes in statutory tax rates on deferred taxes	2.8	—	0.1
Goodwill impairments	1.5	—	—
Taxes applicable to prior years	(2.4)	(0.5)	(1.2)
Other, net	(1.4)	—	1.4
Effective income tax rate, controlling interest	26.3%	24.2%	23.8%
Net income attributable to noncontrolling interests	(1.7)	(0.6)	0.7
Total effective income tax rate	24.6%	23.6%	24.5%

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

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Compensation and staff benefits	$69.7	$63.0
Loss carryforwards(1)	71.0	59.9
Accrued liabilities	3.4	2.8
Debt premium	3.8	4.6
Lease liabilities	26.0	27.1
Other	7.5	16.9
Gross deferred tax assets	181.4	174.3
Valuation allowance	(65.1)	(56.1)
Deferred tax assets, net of valuation allowance	$116.3	$118.2
Deferred tax liabilities:
Retirement benefits	$(28.5)	$(24.9)
Goodwill and acquired intangible assets	(677.4)	(790.0)
Lease right-of-use assets	(24.3)	(25.8)
Other	(12.8)	(4.8)
Gross deferred tax liabilities	(743.0)	(845.5)
Total deferred tax (liabilities)(2)	$(626.7)	$(727.3)

(1)	The majority of this loss carryforward relates to the UK capital loss of $305.0 million, before tax effects, which may be carried forward without time limitation. There is a full valuation allowance against UK capital losses.
(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the foreign currency translation adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on our Consolidated Balance Sheets as non-current balances and as of December 31, 2020 and 2019, are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets, net (included in other non-current assets)	$0.7	$1.8
Deferred tax liabilities, net	(627.4)	(729.1)
Total deferred tax (liabilities)	$(626.7)	$(727.3)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets increased by $9.0 million in 2020. The increase is primarily attributable to the deferred tax balance revaluation arising from the UK tax rate increase from 17% to 19% as enacted by the Finance Act 2020. The foreign currency translation on capital losses and foreign net operating losses also increased during the current year.

As a multinational corporation, the Company operates in various locations outside the U.S. and generates earnings from its non-U.S. subsidiaries. Prior to enactment of the Tax Act, the Company indefinitely reinvested the undistributed earnings of all its non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Consistent with prior year’s assertion, the Company intends to assert indefinite reinvestment on distributions exceeding the tax basis and undistributed earnings for Janus UK Holdings Corporation and Kapstream.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2020, 2019 and 2018, is as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$14.1	$12.4	$10.2
Additions for tax positions of current year	—	—	2.2
Additions/(reduction) for tax positions of prior years	3.5	3.5	1.4
Reduction due to settlement with taxing authorities	—	—	(0.5)
Reduction due to statute expirations	(1.9)	(1.9)	(0.7)
Foreign currency translation	0.1	0.1	(0.2)
Ending balance	$15.8	$14.1	$12.4

If recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2020, 2019 and 2018, the total accrued interest balance relating to uncertain tax positions was $2.1 million, $1.7 million and $1.5 million, respectively. Potential penalties at December 31, 2020, 2019 and 2018, were insignificant and have not been accrued.

The Company is subject to U.S. federal income tax, state and local income tax, UK income tax and income tax in several other jurisdictions, all of which can be examined by the relevant taxing authorities. For the Company’s major tax jurisdictions, the tax years that remain open to examination by the taxing authorities at December 31, 2020, are 2017 and onward for U.S. federal tax and a few states have open years from 2013. The tax years from 2016 and onward remain open for the UK under the normal four-year time limit.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $1.6 million within the next 12 months, ignoring changes due to foreign currency translation.

Note 13 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2020 and 2019, are composed of the following (in millions):

	December 31,
	2020	2019
Prepaid expenses	$35.1	$27.4
Current corporation tax	2.1	9.5
Derivatives (including short sale assets)	9.1	26.0
Other current assets	64.8	53.1
Total other current assets	$111.1	$116.0

Other non-current assets on our Consolidated Balance Sheets of $157.7 million as of December 31, 2020, primarily relate to operating lease ROU assets and equity-method investments. The $149.3 million balance as of December 31, 2019, primarily relates to operating leases, deferred consideration and equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2020 and 2019, comprise the following (in millions):

	December 31,
	2020	2019
Accrued distribution commissions	$40.6	$50.8
Accrued rebates	37.2	28.5
Other accrued liabilities	53.4	52.5
Total other accrued liabilities	$131.2	$131.8
Current corporation tax (including interest)	19.8	12.6
Leases	27.3	25.7
Contingent consideration	—	14.3
Derivatives (including short sale liabilities)	18.7	35.3
Other current liabilities	35.1	26.3
Total accounts payable and accrued liabilities	$232.1	$246.0

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2020 and 2019, comprise the following (in millions):

	December 31,
	2020	2019
Non-current tax liabilities (including interest)	$16.1	$14.9
Leases	117.9	129.5
Other creditors	10.3	7.5
Contingent consideration	—	6.9
Total other non-current liabilities	$144.3	$158.8

Other creditors includes provisions for retirement obligations of leased office space and deferred compensation for certain members of the board of directors.

Note 14 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2020 and 2019, consisted of the following (in millions):

	December 31,
	2020	2019
Consolidated seeded investment products	$70.6	$662.8
Intech:
Appreciation rights	12.3	11.8
Founding member ownership interests	2.9	3.3
Total redeemable noncontrolling interests	$85.8	$677.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year ended December 31,
	2020	2019	2018
Opening balance	$662.8	$121.6	$174.9
Changes in market value	22.2	18.9	(15.5)
Changes in ownership	(612.2)	509.7	(36.3)
Foreign currency translation	(2.2)	12.6	(1.5)
Closing balance	$70.6	$662.8	$121.6

Intech

Intech ownership interests held by a founding member had an estimated fair value of $2.9 million as of December 31, 2020, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity. Refer to Note 15 — Long Term Incentive Compensation for a description of Intech appreciation rights.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2020 and 2019, are as follows (in millions):

	December 31,
	2020	2019
Nonredeemable noncontrolling interests in:
Seed capital investments	$4.6	$6.7
Intech	12.8	13.0
Total nonredeemable noncontrolling interests	$17.4	$19.7

Note 15 — Long-Term Incentive Compensation

We operate the following stock and mutual fund-based compensation plans:

●Deferred Incentive Plan (“DIP”)

●Deferred Equity Plan (“DEP”)

●Restricted Share Plan (“RSP”)

●Restricted Stock Awards (“RSAs”)

●Performance Stock Units (“PSUs”)

●Buy As You Earn Share Plan (“BAYE”)

●Mutual Fund Share Awards (‘MFSAs”)

●

Other less significant plans (includes: Saveshare Plan (“SAYE”), Company Share Option Plan (“CSOP”), Executive Shared Ownership Plan (“ExSOP”), Long-Term Incentive Plan (“LTIP”), Employee Share Ownership Plan (“ESOP”) and Employee Stock Purchase Plan (“ESPP”)).

Further details on the material plans in operation during 2020 are discussed below.

Deferred Incentive Plan

Starting in 2020 as part of our effort to consolidate how awards are issued, DIP awards are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Third Amended and Restated 2010 LTIP. Awards are issued as stock or as mutual fund awards and generally vest over a three- or four-year period.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Deferred Equity Plan

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

Restricted Stock Awards

RSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Amended and Restated 2010 LTIP, the JCG 2005 Long-Term Incentive Stock Plan and the 2012 Employment Inducement Award Plan (“2012 EIA Plan”). Awards generally vest over a three- or four-year period.

Performance Stock Units

The following table presents a summary of PSUs granted to our CEO(1).

Grant date	December 31, 2015		December 31, 2016		February 28, 2018		February 28, 2019		February 28, 2020
Units granted	65,548	(2)	63,549	(2)	108,184	(2)	83,863	(3)	96,933	(3)
Value at grant (in millions)	$2.0		$2.0		$3.7		$2.0		$2.0
Units vested	38,236		23,831		59,903
Vesting date	December 31, 2018		December 31, 2019		February 4, 2021
(1)	Units granted on February 28, 2018 were granted to our Co-CEOs.
(2)	Vesting of these price-vesting units was subject to our three-year Total Shareholder Return (“TSR”) performance relative to a peer group over a three-year period following the grant date.
(3)	These price vesting units may or may not vest in whole or in part three years after the date of grant, depending on our three-year TSR performance relative to a peer group during the vesting period.

Buy As You Earn Share Plan

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

Mutual Fund Share Awards

MFSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes. At December 31, 2020, the cost basis of unvested MFSAs, including those issued within DIP, totaled $92.3 million. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. The awards are time-based awards that generally vest three or four years from the grant date.

Intech Long-Term Incentive Awards

In October 2014, Intech granted long-term incentive awards to retain and incentivize employees. The awards consisted of appreciation rights, profits interests and phantom interests, which are designed to give recipients an equity-like stake in Intech. Upon the closing date of the Merger, the appreciation rights had fair value of $13.3 million, which is being amortized using a graded basis over the 10-year vesting schedule. The appreciation rights are exercisable upon termination of employment from Intech and to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

The profits interests and phantom interest awards entitle recipients to 9.1% of Intech’s pre-incentive profits.

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

The dividend yield and expected volatility were determined using historical data from publicly traded peers. The risk-free interest rate for the 2014 grant is based on the 10-year U.S. Treasury note at the time of the grant, while the risk-free interest rates for the 2015 and 2016 grants are based on the average of the five-year and seven-year U.S. Treasury notes at the time of the grant. The expected life of the appreciation rights was estimated based upon the assumption that recipients terminate upon vesting and exercise a certain percentage of their rights each year over the following four years.

Intech profits interests and phantom interests entitle holders to periodic distributions of a portion of Intech operating income. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2020, the total undiscounted estimated post-employment payments for profits interests and phantom interests was $13.0 million (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations. As of December 31, 2020, the carrying value of the liability associated with the Intech profits interests and phantom interests was $8.0 million and is included in accrued compensation, benefits and staff costs on our Consolidated Balance Sheet.

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2020, 2019 and 2018, are summarized as follows (in millions):

	Year ended December 31,
	2020	2019	2018
DIP	$27.4	$—	$—
DEP	8.7	19.1	18.7
RSP	3.5	8.3	10.1
RSA (including PSUs)	22.0	41.8	44.6
BAYE	1.2	2.1	3.0
Other	1.8	2.4	5.2
Stock-based payments expense	64.6	73.7	81.6
DIP funds — liability settled	41.3	—	—
DEP funds — liability settled	23.7	57.5	54.9
MFSA — liability settled	28.2	46.2	24.3
Profits interests and other	0.9	(3.9)	18.4
Social Security costs	11.4	10.8	9.4
Total charge to the Consolidated Statements of Comprehensive Income	$170.1	$184.3	$188.6

Unrecognized and unearned compensation expense based on expected vesting outcomes as of December 31, 2020, including the weighted-average number of years over which the compensation cost will be recognized are summarized as follows (in millions):

		Weighted-
	Unrecognized	average
	compensation	years
DIP	$27.6	1.9
DEP	3.4	0.9
RSP	1.9	1.3
RSA	11.6	1.7
BAYE	0.4	0.6
Other	1.7	2.8
Stock-based payments expense	46.6	1.8
DIP funds — liability settled	35.7	2.0
DEP funds — liability settled	7.0	0.8
MFSA — liability settled	9.1	1.2
Profits interests and other	7.7	3.3
Social Security costs	20.7	0.7
Total remaining charge to the Consolidated Statements of Comprehensive Income	$126.8	1.6

We generally grant annual long-term incentive awards in March and April in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted to employees in 2020, 2019 and 2018. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2020	2019	2018
	SAYE	SAYE	SAYE
Fair value of options granted	£4.59	£2.15	£4.99
Assumptions:
Dividend yield	6.50%	6.92%	3.85%
Expected volatility	37.59%	30.17%	32.20%
Risk-free interest rate	0.01%	0.55%	0.70%
Expected life (years)	3	3	3

The table below summarizes our outstanding options, exercisable options, and options vested or expected to vest for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	1,873,927	$28.41	3,139,762	$27.91	4,319,706	$22.55
Granted	212,550	$16.06	244,336	$18.84	84,273	$26.88
Exercised	(147,408)	$7.21	(325,134)	$5.43	(212,562)	$12.31
Forfeited	(683,671)	$31.86	(1,185,037)	$28.30	(1,051,655)	$11.81
Outstanding at December 31	1,255,398	$27.13	1,873,927	$28.41	3,139,762	$27.91
Exercisable (1)	254,779	$22.74	91,099	$—	707,848	$33.75
Vested or expected to vest	902,633	$30.86	962,064	$32.97	1,157,663	$1.51
(1)	The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2020, 2019 and 2018 (in millions):

	December 31,
	2020	2019	2018
Exercised	$—	$0.4	$0.1
Outstanding	$4.1	$1.0	$0.2
Exercisable	$0.7	$0.3	$0.2

Deferred Incentive Plan, Deferred Equity Plan and Restricted Stock Awards

The table below summarizes unvested DIP, DEP and RSA for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	5,516,920	$28.41	5,116,926	$32.71	4,979,312	$31.26
Granted	2,736,264	$20.69	2,799,296	$24.00	2,236,886	$34.55
Vested	(2,443,459)	$29.00	(2,067,138)	$31.73	(1,929,267)	$31.91
Forfeited	(206,897)	$25.42	(332,164)	$29.38	(170,005)	$32.84
Unvested at December 31	5,602,828	$24.56	5,516,920	$28.41	5,116,926	$32.71

Note 16 — Retirement Benefit Plans

Defined Contribution Plans

We operate two separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2020, we matched 5.0% of employee-eligible compensation in our 401(k) plan.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $8.0 million, $7.9 million and $5.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts charged to our Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, in respect to our non-U.S. defined contribution plan were $14.0 million, $10.4 million and $7.5 million, respectively, which represents contributions paid or payable to this plan by us.

Defined Benefit Plans

The main defined benefit pension plan sponsored by us is the defined benefit section of the JHGPS, previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The JHGPS is funded by contributions to a separately administered fund.

Benefits in the defined benefit section of the JHGPS are based on service and final salary. The plan is approved by HMRC for tax purposes and is operated separately from the Company and managed by an independent trustee board. The trustee is responsible for payment of the benefits and management of the JHGPS assets. We also have a contractual obligation to provide certain members of the JHGPS with additional defined benefits on an unfunded basis.

The JHGPS is subject to UK regulations, which require us and the trustee to agree to a funding strategy and contribution schedule for the scheme.

Our latest triennial valuation of the JHGPS resulted in a surplus on a technical provisions basis of $16.4 million.

Plan Assets and Benefit Obligations

The Plan assets and defined benefit obligations of the JHGPS and the unapproved pension plan were valued as of December 31, 2020 and 2019. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	December 31,
	2020	2019
Change in plan assets:
Fair value of plan assets as of January 1	$945.9	$849.5
Fair value of money purchase section of JHPS as of January 1, 2020	137.2	N/A
Return on plan assets	160.6	100.1
Employer contributions	2.1	2.0
Benefits paid	(15.9)	(14.8)
Settlements	(32.2)	(25.4)
Foreign currency translation	34.8	34.5
Fair value of plan assets as of December 31	1,232.5	945.9
Change in benefit obligation:
Benefit obligation as of January 1	(703.2)	(613.3)
Benefit obligation of money purchase section of JHPS as of January 1, 2020	(137.2)	N/A
Service cost	(0.9)	(0.8)
Interest cost	(14.1)	(17.4)
Settlements	32.2	25.4
Benefits paid	15.9	14.8
Actuarial gain (loss)	(191.1)	(86.8)
Foreign currency translation	(28.1)	(25.1)
Benefit obligation as of December 31	(1,026.5)	(703.2)
Funded status as of year-end	206.0	242.7
Tax at source	(19.4)	(33.1)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$186.6	$209.6

Actuarial losses increased during the year ended December 31, 2020, due to a fall in discount rate over the period, resulting from lower bond yields, leading to an increase in the benefit obligation. During the year ended December 31, 2020, $32.2 million was paid to members transferring their benefits out of the scheme, reducing the benefit obligation.

Amounts recognized on our Consolidated Balance Sheets, net of tax at source as of December 31, 2020 and 2019, consist of the following (in millions):

	December 31,
	2020	2019
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$191.3	$214.0
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(4.7)	(4.4)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$186.6	$209.6

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Discount rate	1.3%	2.1%
Inflation — salaries	2.5%	2.5%
Inflation — Retail Price Index ("RPI")	2.9%	3.0%
Inflation — Consumer Price Index ("CPI")	2.2%	1.9%
Pension increases (RPI capped at 5% per annum ("p.a."))	2.9%	2.9%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.0%
Life expectancy of male aged 60 at accounting date	28.4	28.3
Life expectancy of male aged 60 in 15 years' time	29.4	29.3

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

Plan Assets

The fair values of the JHGPS plan assets as of December 31, 2020 and 2019, by major asset class, are as follows (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$10.4	$3.7
Money market instruments	14.4	78.1
Bulk annuity policy	453.4	395.8
Fixed income investments	483.8	261.4
Equity investments	270.5	206.9
Total assets at fair value	$1,232.5	$945.9

As of December 31, 2020 and 2019, $244.7 million and $250.9 million, respectively, of JHGPS assets were held in JHG-managed funds.

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

Excluding the bulk annuity policy, the strategic allocation as of December 31, 2020 and 2019, was broadly 80% fixed income investments and 20% growth portfolio.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2020 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$10.4	$—	$—	$10.4
Money market instruments	—	14.4	—	14.4
Bulk annuity contract	—	—	453.4	453.4
Fixed income investments	483.8	—	—	483.8
Equity investments	270.5	—	—	270.5
Total	$764.7	$14.4	$453.4	$1,232.5

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

The value of the bulk annuity contracts increased from $395.8 million at December 31, 2019, to $453.4 million at December 31, 2020, due to $70.4 million in favorable mark-to-mark adjustments in 2020 driven by increasing prices in annuity markets, offset by $12.8 million in cash payments received under the contract terms.

The expected rate of return on assets for the financial period ending December 31, 2020, was 1.7% p.a. based on financial conditions as of December 31, 2019 (2019: 2.5% p.a.). This rate is derived by taking the weighted average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial Gains and Losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial gain, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2020 and 2019, are shown below (in millions):

	December 31,
	2020	2019
Opening accumulated unamortized actuarial gain	$19.1	$24.7
Current year actuarial gain (loss)	(43.7)	(5.5)
Tax at source on current year actuarial gain (loss)	14.6	0.9
Current year prior service cost	0.4	0.4
Release of actuarial gain due to settlement event	(1.2)	(2.1)
Release of tax at source due to settlement event	0.4	0.7
Closing accumulated unamortized actuarial gain	$(10.4)	$19.1

No actuarial gains were amortized from accumulated other comprehensive income during the year ended December 31, 2020 (2019: nil).

A high court ruling on October 26, 2018, suggested that most UK pension schemes, including our scheme, will need to amend benefits to correct for inequalities in “guaranteed minimum pensions.” The estimated impact of this ruling on the obligations is estimated as $3.9 million, treated as a prior service cost in 2018 to be amortized in future years; the amount amortized in 2020 was $0.4 million and the amount expected to be amortized in 2021 is $0.4 million. However, considerable legal and other uncertainties remain, and the ultimate cost of amending benefits could be significantly higher or lower.

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect to defined benefit plans for the years ended December 31, 2020, 2019 and 2018, include the following (in millions):

	December 31,

	2020	2019	2018
Service cost	$(0.9)	$(0.8)	$(1.2)
Settlement gain	1.3	2.1	1.6
Interest cost	(14.1)	(17.4)	(17.3)
Amortization of prior service cost	(0.4)	(0.4)	—
Expected return on plan assets	12.5	18.6	21.3
Net periodic benefit credit	(1.6)	2.1	4.4
Contributions to money purchase section	(8.2)	(7.9)	(8.0)
Total cost	$(9.8)	$(5.8)	$(3.6)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 (in millions):

	December 31,
	2020	2019	2018
Discount rate	2.1%	2.9%	2.6%
Inflation — salaries	2.5%	2.5%	2.5%
Inflation — RPI	3.0%	3.1%	3.1%
Inflation — CPI	1.9%	2.0%	2.0%
Pension increases (RPI capped at 5% p.a.)	2.9%	3.0%	3.0%
Pension increases (RPI capped at 2.5% p.a.)	2.0%	2.1%	2.1%
Expected return on plan assets	1.7%	2.5%	2.5%
Amortization period for net actuarial gains at beginning of the year	9.0	10.0	11.0

Cash Flows

Employer contributions of $2.0 million were paid in relation to our defined benefit pension plans during 2020 (excluding credits to members’ Money purchase accounts). We expect to contribute approximately $0.9 million to the JHGPS (excluding credits to members’ Money purchase accounts) in the year ended December 31, 2021.

The expected future benefit payments for our pension plan are as follows (in millions):

2021	$20.2
2022	$21.9
2023	$23.5
2024	$24.9
2025	$25.0
2026-2030	$138.7

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the years ended December 31, 2020 and 2019, are as follows (in millions):

	Year ended December 31,
	2020			2019
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(386.2)	$19.1	$(367.1)	$(448.2)	$24.7	$(423.5)
Other comprehensive income (loss)	73.4	(29.1)	44.3	74.7	(5.6)	69.1
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.4)	(2.0)	—	—	—
Total other comprehensive income (loss)	71.8	(29.5)	42.3	74.7	(5.6)	69.1
Less: other comprehensive loss (income) attributable to noncontrolling interests	0.8	—	0.8	(12.7)	—	(12.7)
Ending balance	$(313.6)	$(10.4)	$(324.0)	$(386.2)	$19.1	$(367.1)

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2020, 2019 and 2018, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2020	amount	expense	Net amount
Foreign currency translation adjustments	$73.1	$0.3	$73.4
Retirement benefit asset, net	(29.0)	(0.1)	(29.1)
Reclassifications to net income	(2.0)	—	(2.0)
Total other comprehensive income	$42.1	$0.2	$42.3

	Pre-tax	Tax
Year ended December 31, 2019	amount	expense	Net amount
Foreign currency translation adjustments	$74.3	$0.4	$74.7
Retirement benefit asset, net	(4.1)	(0.1)	(4.2)
Reclassifications to net income	(1.4)	—	(1.4)
Total other comprehensive income	$68.8	$0.3	$69.1

	Pre-tax	Tax
Year ended December 31, 2018	amount	expense	Net amount
Foreign currency translation adjustments	(124.3)	—	(124.3)
Retirement benefit asset, net	4.2	0.6	4.8
Reclassifications to net income	(1.1)	—	(1.1)
Total other comprehensive loss	$(121.2)	$0.6	$(120.6)

Note 18 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2020, 2019 and 2018 (in millions, except per share data):

	Year ended December 31,
	2020	2019	2018
Net income attributable to JHG	$161.6	$427.6	$523.8
Allocation of earnings to participating stock-based awards	(4.7)	(11.7)	(12.7)
Net income attributable to JHG common shareholders	$156.9	$415.9	$511.1

Weighted-average common shares outstanding — basic	179.4	188.0	195.0
Dilutive effect of nonparticipating stock-based awards	0.5	0.6	0.9
Weighted-average common shares outstanding — diluted	179.9	188.6	195.9

Earnings per share:
Basic (two class)	$0.87	$2.21	$2.62
Diluted (two class)	$0.87	$2.21	$2.61

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Year ended
	December 31,
	2020	2019	2018
Unvested nonparticipating stock awards	0.5	1.1	1.0

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Dividends paid per share	$1.44	$1.44	$1.40

Note 19 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2020, are discussed below.

Operating and Finance Leases

As of December 31, 2020, we had future minimum rental commitments under non-cancelable operating and finance leases. Refer to Note 8 — Leases for information related to operating and financing lease commitments.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Eisenberg v. Credit Suisse AG and Janus Indices and Qiu v. Credit Suisse AG and Janus Indices

On March 15, 2018, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (“SDNY”) against a subsidiary of JHG, Janus Index & Calculation Services LLC, which, effective January 1, 2019, was renamed Janus Henderson Indices LLC (“Janus Indices”), on behalf of a class consisting of investors who purchased VelocityShares Daily Inverse VIX Short-Term ETN (Ticker: XIV) between January 29, 2018, and February 5, 2018 (Eisenberg v. Credit Suisse AG and Janus Indices). Credit Suisse AG (“Credit Suisse”), the issuer of the XIV notes, is also named as a defendant in the lawsuit. The plaintiffs generally allege statements by Credit Suisse and Janus Indices, including those in the registration statement, were materially false and misleading based on its discussion of how the intraday indicative value (“IIV”) is calculated and that the IIV was not an accurate gauge of the economic value of the notes.

On May 4, 2018, an additional class action lawsuit was filed on behalf of investors who purchased XIV between January 29, 2018, and February 5, 2018, against Janus Indices and Credit Suisse in the SDNY (Qiu v. Credit Suisse AG and Janus Indices). The Qiu allegations generally copy the allegations in the Eisenberg case.

On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants. The Janus Henderson Group plc and Credit Suisse defendants moved to dismiss the Set Capital amended complaint, and on September 25, 2019, the court dismissed all claims against all defendants. The court denied the plaintiffs’ request for an opportunity to further amend their complaint, and therefore dismissed the case in its entirety. Plaintiffs have filed an appeal in the U.S. Court of Appeals for the Second Circuit.

We believe that the remaining claims in these exchange-traded note lawsuits are without merit and are vigorously defending these actions. As of December 31, 2020, we cannot reasonably estimate possible losses from the remaining claims in the exchange-traded note lawsuits.

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

During the years ended December 31, 2020, 2019 and 2018, we recognized revenues of $1,974.6 million, $1,870.1 million and $1,953.2 million, respectively, from the funds we manage that are related parties and not consolidated, in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds (in millions):

	As of December 31,
	2020	2019
Accrued income	$210.8	$198.2
Accounts receivable	55.7	34.0

Dai-ichi Life was a significant shareholder of JHG at December 31, 2020. Investment management fees attributable to Dai-ichi Life separate accounts for the years ended December 31, 2020 and 2019, were $22.2 million and $15.8 million, respectively.

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering, and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life for a total of approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

Seed investments held in managed funds are discussed in Note 5 — Consolidation.

Note 21 — Geographic Information

The following summary provides information concerning our principal geographic areas for the years ended and as of December 31, 2020, 2019 and 2018 (in millions):

	Year ended December 31,
Operating revenues	2020	2019	2018
U.S.	$1,401.5	$1,353.0	$1,338.7
UK	562.7	602.4	649.4
Luxembourg	281.5	182.3	255.9
International	52.9	54.7	62.4
Total	$2,298.6	$2,192.4	$2,306.4

Operating revenues are attributed to countries based on the location in which revenues are earned.

	As of December 31,
Long-lived assets	2020	2019
U.S.	$2,208.2	$2,569.4
UK	386.2	384.8
Australia	167.4	216.1
Other	2.4	3.0
Total	$2,764.2	$3,173.3

Long-lived assets include property, equipment, software and intangible assets. As of December 31, 2020, intangible assets in the U.S., UK and Australia were $2,171.5 million, $348.3 million and $166.6 million, respectively. As of December 31, 2019, intangible assets in the U.S., UK and Australia were $2,536.0 million, $337.5 million and $215.1 million, respectively.

Note 22 — Selected Quarterly Financial Data (Unaudited)

	2020
	First	Second	Third	Fourth
(in millions, except per share amounts)	quarter	quarter	quarter	quarter	Full year
Total revenue	$554.9	$518.0	$568.5	$657.2	$2,298.6
Operating income (loss)	(332.4)	106.7	156.5	227.0	157.8
Net income (loss)	(285.2)	132.3	137.1	198.4	182.6
Net loss (income) attributable to noncontrolling interests	38.2	(29.4)	(18.2)	(11.6)	(21.0)
Net income (loss) attributable to JHG	(247.0)	102.9	118.9	186.8	161.6
Basic earnings (loss) per share attributable to JHG common shareholders	$(1.35)	$0.55	$0.65	$1.03	$0.87
Diluted earnings (loss) per share attributable to JHG common shareholders	$(1.35)	$0.55	$0.65	$1.02	$0.87

	2019
	First	Second	Third	Fourth
(in millions, except per share amounts)	quarter	quarter	quarter	quarter	Full year
Total revenue	$519.3	$535.9	$536.0	$601.2	$2,192.4
Operating income	124.5	118.5	143.6	154.3	540.9
Net income	99.9	112.3	113.1	120.4	445.7
Net income attributable to noncontrolling interests	(5.8)	(2.9)	(1.0)	(8.4)	(18.1)
Net income attributable to JHG	94.1	109.4	112.1	112.0	427.6
Basic earnings per share attributable to JHG common shareholders	$0.48	$0.56	$0.58	$0.59	$2.21
Diluted earnings per share attributable to JHG common shareholders	$0.48	$0.56	$0.58	$0.59	$2.21

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III of Form 10-K requires registrants to furnish the information required by the following items of Regulations S-K: Items 401 (Directors, Executive Officers, Promoters and Control Persons), 405 (Compliance with Section 16(a) of the Exchange Act), 406 (Code of Ethics) and 407(c)(3) (Material Changes to Procedures for Shareholder Nomination of Directors), (d)(4) (Names of Audit Committee Members) and (d)(5) (Audit Committee Financial Expert). Because we are a “foreign private issuer” as defined by Rule 3b-4 under the Exchange Act, we are not required to comply with Section 16(a) of the Exchange Act. Accordingly, we have not provided the information called for in Item 405.

Directors

Alison Davis, Kalpana Desai, Jeffrey Diermeier, Kevin Dolan, Eugene Flood Jr., Richard Gillingwater, Lawrence Kochard, Glenn Schafer, Angela Seymour-Jackson, and Richard Weil are the current directors of JHG, holding office until the 2021 AGM or until their successors are duly elected and qualified. Ages shown below are as of the date of this filing.

Alison Davis | Age 59

Independent Non-Executive Director since February 2021. Ms. Davis is currently a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Ms. Davis is co-founder and Managing Partner of Fifth Era Financial LLC, which invests in and incubates early stage technology enabled companies. From 2004 to 2010, she was the Managing Partner of Belvedere Capital, a regulated bank holding company and private equity firm focused on investing in US banks and financial services firms. From 2000 to 2003, Ms. Davis was the Chief Financial Officer of Barclays Global Investors (now BlackRock), the world’s largest institutional investment firm with more than $1.5 trillion of assets under management. Earlier in her career, Alison spent 14 years as a strategy consultant and advisor to Fortune 500 CEOs, boards and executive teams with McKinsey & Company, and as a practice leader with A.T. Kearney where she built and led the global Financial Services Practice. She is currently a Non-Executive Director on two public company boards: SVB Financial Group, Inc., the parent company of Silicon Valley Bank, and Fiserv, Inc., a payments and financial technology company. She also serves on the board of privately held data intelligence company, Collirbra, Inc., as Chair of its Audit Committee. In addition, Ms. Davis also serves as Chair of the Advisory Board for Blockchain Capital, a venture firm in the blockchain industry, and is an advisor to Bitwise, a cryptocurrency asset manager. Ms. Davis received a BA Honours and Masters in economics from Cambridge University and an MBA from the Stanford Graduate School of Business.

Ms. Davis brings to the Board extensive experience in investment and capital management, accounting and financial matters, corporate governance and oversight, business management, strategy and operations gained through her many years as a corporate executive, public company board director, an active investor in growth companies and a best-selling author on the topics of technology and innovation.

Kalpana Desai | Age 53

Independent Non-Executive Director since May 2017. Ms. Desai was a Non-Executive Director of Henderson Group from 2015 to May 2017 and is currently a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Ms. Desai was Head of Macquarie Capital Asia, the investment banking division of Macquarie Group Limited, headquartered in Australia from 2009 to 2013. Before joining Macquarie, she was Head of the Asia Pacific Mergers & Acquisitions Group and a Managing Director in the investment banking division of Bank of America Merrill Lynch in Hong Kong from 2001 to 2009. Earlier in her career, Ms. Desai worked in the corporate finance divisions of Barclays de Zoete Wedd in London and Hong Kong and at J. Henry Schroder Wagg in London and in the financial services division of Coopers & Lybrand Consulting in London. She was a member of the Takeovers and Mergers Panel of the Securities and Futures Commission in Hong Kong from 2007 to 2014. She also served as a Non-Executive Director of Canaccord Genuity Group Inc., headquartered in Canada, from 2015 to 2019. Ms. Desai has a BSc in economics from the London School of Economics and Political Science and qualified as a chartered accountant (“ACA”) at PricewaterhouseCoopers in London in 1991.

Ms. Desai brings to the Board over 31 years of international advisory and investment banking experience, including extensive experience in mergers and acquisitions and broad exposure to global business markets. In deciding to nominate Ms. Desai, the Board also considered her experience and knowledge of risk management, compliance, accounting standards and financial reporting rules and regulations, as well as her qualifications as an ACA and an audit committee financial expert.

Jeffrey Diermeier | Age 68

Independent Non-Executive Director since May 2017. Mr. Diermeier was an Independent Director of Janus Capital Group from 2008 to May 2017 and is currently the Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Mr. Diermeier, CFA, has served as a Director of the University of Wisconsin Foundation, a nonprofit fundraising and endowment management organization, since 1998 and is a former Chairman of its Investment Committee. He has been a Director of Adams Street Partners, a private equity firm located in Chicago, since 2011 and is also a minority owner of Stairway Partners, LLC, a Chicago-based registered investment adviser, where he served as an advisory board member from 2005 to 2012. From 2010 to September 2017, Mr. Diermeier was a co-owner and Chairman of L.B. White Company, a heating equipment manufacturer. He was a Trustee of the Board of the Financial Accounting Foundation, which oversees the Financial Accounting Standards Board and the Government Accounting Standards Board, from 2009 to December 2015 and Chairman of the Trustees from 2012 to December 2015. From 2005 until 2009, he served as President and CEO of the CFA Institute, a nonprofit educational organization for investment professionals in Charlottesville, Virginia. Earlier in his career, Mr. Diermeier served in a number of increasingly responsible positions in the global asset management division of UBS and its predecessor organizations, primarily Brinson Partners, Inc., beginning as an Equity Analyst and culminating as its Global Chief Investment Officer from 2000 to 2004. Mr. Diermeier holds the chartered financial analyst designation. He received his BBA and his MBA in finance and investments from the University of Wisconsin – Madison.

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

Kevin Dolan | Age 67

Independent Non-Executive Director since May 2017. Mr. Dolan was a Non-Executive Director of Henderson Group from 2011 to May 2017 and is currently a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Risk Committee.

Experience and Qualifications

Mr. Dolan has been in the financial services industry for 37 years and has held a number of senior executive positions, including as Chief Executive of La Fayette Investment Management in London from 2007 to 2009, Chief Executive of the Asset Management Division of Bank of Ireland Group from 2004 to 2007 and Chief Executive of Edmond de Rothschild Asset Management from 2001 to 2004. Earlier in his career, he spent nine years with the AXA Group where he was CEO of AXA Investment Managers Paris and Global Deputy CEO of AXA Investment Management. Mr. Dolan was a Director of Meeschaert Gestion Privée until 2015, is the founding partner of Anafin LLC and is a Senior Advisor to One Peak Partners. Mr. Dolan received his BS in business administration from Georgetown University.

Mr. Dolan brings to the Board demonstrated strategic, financial, accounting, regulatory, business management, corporate finance and industry expertise gained through his many years of experience in senior executive roles, including as the former CEO of three investment management firms. He also has extensive experience in transformational corporate transactions, including mergers and acquisitions in Europe and the U.S.

Eugene Flood Jr. | Age 65

Independent Non-Executive Director since May 2017. Mr. Flood was an Independent Director of Janus Capital Group from 2014 to May 2017 and is currently the Chair of the Risk Committee and a member of the Nominating and Corporate Governance Committee and the Audit Committee.

Experience and Qualifications

Mr. Flood was Executive Vice President of TIAA CREF from 2011 until his retirement in 2012, serving on the CREF Board of Trustees and the TIAA CREF Mutual Fund Board of Trustees for seven years, and chairing the Investment

Committee. Prior to joining TIAA CREF as an executive in 2011, Mr. Flood spent 12 years with Smith Breeden Associates, a North Carolina based fixed income asset manager, as President and CEO. Earlier in his career, Mr. Flood held a range of trading and investment positions with Morgan Stanley from 1987 to 1999 and was an Assistant Professor of Finance at Stanford Business School from 1982 to 1987. He has served as Chairman of the advisory board for the Institute for Global Health and Infectious Diseases at the University of North Carolina Chapel Hill since 2014, as a Trustee of the Financial Accounting Foundation since January 2016, and as a Director of the Research Corporation for Science Advancement since March 2015. Previously, he served as a Director of The Foundation for the Carolinas from 2012 to December 2015. Mr. Flood received his BA in economics from Harvard University and his Ph.D. in economics from the Massachusetts Institute of Technology.

Mr. Flood brings to the Board extensive investment management, mutual fund, investment adviser and financial expertise gained through his more than 31 years of experience in the asset management industry. In deciding to nominate Mr. Flood, the Board also considered his academic background in economics, which enables him to provide valuable insights on economic trends, business strategy, global markets and financial matters.

Richard Gillingwater | Age 64

Non-Executive Director and Chairman since May 2017. Mr. Gillingwater was a Non-Executive Director and Chairman of the Henderson Group Board from 2013 to May 2017 and is currently the Chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee.

Experience and Qualifications

Mr. Gillingwater retired as Chairman of European Investment Banking at Credit Suisse First Boston (“CSFB”) in 2003. Previously, he held a variety of executive roles, including Head of Corporate Finance at Barclays de Zoete Wedd , the investment banking arm of Barclays Bank Plc, which was acquired by CSFB in 1998. He started his career in investment banking in 1980 at Kleinwort Benson, where he spent 10 years. In 2003, Mr. Gillingwater was asked by the UK government to found and become the Chief Executive, and later Chairman, of the Shareholder Executive, an arm of the UK government responsible for managing the government’s financial interest in a range of state-owned businesses for commercial rather than political interests. He also served as Dean of Cass Business School from 2007 to 2012. Mr. Gillingwater currently serves as Chairman of SSE plc, a publicly listed energy company based in Scotland, and as a Senior Independent Director of Whitbread plc, a UK-based multinational hotel and restaurant company. He is also a Governor of the Wellcome Trust, an international medical charity. Mr. Gillingwater has served as a Director on a number of other corporate boards, including as Chairman of CDC Group plc and as a Non-Executive Director of P&O, Debenhams, Tomkins, Qinetiq Group, Kidde, Hiscox Ltd, Helical plc and Wm Morrison Supermarkets plc. Mr. Gillingwater received his MA in law from St Edmund Hall, Oxford University, and his MBA from the International Institute for Management Development in Lausanne, Switzerland, and is a qualified solicitor.

Mr. Gillingwater brings to the Board demonstrated investment management, financial, regulatory, strategic and business management experience gained through his many years in senior executive roles in the investment banking industry. In addition, he has substantial corporate governance expertise due to his extensive experience serving on the boards of a number of other high-profile publicly listed companies.

Lawrence Kochard | Age 64

Independent Non-Executive Director since May 2017. Mr. Kochard was an Independent Director of Janus Capital Group from 2008 to May 2017 and is currently the Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

Experience and Qualifications

Mr. Kochard is Chief Investment Officer at Makena Capital Management. From 2011 to December 2017, he was the CEO and Chief Investment Officer of the University of Virginia Investment Management Company. Mr. Kochard has served as a Director of the Virginia Commonwealth University Investment Management Company since 2015, as a

Director and the Chair of the Investment Committee for the Virginia Environmental Endowment since 2013, and as a member of the Investment Advisory Committee of the Virginia Retirement System since 2011, serving as Chair since 2017. He previously served as the Chairman of the College of William & Mary Investment Committee from 2005 to 2011. From 2004 to 2010, he was the Chief Investment Officer of Georgetown University, and from 2001 to 2004 he was Managing Director of Equity and Hedge Fund Investments of the Virginia Retirement System. Mr. Kochard worked as an Assistant Professor of Finance at the McIntire School of Commerce at the University of Virginia from 1999 to 2001. He started his career in financial analysis and planning, corporate finance and capital markets for E.I. DuPont de Nemours and Company, Fannie Mae and The Goldman Sachs Group, Inc. Mr. Kochard holds the chartered financial analyst designation and a Ph.D. in economics from the University of Virginia.

Mr. Kochard brings to the Board a wealth of experience in investment management, investment adviser oversight and general executive management gained through his many years serving in senior executive roles in the asset management industry. In deciding to nominate Mr. Kochard, the Board also considered his academic background in economics, which enables him to provide valuable insights on economic trends, strategy, global markets and financial matters.

Glenn Schafer | Age 71

Vice Chairman and Independent Non-Executive Director since May 2017. Mr. Schafer was an Independent Director of Janus Capital Group from 2007 to May 2017 and served as Chairman from 2012 to May 2017. He is a member of the Compensation Committee and the Nominating and Corporate Governance Committee.

Experience and Qualifications

Mr. Schafer retired as President of Pacific Life Insurance Company (Pacific Life) in 2005, having served in that role since 1995. Previously, he served as Executive Vice President and Chief Financial Officer of Pacific Life from 1991 to 1995, and he was a member of the Pacific Life Board of Directors from 1995 to 2005. He currently serves as a Director of GeoOptics LLC, a weather satellite manufacturer. Over the course of his career, Mr. Schafer has served as a Director on a number of other corporate boards, including Scottish Re Group, a reinsurer of life insurance, annuities and other annuity-type products; Genesis Healthcare, Inc., a provider of short-term post-acute, rehabilitation, skilled nursing and long-term care services; and Mercury General Corporation, an insurance holding company. Mr. Schafer received his BS from Michigan State University and his MBA from the University of Detroit.

Mr. Schafer brings to the Board extensive experience in accounting and financial matters, investment and capital management, corporate governance and oversight, business management, strategy and operations, as well as a deep understanding of the insurance industry and financial products gained through his many years in senior executive roles with Pacific Life.

Angela Seymour-Jackson | Age 54

Independent Non-Executive Director since May 2017. Ms. Seymour-Jackson was a Non-Executive Director of Henderson Group from 2014 to May 2017 and is currently a member of the Compensation Committee and the Nominating and Corporate Governance Committee. She also chairs Henderson Global Holdings Asset Management Limited (a holding company of the legacy Henderson Group) and Henderson Global Investors Limited (a regulated entity).

Experience and Qualifications

Ms. Seymour-Jackson has over 26 years of experience in retail financial services. Over the course of her career, she has held various senior marketing and distribution roles with Norwich Union Insurance, General Accident Insurance, CGU plc and Aviva plc. She was CEO of RAC Motoring Services Limited from 2010 until 2012. She joined Aegon UK in May 2012 and was appointed Managing Director of the Workplace Solutions Division in December 2012. Ms. Seymour-Jackson was a Senior Advisor to Lloyds Banking Group (insurance) until October 2017. She is currently a Non-Executive Director of Rentokil Initial plc; Page Group plc; Trustpilot; Pikl, a start-up insurance business; and Future plc, a British media company. Ms. Seymour-Jackson has a BA Honours in French and European studies from the University of East Anglia, a diploma from the Chartered Institute of Marketing and an MSc in marketing.

Ms. Seymour-Jackson brings to the Board substantial expertise in retail financial services, risk management, regulatory matters, mergers and acquisitions, and business management gained through her many years in various senior marketing and distribution roles at large multinational insurance companies.

Richard Weil | Age 57

CEO since August 1, 2018 (co-CEO since May 2017), and Executive Director since May 2017. Mr. Weil served as CEO and a Director of Janus Capital Group from 2010 to May 2017.

Experience and Qualifications

Since August 2018, Mr. Weil has served as our CEO and as a member of the Board. In his role, he leads our executive committee and is responsible for the strategic direction and overall day-to-day management of JHG. Previously, he was Co-CEO of JHG following the merger of Janus Capital Group and Henderson Global Investors in May 2017. Prior to the merger, Mr. Weil was CEO of Janus Capital Group, a position he had held since 2010. Before joining Janus Capital Group, he spent 15 years in a variety of senior executive roles with PIMCO, including Global Head of PIMCO Advisory, a member of PIMCO’s executive committee and a member of the board of trustees of the PIMCO Funds. Mr. Weil also served as Chief Operating Officer of PIMCO for 10 years, where he successfully led the development of PIMCO’s global business and founded its German operations, and as General Counsel to PIMCO Advisors L.P. Before joining PIMCO in 1996, Mr. Weil was with Bankers Trust Global Asset Management and Simpson Thacher & Bartlett LLP in New York. Mr. Weil received his BA in economics from Duke University and his JD from the University of Chicago Law School. He has over 24 years of financial industry experience.

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

The principal occupation of our current executive officers is shown in the table above supplemented by the following information, except with respect to Mr. Weil, whose previous experience is described above together with the experience of our other directors. Ages shown below are as of the date of this filing.

Roger Thompson | Age 53

Chief Financial Officer

Mr. Thompson has served as our Chief Financial Officer and as a member of our executive committee since May 2017. Before the merger of Janus Capital Group and Henderson Global Investors, he was Chief Financial Officer of Henderson from 2013 to May 2017. Mr. Thompson joined Henderson from J.P. Morgan Asset Management where he held various positions of increasing responsibility from 1993 to 2013, including Global Chief Operating Officer, Head of UK and International Chief Financial Officer. Earlier in his career, Mr. Thompson served in a broad range of roles at J.P. Morgan in Tokyo, Singapore and Hong Kong. He trained as an accountant with PricewaterhouseCoopers.

Mr. Thompson earned his BA in accountancy and economics from Exeter University. He is a chartered accountant and has over 28 years of financial industry experience.

Enrique Chang | Age 58

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

Mr. Chang earned his BA in mathematics from Fairleigh Dickinson University and his MBA in finance/quantitative analysis and MS in statistics and operations research from New York University. He has over 32 years of financial industry experience.

Bruce Koepfgen | Age 68

Head of North America

Mr. Koepfgen has served as our Executive Vice President, Head of North America and as a member of our executive committee since May 2017. In his current role, he works with senior leaders to advance the interests of the firm’s clients, shareholders and employees. He is also President and CEO of Janus Investment Fund, Janus Aspen Series, Janus Detroit Street Trust and Clayton Street Trust, and is a member of the Board of Directors of Intech and the Board of Managers of Perkins Investment Management LLC, both of which are subsidiaries of JHG. Previously, Mr. Koepfgen served as President of Janus Capital Group from 2013 to May 2017 and as Executive Vice President and Chief Financial Officer from 2011 to 2013. Prior to joining Janus, Mr. Koepfgen held various senior leadership roles with Allianz Global Investors and Oppenheimer Capital, including CEO of Oppenheimer Capital from 2003 to 2009, Co-CEO of Allianz Global Investors Management Partners from 2008 to 2009, and Chairman of Allianz Global Investors Fund Management from 2004 to 2009. Earlier in his career, he served as President and Principal of Koepfgen Company LLC, a management consulting organization, from 1999 to 2003, and as a Managing Director of Salomon Brothers Inc., where he held various positions from 1976 to 1999.

Mr. Koepfgen earned his BS in business administration from the University of Michigan and his MBA from Northwestern University, Kellogg School of Management. He has over 45 years of financial industry experience.

Suzanne Cain | Age 57

Global Head of Distribution

Ms. Cain has served as our Global Head of Distribution and as a member of our executive committee since May 2019. In her current role, she is responsible for global sales and product marketing for both institutional and retail channels and oversees our global marketing and client service worldwide. Prior to joining Janus Henderson, she was U.S. and Global Head of Institutional Clients of Blackrock iShares, the largest provider of ETFs worldwide, from May 2017 to May 2019, where she led the firm’s global client teams across sales, product consulting, portfolio construction and global markets coverage. Before joining Blackrock iShares, Ms. Cain served as Head of the Institutional Client Group for Fixed Income and Head of Credit and Structured Finance Sales for EMEA at Deutsche Bank from 2010 to May 2017. Earlier in her career, she served in a variety of increasingly responsible positions at Morgan Stanley in London, including Head of Credit Sales for EMEA and leadership roles in Morgan Stanley’s UK/Ireland fixed income capital markets and treasury solutions group and in structured finance origination for Western Europe. Ms. Cain began her career at Salomon Brothers in New York in 1985, focusing on hedge management and fixed income derivatives.

Ms. Cain received her BS in business analysis from Indiana University. She has over 31 years of financial industry experience.

Senior Officer Code of Ethics

Our Senior Officer Code applies to our CEO, Chief Financial Officer, principal accounting officer, and controller and senior financial officers performing similar functions and is available on our website at www.janushenderson.com/ir under “Corporate Governance — Governance Policies and Statements.” Any amendments to or waivers of the Senior Officer Code will be disclosed on our website in the same location.

Director Nomination Process and Diversity

We believe that in order for the Board to effectively guide JHG to sustained, long-term success, it must be composed of individuals with sophistication and experience in the many disciplines that strengthen our business. We sell our products to intermediary, institutional and self-directed clients. To best serve these clients and our shareholders, we seek to ensure that the Board consists of directors who are highly sophisticated in, among other disciplines, domestic and international investment and asset management, finance, economic policy, and the legal and accounting regulations that impact our business. We also believe that the Board should include directors with experience managing, overseeing or advising comparable companies in our industry at the CEO and/or the director level.

The Board has delegated the process for screening potential director candidates to the Nominating and Corporate Governance Committee (“Nominating Committee”). When the Nominating Committee determines that it is desirable to add a director or fill a vacancy on the Board, it will identify one or more qualified individuals and recommend them to the Board. In identifying qualified individuals, the Nominating Committee generally engages a search firm for this purpose. In evaluating candidates for potential membership on the Board, the Nominating Committee ensures that each director nominee satisfies at least the criteria set forth in our Corporate Governance Guidelines and considers and evaluates the director nominee’s individual background and qualifications and the extent to which such background and qualifications might benefit JHG based on the size and composition of the Board of Directors at the time. In identifying director nominees, the Nominating Committee will seek talented and experienced candidates with professional backgrounds who support a balance of knowledge, experience, skills, expertise and diversity appropriate for the Board as a whole.

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

Corporate Governance

The Board has established corporate governance measures substantially in compliance with requirements of the NYSE. These include Corporate Governance Guidelines; charters for the Board’s Audit Committee, Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee; and a Code of Business Conduct that applies to all directors, officers and employees. Each of these documents is published on our corporate website at www.janushenderson.com/ir under “Corporate Governance — Governance Policies and Statements.”

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

Audit Committee

The members of our Audit Committee are Jeffrey Diermeier (Chair), Alison Davis, Kalpana Desai, Kevin Dolan and Eugene Flood Jr., each of whom is independent under the standards established by the Board and the NYSE.

Audit Committee Financial Experts

Our Board has determined that each member of the Audit Committee meets the accounting or related financial management expertise requirements of the NYSE and that Jeffrey Diermeier, Alison Davis and Kalpana Desai qualify as audit committee financial experts under applicable SEC regulations. No member of the Audit Committee serves on an audit committee of more than two public companies in addition to JHG.

Item 11.          EXECUTIVE COMPENSATION

Because we are a foreign private issuer, we are responding to this Item 11 as permitted by Item 402(a)(1) of SEC Regulation S-K under the Securities Act. This section discusses material information relating to our executive compensation program and plans for our Named Executive Officers (“NEOs”):

● Richard Weil Chief Executive Officer	● Suzanne Cain Global Head of Distribution
● Roger Thompson Chief Financial Officer	● Bruce Koepfgen Head of North America
● Enrique Chang Global Chief Investment Officer

Compensation Principles

Our Compensation Committee is responsible for the oversight of our executive compensation program, including the review and approval of goals and objectives relevant to our CEO’s performance assessment and compensation decisions, and approval of the compensation of our executive officers is based on an evaluation of each executive’s performance. Our executive compensation program is based on the following principles:

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

Elements of Compensation

We strive to maintain an appropriate balance between base salary and variable compensation without targeting a specific mix or ratio in the compensation framework for the CEO and the other NEOs. However, once the CEO’s variable compensation is determined for a particular year, the percentage mix between cash and deferred awards, as well as the percentage mix between types of deferred awards, is fixed.

Base salary constitutes a relatively small portion of our executives’ total compensation opportunity, something that reflects our compensation principles and the Compensation Committee’s belief that most of our executives’ total compensation should be performance-based.

Base Salary

For 2020, base salary constituted 8% of our CEO’s total compensation and 11% of our other NEOs’ total compensation, which is consistent with our philosophy that most of our executives’ total compensation should be performance-based. In establishing salary levels, the Compensation Committee typically considers competitive market pay levels and each executive officer’s responsibilities, experience and performance.

Following a review of current base salaries, and consistent with our focus on performance-based compensation, none of our NEOs, including our CEO, received a base salary increase for 2021.

Variable Compensation

Our Compensation Committee emphasizes performance-based variable incentives as the primary element of compensation paid to the CEO and our other NEOs, reinforcing our strong pay-for-performance culture. In 2020, 92% of the CEO’s total compensation and 89% of our other NEOs’ total compensation consisted of performance-based variable incentives. As shown in the charts above, a significant portion of variable compensation is deferred into JHG stock awards and/or fund units, aligning management, client and shareholder interests, consistent with our compensation philosophy.

CEO Variable Compensation

For the CEO, we use a scorecard approach to evaluate performance and determine annual variable compensation. This approach, described in more detail on page 125, combines numerous absolute and relative performance measures, which are grouped into three categories: (i) investment excellence, (ii) financial results and (iii) strategic results.

Once the amount of the CEO’s variable compensation award is determined, 50% of the award is paid in cash and 50% is deferred and delivered as shown below:

Consistent with market practice for CEOs in the JHG Peer Group, the deferred portion of the CEO’s variable compensation award is delivered as follows:

●	50% in time-based restricted stock units (“RSUs”) of JHG stock and/or fund units, which vest in three equal installments over a three-year period; and
●

50% in performance stock units (PSUs), which cliff vest on the third anniversary of the grant date with the level of vesting determined based on JHG’s three-year relative TSR ranking versus the JHG Public Company Peer Group (“JHG Peer Group”). The potential payout for the PSUs ranges from 0% to 200% of the number of units initially granted.

0% payout	3-year relative TSR is at or below the 10th percentile ranking
100% of target payout	3-year relative TSR is at the 50th percentile ranking
200% of target payout	3-year relative TSR is at or above the 90th percentile ranking

Notes:

(a)	Regardless of JHG’s relative TSR ranking, the award will be subject to a maximum value cap not to exceed 400% of the initial grant value.
(b)	Even if JHG’s three-year relative TSR exceeds the JHG Peer Group median, if JHG’s three-year absolute TSR is negative, payouts cannot exceed 100% of the units initially granted.
(c)	Intermediate amounts are interpolated straight line.

The scorecard approach used to determine annual variable compensation coupled with the PSU vesting conditions subject the CEO’s variable compensation award to two distinct performance hurdles:

●	Hurdle #1: To receive a variable compensation award each year, the CEO must first deliver results against the performance measures as outlined in the scorecard; and
●	Hurdle #2: To fully vest the deferred PSU portion of the CEO’s variable compensation award, JHG’s three-year TSR relative to the JHG Peer Group must meet or exceed certain targets.

Subjecting the deferred PSUs to this double hurdle underscores the Committee’s dedication to pay for performance, establishing rigorous performance thresholds, and aligning the CEO’s pay with shareholder interests over the short- and long-term. As shown in the table below, the vesting percentage for the CEO’s 2015, 2016 and 2017 PSU grants averaged only 51% of the total units granted due to the under-performance of our three-year relative TSR as compared to the JHG Peer Group.

Notes:

(a)	The 2015 and 2016 awards were granted pre-Merger and vested based on the three-year relative TSR performance of JHG’s common stock.
(b)	2015 vested value as of December 31, 2018, based on the stock price of $20.72.
(c)	2016 vested value as of December 31, 2019, based on the stock price of $24.45.
(d)	2017 vested value as of December 31, 2020, based on the stock price of $32.51.
(e)	Per the terms of the PSU award agreement, Legg Mason was excluded from the 2017 relative TSR calculation as a result of its acquisition by Franklin Templeton effective July 31, 2020.

Other NEOs’ Variable Compensation

For our other NEOs, annual variable compensation awards are subject to our standard deferral methodology under which a portion of each officer’s award is paid in cash and the remainder is deferred into JHG RSUs and/or fund units. Deferred awards vest in equal installments over a three-year period. See LTI Awards Granted in Consideration of 2020 Performance on page 130 for more information regarding these awards.

Delivery of Variable Compensation Through LTI Awards

We offer several types of long-term incentive (“LTI”) awards for purposes of delivering the deferred portion of NEO variable compensation:

Restricted Stock Units (RSUs)

A substantial portion of variable compensation is deferred into RSUs on an annual basis. These awards are typically subject to a three-year ratable time-based vesting schedule. Cash dividends are paid on unvested shares and included in taxable compensation. These dividends are included in the Summary of Total Compensation table on page 127.

Vesting of RSUs accelerate upon death and/or disability. Continued vesting may occur upon disability and redundancy. All awards are subject to malus and clawback provisions.
Restricted JHG Fund Units (Funds)	A substantial portion of variable compensation is also deferred into restricted JHG fund units. These awards are typically subject to a three-year ratable time-based vesting schedule.
Vesting of fund awards accelerate upon death and/or disability. Continued vesting may occur upon disability and redundancy. All awards are subject to malus and clawback provisions.
Performance Stock Units (PSUs)

A portion of the CEO’s variable compensation is deferred into PSUs. These PSU awards are subject to additional vesting requirements based on a comparison of our TSR over the three-year deferral period to the TSR of the JHG Peer Group over the same period. Vesting of PSUs may accelerate under certain circumstances, such as death or disability. PSU awards have a one-year holding period following vesting, and dividends are not paid on unvested PSU awards.

The Scorecard Approach to CEO Compensation

The Compensation Committee uses a structured scorecard to measure the CEO’s performance and determine his variable compensation. The scorecard approach is designed to:

●Align CEO compensation with JHG’s performance; and

●Reward the CEO for achieving goals that maximize long-term value creation for our shareholders and clients.

The CEO’s 2020 scorecard was largely based on the same investment, financial and strategic performance measures used in the 2019 scorecard. The performance categories, measures and weightings used in the 2020 scorecard were the following:

●Investment Excellence (30% weighting). Deliver investment excellence for clients measured based on three-year investment performance relative to benchmark;

●Financial Results (40% weighting). Deliver strong financial results for shareholders measured based on our one-year relative results for revenue growth, growth in net income before taxes and total net AUM flows; and

●Strategic Results (30% weighting). Drive strategic results to achieve long-term success for clients and shareholders measured based on: executing JHG’s strategic vision and priorities, attracting strong talent, investing in new technologies, building global distribution momentum, and fostering a strong risk and control environment.

Establishing the Target Incentive Opportunity

The CEO’s variable compensation award is determined by multiplying a target incentive opportunity by a multiplier, which ranges from 0% to 200%, based on the degree to which the scorecard performance measures are achieved.

At the beginning of each year, the Compensation Committee establishes the CEO’s target incentive opportunity and the scorecard performance measures and weightings for the year. In setting the target incentive opportunity, the Compensation Committee considers various factors, including our revenue and total AUM compared to the revenue and total AUM of a select peer group of companies, as well as our relative performance against the JHG Peer Group. The JHG Peer Group is reviewed annually and no changes were made in 2020.

JHG’s Public Company Peer Group
Affiliated Managers Group, Inc.	Invesco Ltd.
AllianceBernstein Holding L.P.	Legg Mason, Inc.
Ameriprise (Columbia Threadneedle Investments), Inc.	T. Rowe Price Group, Inc.
BrightSphere Investment Group plc	Schroders plc
Eaton Vance Corp.	Standard Life Aberdeen plc
Federated Hermes, Inc.	Waddell & Reed Financial, Inc.
Franklin Resources, Inc.

Our Compensation Committee believes that the reference to the JHG Peer Group is useful to ensure that the CEO’s target incentive opportunity is competitive relative to compensation levels at other asset management firms with which JHG competes for executive talent. Based on analysis and guidance from the Compensation Committee’s independent compensation consultant, the Committee determined that the 2020 target incentive opportunity for the CEO would remain unchanged from 2019 at $7.50 million based on the market pay practices of other companies in the JHG Peer Group.

Evaluating CEO Performance and Determining Variable Compensation

After the end of each year, the Compensation Committee uses the scorecard to evaluate the CEO’s performance relative to the specific investment, financial and strategic performance objectives for the year. Based on the results achieved, the Compensation Committee selects a multiplier for each performance measure in the scorecard, as well as an overall performance multiplier range for each of the three categories of performance measures (i.e., investment results, financial results and strategic results).

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
First or high second quartile performance relative to the applicable peer group or benchmarks

The Compensation Committee determines a performance multiplier range for each of the three scorecard categories based on a review of the following:

●Our year-over-year absolute results for the relevant performance measures;

●	Our relative percentile ranking for each relevant performance measure as compared with the JHG Peer Group, or as compared to applicable benchmarks; and
●

With respect to strategic results, such factors as the Compensation Committee deems relevant to evaluate the CEO’s performance, including, for example, factors such as executing JHG’s strategic vision and priorities, attracting strong talent, delivering an exceptional client experience, executing on new growth initiatives, ensuring operational efficiency and fostering a proactive risk and control environment.

2020 Executive Compensation

2020 variable compensation increased 5% for the CEO and 7% on average for our other NEOs as compared to 2019. These increases in variable compensation are consistent with the Compensation Committee’s philosophy to align executive compensation with JHG’s results and reflect JHG’s solid performance during 2020 on several key metrics, as described below.

●	Our CEO and other NEOs demonstrated strong leadership throughout 2020, particularly in response to the challenges brought on by the COVID-19 pandemic.
o	They quickly assessed the situation, effectively adapted to remote working with minimal disruption, and devised a plan to remain focused on our clients and stay the course on key strategic initiatives.
o	The CEO and other NEOs maintained trust through regular and consistent communications with employees and exhibited an unwavering dedication to their health and well-being.
●	Despite the market volatility in 2020, our investment performance remained solid, with 65% and 72% of our AUM outperforming benchmarks over three- and five-year periods, respectively.
●

While our net outflows were disappointing in 2020, adjusted operating income increased 11% year-over-year and adjusted operating margin improved 2.2 percentage points. We continue to maintain a strong balance sheet and returned $394 million of capital to shareholders through dividends and our accretive stock repurchase program.

●

We continued to execute on numerous strategic objectives despite the challenges brought on by the COVID-19 pandemic and navigating Brexit, including; investing in new technologies, hiring strong talent, building global distribution momentum, and fostering a strong risk and control environment.

●	Our TSR improved by +42% in 2020 compared to +26% in 2019.

Summary of Total Compensation

The following table sets forth the compensation earned by the CEO and the other NEOs, as a group, during 2020.

			Variable Comp (LTI)(3)			Total 2020	Benefits
	Base	Variable		Restricted		Variable	and
	Salary	Comp (STI)(2)	Fund Units	Shares	PSUs	Comp	Pension(4)	Other(5)
Executive Officer	($)	($)	($)	($)	($)	($)	($)	($)
Richard Weil, CEO	725,000	3,900,000	1,950,000	—	1,950,000	7,800,000	37,895	1,258,163
Other NEOs(1)	1,861,412	7,903,994	4,984,997	3,107,997	—	15,996,988	133,762	473,757

All non-USD amounts in this schedule are stated in USD on the basis of the average FX rate for 2020 (GBP to USD = 1.2817).

Notes:

(1)	The Other NEOs are Roger Thompson (Chief Financial Officer), Enrique Chang (Global Chief Investment Officer), Suzanne Cain (Global Head of Distribution) and Bruce Koepfgen (Head of North America).
(2)

The amount of variable incentive compensation awarded in respect of the 2020 performance year that is not subject to deferral. For Mr. Weil, 50% of his variable compensation is paid in cash and 50% is deferred. For our other NEOs, the percentage of variable compensation deferred is determined in accordance with our standard deferral policy and may vary from one individual to another depending on particular circumstances.

(3)

The amount of variable incentive compensation awarded in respect of the 2020 performance year that is subject to deferral, either under JHG policy or where mandated by regulatory requirements. Such amounts may be delivered in the form of JHG fund units, RSUs, or PSUs. JHG fund units and RSUs vest in equal tranches over a three-year deferral period, and PSUs cliff vest on the third anniversary of the grant date. For Mr. Weil, half of his deferral amount is delivered in restricted JHG fund units and the other half is delivered in PSUs. Other NEOs receive half of their LTI in JHG restricted fund units and half in JHG restricted shares, with the choice of receiving 100% in JHG restricted shares (subject to a $1 million limit). Once the $1 million limit is reached, the remaining balance will be invested into restricted JHG fund units.

(4)

For Mr. Weil and certain other NEOs, amounts shown include health benefits and insurance coverage consistent with those provided to all other employees, 401(k) match contributions (U.S.) up to 5% of eligible compensation (capped at $285,000 per the IRS annual compensation limit), a cash alternative to JHG’s defined contribution pension plan (UK) and ESOP dividends.

(5)

Mr. Weil’s relocation benefits ended in April 2019, however, the amounts shown carried over into 2020 and include $1,041,276 in tax equalization and other relocation benefits. Additional amounts shown include: (i) $30,756 in dividends on unvested restricted stock, (ii) $7,622 in market gains on mutual fund retained units distributed during the year, (iii) $178,000 in taxable cost reimbursements, and (iv) $510 in identity theft protection premiums. For certain other NEOs, amounts shown include dividends on unvested JHG shares and fund units, market gains on mutual fund retained units distributed during the year, identity theft protection premiums and taxable travel reimbursements.

Compensation Committee Decisions About CEO Pay in 2020

Based on its evaluation of 2020 investment, financial and strategic results using the scorecard approach, the Compensation Committee established a cumulative overall performance multiplier of 1.04 for the CEO as illustrated in the table below. The overall performance multiplier is applied to the CEO’s target incentive opportunity of $7.50 million in order to calculate the CEO’s 2020 variable compensation incentive award shown above.

2020 CEO Performance Highlights Based on the Scorecard

Below are the highlights from each scorecard category (investment excellence, financial and strategic results) that the Compensation Committee considered when determining CEO variable compensation for 2020.

Investment Excellence (30% Scorecard Weighting)

The performance multiplier for this area is formulaically determined based on the percentage of AUM performing above benchmarks on a three-year basis.

●

Investment performance continues to be solid. On an AUM-weighted basis over the three-year investment period ending December 31, 2020, 65% of our total AUM outperformed the respective benchmarks, resulting in a performance multiplier range of 1.5 to 2.0.

Financial Results (40% Scorecard Weighting)

The performance multiplier for this component is determined as follows: 50% on a formulaic basis according to JHG’s relative financial performance versus the JHG Peer Group, and 50% based on the Compensation Committee’s subjective assessment of the Company’s financial results.

●Financial — formulaic (20% scorecard weighting, 50% weighting for financial category)

The relative rankings of certain objective financial measures that the Compensation Committee determines to be key indicators of our financial performance are evaluated each year. In 2020, the Compensation Committee compared our one-year relative financial results for revenue growth, growth in net income before taxes and total net flows to the average of the companies in the JHG Peer Group and established a performance multiplier range of 1.0 to 1.5 for the formulaic portion of financial results.

●Financial — subjective (20% scorecard weighting, 50% weighting for financial category)

This multiplier rating for this portion of the financial component is determined based on the Compensation Committee’s subjective assessment of the following three equally weighted measures:

Profit and loss results versus prior year	2020 adjusted operating margin of 38.0% compared to 35.8% in 2019.
2020 adjusted net income before taxes of $751 million was up 16% as compared to the prior year.
Total shareholder return	Total shareholder return for JHG in 2020 was +42%, compared to +15% for the JHG Peer Group and +18% for the S&P 500.
Balance sheet quality	We maintain a strong balance sheet and continue to return significant cash to shareholders.
● In 2020, we paid $263 million in dividends and repurchased $131 million of our common stock. ● We repurchased 6.6 million shares in 2020, reducing shares outstanding by 4%.

In addition to the above factors, the Committee considered the positive impact of market lift on the Company’s financials coupled with disappointing net flows in 2020 and therefore determined a performance multiplier range of 0.0 to 0.5 on the subjective element of the financial results. Based on the average of the formulaic and the subjective analyses, the Compensation Committee assigned the CEO a performance multiplier range of 0.5 to 1.0 for the financial results component.

Strategic Results (30% Scorecard Weighting)

When determining the performance multiplier for strategic results in 2020, the Compensation Committee considered the CEO’s performance across a broad range of strategic objectives, including:

● Remained dedicated to delivering our strategy of simple excellence for our clients and shareholders while facing unprecedented business challenges and successfully navigated Brexit.

● Created distribution momentum, evidenced by intermediary market share gains in key regions, organic growth across our focus product set, and strengthened senior leadership.

● Targeted new growth initiatives; extending some of our products into new regions and vehicles, and launching new products, including a number of ETFs.

● Reduced complexity through strategic exits from overlapping, non-core businesses.

● Focused on cost control and operating efficiency while making investments in our business and infrastructure to support a growing business.

● Invested in new technology to improve our infrastructure and enhance portfolio management, trading operations and compliance functions.

● Filled key roles, including Head of US Fixed Income, Director of Research and Head of ESG Investments.

● Engaged senior leaders to emphasize and own risk culture, delivered Company-wide control enhancements, and positioned regulatory relations on a positive footing.

The Compensation Committee assigned a performance multiplier range of 0.5 to 1.0 for the CEO based on the analysis of strategic results.

LTI Awards Granted in Consideration of 2020 Performance

In February 2021, the following LTI awards will be granted to the CEO and other NEOs in consideration of 2020 performance:

		Basis of		Number	Face value
	Type of	award	Share	of units	of award
Executive Officer	award	(% of salary)	price ($) (3)(4)	granted	($’000)
Richard Weil, CEO	PSU (1)	269%	29.64	65,789	1,950,000
	Funds(2)	269%	—	—	1,950,000
Other NEOs(4)	RSUs(2)	167%	29.64	104,858	3,107,997
	Funds (2)	268%	—	—	4,984,997

(1)	PSUs equal to 25% of total variable pay, vesting after a three-year period, subject to a TSR-based multiplier (which can be between 0% and 200%). Only the CEO receives an element of his variable pay in this form. Vesting determined by performance over three years.
(2)	Executives receive half of their LTI in JHG restricted fund units and half in JHG restricted shares, with the choice of receiving 100% in JHG restricted shares (subject to a $1 million limit).
(3)	Represents the fair market value (“FMV”) of $29.64 (calculated as the average high of $30.35 and low of $28.92 on February 17, 2021). The actual FMV will be determined on the grant date of February 26, 2021, as required by ASC Topic 718.
(4)	The Other NEOs are Roger Thompson (Chief Financial Officer), Enrique Chang (Global Chief Investment Officer), Suzanne Cain (Global Head of Distribution) and Bruce Koepfgen (Head of North America).

LTI Awards Vested in 2020

The table below shows the details of awards that vested during 2020 or had performance criteria measured during 2020:

		No. of
		shares	Value
		acquired	realized
		on	on
Name	Award type	vesting (#)	vesting ($)
Richard Weil	Restricted shares	20,114	603,436
	PSU 2017(1)	33,594	1,003,117
	Funds(2)		1,123,876
Other NEOs	LTIP 2016 (tranche 2)(3)	6,251	139,734	(4)
	SAYE 2017	978	26,171
	Restricted shares	145,581	3,371,662
	Funds(2)	—	4,161,719
(1)	Mr. Weil’s PSU granted for 2017 performance and measured as of December 31, 2020, reflects 58% vesting based on a TSR percentile rank of 26%. The value realized on was significantly lower as compared to the grant date value of $1.998 million.
(2)	These amounts represent deferred awards invested into JHG funds/products.
(3)	The LTIP 2016 tranche 2 post-Merger awards vesting at 58.9% were based on measurement criteria as of December 31, 2019.
(4)	This amount represents the value of LTIP awards exercised in 2020 but vested prior to 2020. The vested value cannot be determined until the award is exercised.

Service Agreements and Settlement Arrangements With Executive Officers

We entered into a service agreement with Mr. Weil effective August 1, 2018, at the time of his appointment as our sole CEO, and which superseded the change in control agreement to which Mr. Weil was previously subject. We also remain party to a service agreement with Mr. Thompson that was entered into prior to the Merger. These agreements include provisions for certain payments in lieu of 12 months’ notice upon termination and other benefits. The foregoing is a summary only and does not propose to be a complete description of the terms and provisions of these service agreements. This description is subject to and qualified in its entirety by reference to the full text of the previously filed service agreements of Mr. Weil and Mr. Thompson.

Non-Executive Director Compensation

The following chart shows the compensation that each non-executive director was paid for his or her services in calendar year 2020:

	Fees
	earned or	Stock	All other
	paid in	awards	compensation
Name	cash ($) (1)	($) (2)	($) (6)	Total ($)
Richard Gillingwater	240,000	160,000	—	400,000
Glenn S. Schafer	225,000	160,000	26,299	411,299
Kalpana Desai (5)	130,000	260,000	—	390,000
Jeffrey J. Diermeier	155,000	130,000	14,511	299,511
Kevin Dolan	130,000	130,000	—	260,000
Eugene Flood Jr. (4)	155,000	130,000	1,750	286,750
Lawrence E. Kochard	135,000	130,000	61,907	326,907
Angela Seymour-Jackson(3)	224,085	130,000	—	354,085
Tatsusaburo Yamamoto	—	—	—	—

(1)	Amounts represent the annual cash fees for serving as members of the JHG Board of Directors, including non-executive Chairman and committee membership fees. Mr. Lawrence Kochard deferred all his cash fees in 2020 under the Director Deferred Compensation Plan.
(2)	Amounts represent the value of the annual 2020/2021 stock award. JHG shares were awarded (after applicable taxes were deducted) using the closing price of JHG shares on the NYSE on May 1, 2020, of $17.54. Mr. Glenn Schafer elected to receive the value of the stock award in cash.
(3)	This director also earns additional annual board fees of $24,000 for serving on the JH Group Holdings Asset Management Ltd board and $78,000 for service on the Henderson Global Investors Ltd board.
(4)	Mr. Eugene Flood earns an additional observation fee of $10,000 on the JH Group Holdings Asset Management Ltd board.
(5)	Consists of $130,000 for the annual stock award in respect of service in calendar year 2020 and $130,000 for the annual stock award in respect of service in calendar year 2019 that was not delivered until February 4, 2020, and accordingly was not reported in the Non-Executive Director Compensation Table in the 2019 Form 10-K.

(6)	“All Other Compensation” includes the following in the table below:

		Dividends on
		unvested restricted
Name	Other ($) (1)	stock units ($) (2)	Total ($)
Richard Gillingwater	—	—	—
Glenn S. Schafer	2,260	24,039	26,299
Kalpana Desai	—	—	—
Jeffrey J. Diermeier	1,750	12,761	14,511
Kevin Dolan	—	—	—
Eugene Flood Jr.	1,750	—	1,750
Lawrence E. Kochard	1,750	60,157	61,907
Angela Seymour-Jackson	—	—	—
Tatsusaburo Yamamoto	—	—	—

(1)	The amount includes company-funded UK tax preparation fees for U.S. Board members plus the membership fees for identity theft protection services paid by JHG on behalf of the director. JHG also reimburses travel expenses for Board meetings which are not included in the above table.

(2)	This amount represents the value of dividend equivalents awarded in the form of RSUs in 2020 on all grants deferred under the Director Deferred Fee Plan. The RSUs held by each independent director as of December 31, 2020, are as follows: Mr. Diermeier holds 9,177 RSUs; Mr. Kochard holds 43,354 RSUs; and Mr. Schafer holds 17,311 RSUs.

Interests in JHG Shares

The following table shows the interests in JHG shares, both unvested shares held pursuant to JHG share plans and beneficially owned, by executive directors and other named executives. The table also shows the movement in these holdings during 2020:

								Vested in
			Interest at			Vested	Vested	previous			Interest at
			December 31,			2020 not	2020 and	years and			December 31,
	Plan	Type	2019	Awarded		exercised	exercised	exercised	Vested		2020(1)
Richard Weil	RSA	Shares	24,685	—		—		—	20,114		4,571
	PSU	Shares	165,284	96,933		—		—	23,831	(2)	214,390
	ESOP	Shares	520	34	(3)	—		—	—		554
Total outstanding interests in JHG share schemes											219,515
Total shares held outright outside JHG share schemes											934,639
Total interests in JHG											1,154,154

Roger Thompson	SAYE	Options	978	—		—	978	—	—		—
	BAYE	Shares	2,055	663	(4)	—	—	—	—		2,718
	RSA/RSU/ESOP	Shares	16,712	22,944		—	—	—	8,098		31,558
	LTIP	Options	9,791	—		—	6,251	3,540	—		—
	RSP	Shares	35,242	35,242		—	—	—	18,791		16,451
Total outstanding interests in JHG share schemes											50,727
Total shares held outright outside JHG share schemes											56,578
Total interests in JHG											107,305

Enrique Chang	RSA/RSU	Shares	80,605	47,939		—	—	—	48,135		80,409
	ESOP	Shares	96	6	(3)	—	—	—	—		102
Total outstanding interests in JHG share schemes											80,511
Total shares held outright outside JHG share schemes											304,114
Total interests in JHG											384,625

Suzanne Cain	RSA/RSU	Shares	65,828	40,030		—	—	—	9,874		95,984
	ESOP	Shares	—	—		—	—	—	—		—
Total outstanding interests in JHG share schemes											95,984
Total shares held outright outside JHG share schemes											—
Total interests in JHG											95,984

Bruce Koepfgen	RSA/RSU	Shares	132,214	38,543		—	—	—	60,683		110,074
	ESOP	Shares	268	17	(3)	—	—	—			285
Total outstanding interests in JHG share schemes											110,359
Total shares held outright outside JHG share schemes											188,015
Total interests in JHG											298,374
(1)	For Mr. Weil, the total amount reflects the number of units measured (58%) on December 31, 2020, based on TSR performance for his PSU award granted in 2017. The shares from the 2017 PSU vested on February 4, 2021 and are not reflected in this table.
(2)	The vested PSU amount represents the shares vesting from the 2016 PSU, which was measured on December 31, 2019, and vested on February 4, 2020 after the calculation was approved by the Compensation Committee.
(3)	The ESOP (401(k) and Employee Stock Ownership Plan) shares represent dividend reinvestments from prior employer contributions made to the plan.
(4)	The BAYE shares represent purchases made from employee contributions plus 1:1 matching shares (up to £1,800 per year).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of JHG is comprised of Lawrence Kochard, Richard Gillingwater, Glenn Schafer and Angela Seymour-Jackson. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal year 2020, and no member of the Compensation Committee was formerly an officer of the Company or any of its subsidiaries or was a party to any disclosable related person transaction involving the Company for the same period. During fiscal year 2020, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity that has or had executive officers serving as a member of the Board of Directors or Compensation Committee of the Company.

Information responding to Item 407(e)(5) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the Exchange Act.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding beneficial ownership of our outstanding common stock as of February 19, 2021, or as otherwise noted, by (i) beneficial owners of more than 5% of our outstanding common stock who have publicly disclosed their ownership; (ii) each named executive officer (defined below) and each member of our Board of Directors; and (iii) all of our executive officers and directors as a group. We have no knowledge of any arrangement that would at a subsequent date result in a change in control of JHG.

	Shares of Common Stock
	Beneficially Owned (1)
Name	Number	Percentage
Trian Fund Management, L.P.(2)	16,366,612	9.50
Silchester International Investors LLP(3)	14,665,651	8.51
The Vanguard Group Inc.(4)	13,266,640	7.70
BlackRock, Inc.(5)	12,445,462	7.22
Richard Gillingwater, Chairman of the Board of Directors	16,751	*
Glenn S. Schafer, Deputy Chairman of the Board of Directors(6)	35,628	*
Richard Weil, CEO and Director	959,401	*
Alison Davis, Director	--	*
Kalpana Desai, Director	16,535	*
Jeffrey Diermeier, Director(6)	92,543	*
Kevin Dolan, Director	11,183	*
Eugene Flood Jr., Director	400	*
Lawrence Kochard, Director(6)	60,041	*
Angela Seymour-Jackson, Director	11,091	*
Roger Thompson, Chief Financial Officer	96,069	*
Enrique Chang, Chief Investment Officer	347,977	*
Suzanne Cain, Global Head of Distribution	41,515	*
Bruce Koepfgen, Head of North America	269,419	*
All directors and executive officers as a Group (14 persons)	1,958,553	1.14

*	Less than 1% of the outstanding shares.

Unless otherwise stated below, the principal address of each person is c/o Janus Henderson Group plc, 201 Bishopsgate, London EC2M 3AE.

(1)	Ownership, both direct and indirect, is based on the number of shares outstanding as of February 19, 2021. Unvested PSU and RSU shares are excluded from this table; however, unvested RSU shares that will vest within 60 days of February 19, 2021, and any shares that may be acquired upon the exercise of options within 60 days of February 19, 2021 are included.

(2)	Information regarding beneficial ownership of the shares by Trian Fund Management, L.P. (“Trian”) is based on a Schedule 13F filed with the SEC on February 12, 2021, relating to such shares beneficially owned as of December 31, 2020. Such report provides that Trian is the beneficial owner, has shared dispositive power and shared voting power with respect to all shares. The address of Trian is 280 Park Avenue, 41st Floor, New York, NY 10017.
(3)	Information regarding beneficial ownership of the shares by Silchester International Investors LLP (“Silchester”) is based on a Schedule 13F filed with the SEC on February 3, 2021, relating to such shares beneficially owned as of December 31, 2020. Such report provides that Silchester is the beneficial owner, has sole dispositive power and has sole voting power with respect to all shares. Silchester’s address is 1 Bruton Street London, W1J6TL, United Kingdom.
(4)	Information regarding beneficial ownership of the shares by The Vanguard Group Inc. (“Vanguard”) is based on a Schedule 13G filed with the SEC on February 10, 2020, relating to such shares beneficially owned as of December 31, 2019. Such report provides that Vanguard is the beneficial owner, has sole dispositive power with respect to 15,086,515 shares and shared dispositive power with respect to 89,314 shares. Such report provided that Vanguard has sole voting power with respect to 79,907 shares and shared voting power with respect to 30,013 shares. Vanguard’s address is 100 Vanguard Blvd. Malvern, PA 19355.
(5)	Information regarding beneficial ownership of the shares by BlackRock, Inc. (“BlackRock”) is based on a Schedule 13G filed with the SEC on January 29, 2021, relating to such shares beneficially owned as of December 31, 2020. Such report provides that BlackRock is the beneficial owner of and has sole dispositive power with respect to all shares. Such report provides that BlackRock has sole voting power with respect to 12,143,900 shares and shared voting power with respect to zero shares. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.
(6)	Includes RSUs held by certain directors. Such restricted stock units do not have any voting rights, are entitled to dividend equivalents and will be paid in shares of JHG common stock upon voluntary termination of service as a director, all in accordance with the Director Deferred Fee Plan and JHG’s LTI stock plans. The RSUs represented in the amounts shown are as follows: Mr. Diermeier – 9,177 units; Mr. Kochard – 43,354 units; and Mr. Schafer – 17,311 units.

Equity Compensation Plan Information

The following table presents information, determined as of February 19, 2021, about outstanding awards and shares remaining available for issuance under our equity-based LTI plans:

Number of
securities
remaining
	Number of				available for
	securities				future
	to be				issuance
	issued				under equity
	upon				compensation
	exercise of				plans
	outstanding		Weighted-average		(excluding
	options,		exercise price of		securities
	warrants		outstanding		reflected in
	and rights		options, warrants		column (a))
Plan category	(a)(#)		and rights ($)(b)		(c)(#)
Equity compensation plans approved by shareholders	50,332	(1)	$—	(2)	7,634,813	(3)
Total	50,332		$—		7,634,813

(1)	Includes the legacy Henderson Group plc Long Term Incentive Plan (“LTIP”); however, we do not intend to issue any further awards under this compensation plan
(2)	There is no exercise price associated with the outstanding LTIP.

Includes the Janus Henderson Group plc Deferred Incentive Plan and the 2012 Employment Inducement Plan. As of February 19, 2021, approximately 7,202,316 shares of restricted stock were available for future issuance under the Janus Henderson Group plc Deferred Incentive Plan (includes 193,866 reserved shares representing 200% of Dick Weil's 2020 PSU award). Also, as of February 19, 2021, approximately 432,497 shares were available for future issuance under the EIA Plan.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our related party transaction approval policy provides that related party transactions must be pre-approved by the Audit Committee. Related party transactions include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which JHG was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Related persons may include JHG’s directors, executive officers, significant shareholders, and immediate family members and affiliates of such persons. Our related party transaction approval policy is part of our Code of Business Conduct available on our website at www.janushenderson.com/ir under “About Janus Henderson — Governance Policies and Statements.”

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

Board of Directors Independence Determination

The Board of Directors has established criteria for determining if a director is independent from management. These criteria follow the director independence criteria contained in the NYSE Listing Standards and are identified in our Corporate Governance Guidelines available on our website at www.janushenderson.com/ir under “Corporate Governance — Governance Policies and Statements.” In determining the independence of the directors, the Board reviewed and considered all relationships between each director (and any member of his or her immediate family) and us. Based on that review and our independence criteria, the Board affirmatively determined that all directors are independent (including our former director, Mr. Yamamoto, who resigned on February 4, 2021), except for Mr. Weil, our CEO. In addition, all members of the Audit, Compensation, Nominating and Corporate Governance, and Risk Committees are independent.

Item 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by JHG for PricewaterhouseCoopers

The following table shows the fees paid or accrued by the Company and its consolidated funds for audit and other services provided by PricewaterhouseCoopers for fiscal years ending December 31, 2020 and 2019, respectively:

	2020 ($)	2019 ($)
Audit fees (1)	3,783,313	3,023,000
Audit-related fees (2)	825,130	916,957
Tax fees (3)	9,167	13,867
All other fees (4)	599,935	595,155
Total	5,217,545	4,548,979

(1)	Audit services consisted of the audit of JHG’s consolidated financial statements included in its Annual Report on Form 10-K, reviews of the condensed consolidated financial statements included in its quarterly reports on Form 10-Q, attestation work required by Section 404 of the Sarbanes-Oxley Act of 2002 and other audit services that are normally provided in connection with statutory or regulatory filings.
(2)	Audit-related fees consisted of financial accounting and SEC reporting consultations, issuance of consent letters, audit of JHG’s benefit plans and other audit services not required by statute or regulation.
(3)	Tax compliance fees consisted of tax return filings for certain foreign jurisdictions, assistance with tax audits and miscellaneous state and federal income tax-related issues.
(4)	All other fees in 2019 and 2020 represent other non-audit-related fees.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 24, 2021, appear in Part II, Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

No financial statement schedules are required.

(3) List of Exhibits

Filed with this Report:

(b)        Exhibits

Exhibit No.	Document

10.26	Janus Henderson Group Global Remuneration Policy Statement*

10.27.1	Form of US Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021*

10.27.2	Form of UK Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021*

10.27.3	Form of Performance Share Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021*

10.27.4	Form of US Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021*

10.27.5	Form of UK Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021*

21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (United States)
23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (United Kingdom)
24.1	Power of Attorney (included as a part of the Signature pages to this report)

31.1	Certification of Richard Weil, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant
32.1	Certification of Richard Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Compensatory plan or agreement.

Incorporated by reference:

Incorporated

Exhibit No.	Exhibit Description
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
(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Description of Securities is hereby incorporated by reference to Exhibit 4.3 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 for the year ended December 31, 2017 (File No. 001-38103)

4.2	Specimen of Common Stock Certificate is hereby incorporated by reference from Exhibit 4.1 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)
4.3

Indenture dated as of November 6, 2001 (the “Base Indenture”), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.1 to JCG’s Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)

4.3.2

Officer's Certificate pursuant to the Base Indenture establishing the terms of the 2025 Senior Notes is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated July 28, 2015 (File No. 001-15253)

4.3.3

Fifth Supplemental Indenture to the Base Indenture, dated as of May 30, 2017, among Janus Capital Group Inc., Henderson Group plc and The Bank of New York Mellon Trust Company N.A., is hereby incorporated by reference from Exhibit 4.5 to JHG’s Current Report on Form 8-K, dated May 30, 2017

4.4	Form of Global Notes for the 2025 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)
4.5

Form of Indenture for debt securities between Janus Henderson Group plc and the trustee to be named therein is hereby incorporated by reference from Exhibit 4.2 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)

4.6

Form of Warrant Agreement (including form of Warrant Certificate) is hereby incorporated by reference from Exhibit 4.3 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)*

4.7

Form of Subscription Rights Agreement (including form of Subscription Rights Certificate) is hereby incorporated by reference from Exhibit 4.4 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)

4.8

Form of Purchase Contract Agreement (including form of Purchase Contract Certificate) is hereby incorporated by reference from Exhibit 4.5 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)

4.9

Form of Purchase Unit Agreement (including form of Purchase Unit Certificate) is hereby incorporated by reference from Exhibit 4.6 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)

(10) Material Contracts
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
10.3

Janus Henderson Group plc Third Amended and Restated 2010 Deferred Incentive Stock Plan, effective February 3, 2020, is hereby incorporated by reference from Exhibit 4.2 to JHG’s Registration Statement on Form S-8, filed on February 27, 2020 (File No. 333-236685)*

10.3.1

Form of US Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.1 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.2

Form of UK Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.2 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.3

Form of Performance Share Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.3 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.4

Form of US Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.4 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.5

Form of UK Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.5 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.6

Form of Matching Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.6 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.4

Second Amended and Restated 2010 Long-Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.12 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.4.1

Form of Performance Share Unit Award, effective for awards granted in 2018 to the company’s co-Chief Executive Officers Richard Weil and Andrew Formica, is incorporated by reference from Exhibit 10.20.9 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2018*

10.4.2

Long Term Incentive Award Acceptance Form with Appendix A (Terms of Restricted Stock Unit Award), Appendix B (Additional Terms of Restricted Stock Unit Award) and Appendix C (Forfeiture and Clawback) effective August 11, 2017, is hereby incorporated by reference from Exhibit 10.32 to JHG’s Annual Report on *

10.5

Second Amended and Restated 2005 Long Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.11 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.6

Second Amended and Restated 2012 Employment Inducement Award Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.9 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.7

Third Amended and Restated Employee Stock Purchase Plan, effective April 1, 2019, is hereby incorporated by reference from Exhibit 10.19.9 to JHG’s Form 10-Q, filed on May 2, 2019 (File No. 333-218365)*

10.8

Janus Henderson Group plc Fourth Amended and Restated Mutual Fund Share Investment Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.7 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.9

Janus Henderson Group plc Amended and Restated 2013 Management Incentive Compensation Plan, effective January 1, 2013, is hereby incorporated by reference from Exhibit 10.8 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.10

Janus Henderson Group plc Second Amended and Restated Income Deferral Program, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.9 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.11

Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.10 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.12	Henderson Group plc Long Term Incentive Plan (LTIP), is hereby incorporated by reference from Exhibit 10.7 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.13	Henderson Group Sharesave Scheme, is hereby incorporated by reference from Exhibit 10.8 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.14	The Henderson Executive Shared Ownership Plan (ExSOP), is hereby incorporated by reference from Exhibit 10.9 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
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

10.17	The Henderson Group plc Company Share Option Plan, is hereby incorporated by reference from Exhibit 10.12 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.18

Rules of the Henderson Group plc International Buy As You Earn Plan (International BAYE), is hereby incorporated by reference from Exhibit 10.13 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.19	Henderson Group plc Restricted Share Plan, is hereby incorporated by reference from Exhibit 10.14 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.20

Janus Capital Group Inc. 401(k) and Employee Stock Ownership Plan, as amended and restated, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.8 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)*

10.20.1

Amendment No. 1 to Janus 401(k) Plan, effective January 1, 2014, is hereby incorporated by reference from Exhibit 10.9 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-15253)*

10.20.2

Amendment No. 2 to Janus 401(k) Plan, effective January 1, 2015, is hereby incorporated by reference from Exhibit 10.9.2 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15253)*

10.20.3

Amendment No. 3 to Janus 401(k) Plan, effective January 1, 2016, is hereby incorporated by reference from Exhibit 10.9.3 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15253)*

10.20.4

Amendment No. 4 to Janus 401(k) Plan, effective September 1, 2016, is hereby incorporated by reference from Exhibit 10.9.4 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15253)*

10.20.5

Amendment No. 5 to Janus 401(k) Plan, effective September 1, 2016, is hereby incorporated by reference from Exhibit 10.9.5 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15253)*

10.20.6

Amendment No. 6 to Janus 401(k) Plan, effective August 31, 2016, is hereby incorporated by reference from Exhibit 10.9.6 to JCG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15253)*

10.20.7

Amendment No. 7 to Janus 401(k) Plan, effective July 1, 2017, is hereby incorporated by reference from Exhibit 10.19.7 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.20.8

Amendment No. 8 to Janus 401(k) Plan, effective December 28, 2017, is hereby incorporated by reference from Exhibit 10.19.8 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.21

Service agreement between Janus Henderson Group and Richard Weil, effective from August 1, 2018, is hereby incorporated by reference from Exhibit 10.33 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-38103)*

10.22

Summary of Janus Henderson Group plc Non-Executive Director Compensation Program effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.24 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.23

Amended and Restated Investment and Strategic Cooperation Agreement, dated October 3, 2016, by and among Henderson Group plc, Janus Capital Group Inc. and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)

10.24

Termination and Amendment Agreement, dated as of February 4, 2021, by and between Janus Henderson Group plc and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Current Report on Form 8 K, dated February 4, 2021 (File No. 333-38103)

10.25

Service Agreement between Henderson Group plc and Roger Thompson, effective from June 26, 2013, is hereby incorporated by reference from Exhibit 10.5 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)*

* Management contract or compensatory plan or agreement.

ITEM 16.              FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ RICHARD WEIL
Richard Weil
Chief Executive Officer

February 24, 2021

Power of Attorney

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Richard Weil and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2020, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2021.

Signature/Name	Title

/s/ RICHARD GILLINGWATER	Chairman of the Board
Richard Gillingwater

/s/ GLENN SCHAFER	Deputy Chairman of the Board
Glenn Schafer

/s/ RICHARD WEIL	Director and Chief Executive Officer
Richard Weil	(Principal Executive Officer)

/s/ ROGER THOMPSON	Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BRENNAN HUGHES	Chief Accounting Officer and Treasurer
Brennan Hughes	(Principal Accounting Officer)

Signature/Name	Title
/s/ ALISON DAVIS	Director
Alison Davis

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ JEFFREY DIERMEIER	Director
Jeffrey Diermeier

/s/ KEVIN DOLAN	Director
Kevin Dolan

/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

/s/ LAWRENCE KOCHARD	Director
Lawrence Kochard

/s/ ANGELA SEYMOUR-JACKSON	Director
Angela Seymour-Jackson