Form 10-Q
period 2021-03-31
JANUS HENDERSON GROUP PLC
filed 2021-04-29
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, there were 172,349,989 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$826.1	$1,099.7
Investment securities	255.5	268.1
Fees and other receivables	366.5	373.6
OEIC and unit trust receivables	237.0	114.7
Assets of consolidated VIEs:
Cash and cash equivalents	10.5	8.4
Investment securities	187.4	214.6
Other current assets	4.1	3.5
Other current assets	111.8	111.1
Total current assets	1,998.9	2,193.7
Non-current assets:
Property, equipment and software, net	74.0	77.9
Intangible assets, net	2,681.9	2,686.3
Goodwill	1,389.8	1,383.9
Retirement benefit asset, net	193.2	191.3
Other non-current assets	156.9	157.7
Total assets	$6,494.7	$6,690.8

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$261.7	$232.1
Current portion of accrued compensation, benefits and staff costs	223.5	371.0
OEIC and unit trust payables	243.5	121.5
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	5.5	3.2
Total current liabilities	734.2	727.8

Non-current liabilities:
Accrued compensation, benefits and staff costs	22.2	53.7
Long-term debt	312.6	313.3
Deferred tax liabilities, net	627.2	627.4
Retirement benefit obligations, net	4.8	4.7
Other non-current liabilities	139.2	144.3
Total liabilities	1,840.2	1,871.2

Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	99.3	85.8

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 172,349,989 and 180,403,176 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	258.5	270.6
Additional paid-in-capital	3,769.0	3,815.0
Treasury shares, 2,483,056 and 2,548,063 shares held at March 31, 2021, and December 31, 2020, respectively	(104.4)	(107.3)
Accumulated other comprehensive loss, net of tax	(321.4)	(324.0)
Retained earnings	937.7	1,062.1
Total shareholders’ equity	4,539.4	4,716.4
Nonredeemable noncontrolling interests	15.8	17.4
Total equity	4,555.2	4,733.8
Total liabilities, redeemable noncontrolling interests and equity	$6,494.7	$6,690.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2021	2020
Revenue:
Management fees	$514.9	$439.6
Performance fees	17.0	14.6
Shareowner servicing fees	60.8	50.3
Other revenue	51.3	50.4
Total revenue	644.0	554.9
Operating expenses:
Employee compensation and benefits	174.6	155.6
Long-term incentive plans	53.5	33.6
Distribution expenses	127.4	112.2
Investment administration	12.6	11.7
Marketing	6.2	6.7
General, administrative and occupancy	63.0	65.2
Impairment of goodwill and intangible assets	3.6	487.3
Depreciation and amortization	10.6	15.0
Total operating expenses	451.5	887.3
Operating income (loss)	192.5	(332.4)
Interest expense	(3.2)	(3.3)
Investment gains (losses), net	1.6	(50.5)
Other non-operating income (expenses), net	(0.1)	32.2
Income (loss) before taxes	190.8	(354.0)
Income tax benefit (provision)	(43.1)	68.8
Net income (loss)	147.7	(285.2)
Net loss attributable to noncontrolling interests	7.8	38.2
Net income (loss) attributable to JHG	$155.5	$(247.0)

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.88	$(1.35)
Diluted	$0.88	$(1.35)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$3.3	$(149.1)
Actuarial gains	0.1	0.1
Other comprehensive income (loss), net of tax	3.4	(149.0)
Other comprehensive (income) loss attributable to noncontrolling interests	(0.8)	5.1
Other comprehensive income (loss) attributable to JHG	$2.6	$(143.9)
Total comprehensive income (loss)	$151.1	$(434.2)
Total comprehensive loss attributable to noncontrolling interests	7.0	43.3
Total comprehensive income (loss) attributable to JHG	$158.1	$(390.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2021	2020
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income (loss)	$147.7	$(285.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.6	15.0
Impairment of goodwill and intangible assets	3.6	487.3
Deferred income taxes	0.4	(110.8)
Stock-based compensation plan expense	17.6	16.6
Gain on sale of Geneva	—	(17.4)
Investment (gains) losses, net	(1.6)	50.5
Contingent consideration fair value adjustment	—	(7.1)
Other, net	(2.4)	(13.3)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(0.3)	8.3
Other assets	4.1	57.4
Other accruals and liabilities	(153.9)	(163.4)
Net operating activities	25.8	37.9
Investing activities:
Sales (purchases) of:
Investment securities, net	51.4	98.3
Property, equipment and software	(1.6)	(8.2)
Investment securities by consolidated seeded investment products, net	(28.1)	(105.3)
Cash received (paid) on settled seed capital hedges, net	(1.8)	17.9
Dividends received from equity-method investments	1.1	0.5
Receipt of contingent consideration payments from sale of Volantis	0.8	—
Receipt of contingent consideration payments from sale of Geneva	1.6	—
Proceeds from sale of Geneva	—	38.6
Net investing activities	23.4	41.8
Financing activities:
Proceeds from stock-based compensation plans	0.8	—
Purchase of common stock for stock-based compensation plans	(61.5)	(39.8)
Purchase of common stock from Dai-ichi Life and share buyback program	(230.2)	(31.2)
Dividends paid to shareholders	(61.7)	(66.2)
Payment of contingent consideration	—	(13.8)
Distributions to noncontrolling interests	(0.1)	(0.1)
Third-party sales in consolidated seeded investment products, net	30.2	105.3
Principal payments under capital lease obligations	—	(0.2)
Net financing activities	(322.5)	(46.0)
Cash and cash equivalents:
Effect of foreign exchange rate changes	1.8	(28.0)
Net change	(271.5)	5.7
At beginning of period	1,108.1	796.5
At end of period	$836.6	$802.2
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$9.1	$4.9
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$826.1	$732.5
Cash and cash equivalents held in consolidated VIEs	10.5	69.7
Total cash and cash equivalents	$836.6	$802.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2021	180.4	$270.6	$3,815.0	$(107.3)	$(324.0)	$1,062.1	$17.4	$4,733.8
Net income	—	—	—	—	—	155.5	(1.5)	154.0
Other comprehensive income	—	—	—	—	2.6	—	—	2.6
Dividends paid to shareholders ($0.36 per share)	—	—	—	—	—	(61.7)	—	(61.7)
Purchase of common stock from Dai-ichi Life and share buyback program	(8.1)	(12.1)	—	—	—	(218.1)	—	(230.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.1)	—	(0.1)
Purchase of common stock for stock-based compensation plans	—	—	(61.2)	(0.3)	—	—	—	(61.5)
Vesting of stock-based compensation plans	—	—	(3.2)	3.2	—	—	—	—
Stock-based compensation plan expense	—	—	17.6	—	—	—	—	17.6
Proceeds from stock-based compensation plans	—	—	0.8	—	—	—	—	0.8
Balance at March 31, 2021	172.3	$258.5	$3,769.0	$(104.4)	$(321.4)	$937.7	$15.8	$4,555.2

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2020	187.0	$280.5	$3,828.5	$(139.5)	$(367.1)	$1,284.1	$19.7	$4,906.2
Net loss	—	—	—	—	—	(247.0)	(1.2)	(248.2)
Other comprehensive loss	—	—	—	—	(143.9)	—	—	(143.9)
Dividends paid to shareholders ($0.36 per share)	—	—	—	—	—	(66.2)	—	(66.2)
Share buyback program	(2.1)	(3.1)	—	—	—	(28.1)	—	(31.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of common stock for stock-based compensation plans	—	—	(37.0)	(2.8)	—	—	—	(39.8)
Vesting of stock-based compensation plans	—	—	(4.4)	4.4	—	—	—	—
Stock-based compensation plan expense	—	—	16.6	—	—	—	—	16.6
Balance at March 31, 2020	184.9	$277.4	$3,803.7	$(137.9)	$(511.0)	$942.8	$18.4	$4,393.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Company,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP are not required for interim reporting purposes and have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2020. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Recent Accounting Pronouncements Adopted

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s initiative to reduce complexity in accounting standards. The ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. We adopted the ASU, which was effective as of January 1, 2021. The adoption of this ASU did not have a material impact on our results of operations or financial position.

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of March 31, 2021, and December 31, 2020, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. The assets of these VIEs are not available to us or our creditors. We may not, under any circumstances, access cash, cash equivalents or other assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	March 31,	December 31,
	2021	2020
Unconsolidated VIEs	$4.6	$9.6

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

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	March 31,	December 31,
	2021	2020
Investment securities	$31.4	$29.3
Cash and cash equivalents	2.1	2.8
Other current assets	0.4	0.4
Accounts payable and accrued liabilities	(0.2)	(0.1)
Total	$33.7	$32.4

Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	March 31,	December 31,
	2021	2020
Unconsolidated VREs	$56.3	$63.6

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 3 — Investment Securities

Our investment securities as of March 31, 2021, and December 31, 2020, are summarized as follows (in millions):

	March 31,	December 31,
	2021	2020
Seeded investment products:
Consolidated VIEs	$187.4	$214.6
Consolidated VREs	31.4	29.3
Unconsolidated VIEs and VREs	60.9	73.2
Separate accounts	61.0	63.5
Pooled investment funds	0.1	0.1
Total seeded investment products	340.8	380.7
Investments related to deferred compensation plans	96.6	96.5
Other investments	5.5	5.5
Total investment securities	$442.9	$482.7

Trading Securities

Net unrealized gains (losses) on investment securities held as of the three months ended March 31, 2021 and 2020, are summarized as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Unrealized gains (losses) on investment securities held at period end	$1.6	$(39.5)

Investment Gains (Losses), Net

Investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income (Loss) included the following for the three months ended March 31, 2021 and 2020 (in millions):

	Three months ended
	March 31,
	2021	2020
Seeded investment products and hedges, net	$5.6	$(5.1)
Third-party ownership interests in seeded investment products	(8.0)	(38.4)
Long Tail Alpha equity method investment	2.1	1.3
Deferred equity plan	1.9	(7.3)
Other	—	(1.0)
Investment gains (losses), net	$1.6	$(50.5)

Cash Flows

Cash flows related to investment securities for the three months ended March 31, 2021 and 2020, are summarized as follows (in millions):

	Three months ended March 31,
	2021		2020
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(30.2)	$2.1	$2.9	$(108.2)
Investment securities	(0.5)	51.9	(15.1)	113.4

Note 4 — Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market volatility of certain seeded investments by using index and commodity futures (“futures”), index swaps, total return swaps (“TRSs”) and credit default swaps. Foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts and swaps.

We were party to the following derivative instruments as of March 31, 2021, and December 31, 2020 (in millions):

	Notional value
	March 31, 2021	December 31, 2020
Futures	$125.3	$164.5
Credit default swaps	157.4	166.2
Total return swaps	32.8	35.6
Foreign currency forward contracts and swaps	120.9	205.0

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of March 31, 2021, and December 31, 2020, are summarized as follows (in millions):

	Fair value
	March 31, 2021	December 31, 2020
Derivative assets	$19.2	$9.1
Derivative liabilities	17.3	10.8

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also engage in short sales of securities to hedge seed investments. As of March 31, 2021 and December 31, 2020, the fair value of securities sold but not yet purchased were $5.8 million and $7.9 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Our consolidated seeded investment products were party to the following derivative instruments as of March 31, 2021, and December 31, 2020 (in millions):

	Notional value
	March 31, 2021	December 31, 2020
Futures	$57.7	$57.0
Credit default swaps	5.1	1.5
Interest rate swaps	11.3	75.0
Options	0.1	0.5
Foreign currency forward contracts and swaps	43.0	56.1

Derivative Instruments — Used in Foreign Currency Hedging Program

In January 2021, we implemented a balance sheet foreign currency hedging program (the “Program”) to take reasonable measures to minimize the effects of foreign currency remeasurement of monetary balance sheet accounts. The Program is not designed to eliminate all impacts of foreign currency risk; rather it is designed to reduce income statement volatility. The Program utilizes foreign currency forward contracts and swaps to achieve its objectives and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps was $185.9 million at March 31, 2021. The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of March 31, 2021, are summarized as follows (in millions):

Fair value
March 31, 2021
Derivative assets	$0.3
Derivative liabilities	0.7

Changes in fair value of the derivatives are recognized in other non-operating income (expenses), net on our Condensed Consolidated Statements of Comprehensive Income (Loss), and we recognized a gain of $0.6 million during the three months ended March 31, 2021. Foreign currency remeasurement is also recognized in other non-operating income (expenses), net on our Condensed Consolidated Statement of Comprehensive Income (Loss).

Note 5 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2021 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$423.0	$—	$—	$423.0
Investment securities:
Consolidated VIEs	133.9	44.3	9.2	187.4
Other investment securities	221.4	34.1	—	255.5
Total investment securities	355.3	78.4	9.2	442.9
Seed hedge derivatives	—	19.2	—	19.2
Derivatives in consolidated seeded investment products	—	0.5	—	0.5
Derivatives used in foreign currency hedging program	—	0.3	—	0.3
Volantis contingent consideration	—	—	2.2	2.2
Geneva contingent consideration	—	—	15.8	15.8
Total assets	$778.3	$98.4	$27.2	$903.6
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.5	$—	$0.5
Derivatives used in foreign currency hedging program	—	0.7	—	0.7
Securities sold, not yet purchased	5.8	—	—	5.8
Seed hedge derivatives	—	17.3	—	17.3
Long-term debt(1)	—	339.6	—	339.6
Deferred bonuses	—	—	73.6	73.6
Total liabilities	$5.8	$358.1	$73.6	$437.5

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the net asset value (“NAV”), which is considered a quoted price in an active market.

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

Level 3 Fair Value Measurements

Investment Securities

As of March 31, 2021, and December 31, 2020, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification. In addition, we have an investment in a private equity vehicle where the significant valuation inputs are unobservable.

Geneva Contingent Consideration

On December 3, 2019, Henderson Global Investors (North America), Inc. (“HGINA”), a subsidiary of the Company, entered into an agreement to sell its 100% ownership interest in Geneva Capital Management LLC (“Geneva”) to GCM Purchaser, LLC. The sale closed on March 17, 2020. Consideration included aggregate cash consideration of $38.4 million and contingent consideration (the “Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. During the three months ended March 31, 2021, we received a $1.6 million contingent consideration payment.

Volantis Contingent Consideration

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis (excluding one particular fund) for a period of three years following the sale. In addition, consideration for the sale included 50% of the first £12 million of performance fees generated by the excluded fund referenced above. As of March 31, 2021, the fund has not reached the £12 million performance fee threshold. As a result, this fee sharing arrangement will remain in effect until the performance threshold is reached.

As of March 31, 2021, and December 31, 2020, the fair value of the Volantis contingent consideration was $2.2 million and $2.8 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three months ended March 31, 2021 and 2020, were as follows (in millions):

	Three months ended March 31,
	2021	2020
Beginning of period fair value	$31.4	$12.8
Geneva contingent consideration from sale	—	20.5
Settlements	(2.2)	—
Fair value adjustments	(3.9)	(2.2)
Purchases of securities	2.3	—
Sales of securities	(0.4)	—
Foreign currency translation	—	(0.3)
End of period fair value	$27.2	$30.8

Changes in fair value of our individual Level 3 liabilities for the three months ended March 31, 2021 and 2020, were as follows (in millions):

	Three months ended March 31,
	2021	2020
	Deferred	Contingent	Deferred
	bonuses	consideration	bonuses
Beginning of period fair value	$65.2	$21.2	$76.6
Fair value adjustments	2.3	(7.1)	(4.9)
Vesting of deferred bonuses	(2.5)	—	(2.3)
Amortization of deferred bonuses	8.0	—	9.8
Unrealized gains (losses)	—	0.3	—
Distributions	—	(13.8)	—
Foreign currency translation	0.6	(0.6)	(4.9)
End of period fair value	$73.6	$—	$74.3

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

The significant inputs used in the first quarter 2020 DCF analysis to calculate the fair value of goodwill and the intangible assets include the discount rate, terminal growth rate and assets under management (“AUM”) projections.

A discount rate of 11.1% was used to determine the fair value of goodwill and intangible assets. The discount rate was calculated using a market participant approach with data from certain peer asset management companies. The discount rate also contemplated the risk-free rate and other premiums, such as the risk premium and company size premium.

The terminal growth rates used to determine the fair value of goodwill and intangible assets were based on the fundamentals of the business as well as varying external factors such as market positioning and industry growth expectations. The terminal growth rates varied by entity but all of the rates were within a range of 1% to 5%.

Due to the market volatility and unknown future economic impacts of the novel coronavirus (“COVID-19”), we used three different market scenarios for the remainder of 2020. Each market scenario was probability-weighted with 50% allocated to the upside and 25% allocated to the base case and downside scenarios. Market assumptions beyond 2020 reverted to our historical market norms of 6% for equity, 3% for fixed income and 4.5% for multi-asset products.

Note 6 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the three months ended March 31, 2021 and 2020 (in millions):

	December 31,				Foreign currency	March 31,
	2020	Amortization	Disposal	Impairment	translation	2021
Indefinite-lived intangible assets:
Investment management agreements	$2,242.9	$—	$—	$—	$1.4	$2,244.3
Trademarks	373.2	—	—	(3.6)	—	369.6
Definite-lived intangible assets:
Client relationships	170.9	—	—	—	(0.1)	170.8
Accumulated amortization	(100.7)	(1.9)	—	—	(0.2)	(102.8)
Net intangible assets	$2,686.3	$(1.9)	$—	$(3.6)	$1.1	$2,681.9
Goodwill	$1,383.9	$—	$—	$—	$5.9	$1,389.8

	December 31,				Foreign currency	March 31,
	2019	Amortization	Disposal	Impairment	translation	2020
Indefinite-lived intangible assets:
Investment management agreements	$2,490.3	$—	$—	$(263.5)	$(45.2)	$2,181.6
Trademarks	380.8	—	—	(7.7)	(0.5)	372.6
Definite-lived intangible assets:
Client relationships	364.7	—	(79.3)	(92.6)	(6.8)	186.0
Accumulated amortization	(147.2)	(6.4)	61.4	—	3.7	(88.5)
Net intangible assets	$3,088.6	$(6.4)	$(17.9)	$(363.8)	$(48.8)	$2,651.7
Goodwill	$1,504.3	$—	$(23.5)	$(123.5)	$(50.2)	$1,307.1

Perkins Trademark

During the first quarter of 2021, as part of our ongoing strategic initiatives and looking globally at delivering excellent service to our clients and positioning our business for success, we completed a review of Perkins Investment Management (“Perkins”). To right-size our product portfolio and better align with the changing needs of clients, certain strategies will be closed and the funds liquidated during the second quarter of 2021. The majority of the Perkins value equity strategies are unaffected by this reorganization and they will continue under the Janus Henderson brand. The Perkins brand will be discontinued and future marketing efforts for value equity strategies will be incorporated under the Janus Henderson brand. As of March 31, 2021, we impaired the entire intangible asset associated with the Perkins trademark. The impairment charge of $3.6 million is included in the table above and recorded in goodwill and intangible asset impairment charges on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Sale of Geneva

On December 3, 2019, HGINA, a subsidiary of JHG, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020. The transaction included $17.9 million of net intangible assets and goodwill of $23.5 million, as disclosed in the disposal column above.

Goodwill and Intangible Asset Impairments

In March 2020, the World Health Organization declared COVID-19 a pandemic and global financial markets declined. This drove a sudden and severe decline in our AUM, which was a triggering event for performing an interim impairment assessment of our goodwill and intangible assets. Our interim impairment assessment revealed the carrying value of certain investment management agreements, trademarks, client relationships and goodwill exceeded their estimated fair value, and we recognized impairments of $263.5 million, $7.7 million, $92.6 million and $123.5 million, respectively, during the three months ended March 31, 2020. The results of the March 2020 interim assessment are included in the table above. The impairment charges were recorded in goodwill and intangible asset impairment charges on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2021 (remainder of year)	$5.8
2022	7.8
2023	7.5
2024	6.0
2025	6.0
Thereafter	34.9
Total	$68.0

Note 7 — Debt

Our debt as of March 31, 2021, and December 31, 2020, consisted of the following (in millions):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$312.6	$339.6	$313.3	$348.4

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at March 31, 2021, of $12.6 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Capital Group Inc. (“JCG”) in relation to the 2025 Senior Notes.

Credit Facility

At March 31, 2021, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the London Interbank Offered Rate (“LIBOR”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euro (“EUR”); or in relation to any loan in Australian dollar (“AUD”), the benchmark rate for that currency. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2021, we were in compliance with all covenants contained in, and there were no outstanding borrowings under the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 8 — Income Taxes

Our effective tax rates for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended
	March 31,
	2021	2020
Effective tax rate	22.6%	19.4%

The effective tax rate for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was impacted by the tax windfall related to equity compensation plans which resulted in a decrease in the effective tax rate for the first quarter of 2021. In addition, there were significant impairments of intangible assets and goodwill in the first quarter of 2020, which contributed to a pre-tax book loss in the first quarter of 2020. The majority of the impairment charges were related to temporary differences which adjusted deferred income taxes and did not have a direct impact on the effective tax rate.

As of March 31, 2021, and December 31, 2020, we had $15.9 million and $15.8 million, respectively, of unrecognized tax benefits held for uncertain tax positions. We estimate that the existing liability for uncertain tax positions could decrease by up to $1.6 million within the next 12 months, without giving effect to changes in foreign currency translation.

Legislation was introduced in the Finance Bill 2021 to increase the United Kingdom (“UK”) income tax rate from 19% to 25% beginning in April 2023. The UK income tax rate change will be considered enacted for US GAAP purposes after the Finance Bill 2021 is given Royal Assent, which is likely to occur in the third quarter of 2021. The UK deferred income tax balances will be adjusted at that time from 19% to 25% for those deferred income tax balances that are scheduled to reverse after April 2023. The adjustment to the income statement is expected to result in an increase in net non-cash deferred tax expense in the third quarter of 2021, ranging from $25.0 million to $30.0 million.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2021, and December 31, 2020, consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Consolidated seeded investment products	$83.7	$70.6
Intech:
Employee appreciation rights	12.5	12.3
Founding member ownership interests	3.1	2.9
Total redeemable noncontrolling interests	$99.3	$85.8

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products during the three months ended March 31, 2021 and 2020 (in millions):

	Three months ended
	March 31,
	2021	2020
Opening balance	$70.6	$662.8
Changes in market value	(6.3)	(36.9)
Changes in ownership	18.6	(171.6)
Foreign currency translation	0.8	(5.6)
Closing balance	$83.7	$448.7

Intech

Intech Investment Management LLC (“Intech”) ownership interests held by a founding member had an estimated fair value of $3.1 million as of March 31, 2021, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests in Intech at fair value.

Intech employee appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2021, and December 31, 2020, were as follows (in millions):

	March 31,	December 31,
	2021	2020
Nonredeemable noncontrolling interests in:
Seed capital investments	$2.9	$4.6
Intech	12.9	12.8
Total nonredeemable noncontrolling interests	$15.8	$17.4

Note 10 — Long-Term Incentive and Employee Compensation

We granted $64.9 million and $67.6 million in restricted stock and mutual fund awards, respectively, during the three months ended March 31, 2021, which generally vest and will be recognized using a graded vesting method over a three- or four-year period.

Note 11 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for three months ended March 31, 2021 and 2020, include the following (in millions):

	Three months ended
	March 31,
	2021	2020
Service cost	$(0.2)	$(0.2)
Interest cost	(2.8)	(4.3)
Amortization of prior service cost	(0.1)	(0.1)
Expected return on plan assets	3.3	4.6
Net periodic benefit credit	$0.2	$—

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2021 and 2020, were as follows (in millions):

	Three months ended March 31,
	2021			2020
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(313.6)	$(10.4)	$(324.0)	$(386.2)	$19.1	$(367.1)
Other comprehensive income (loss)	7.5	—	7.5	(149.1)	—	(149.1)
Amounts reclassified from accumulated other comprehensive loss	(4.2)	0.1	(4.1)	—	0.1	0.1
Total other comprehensive income (loss)	3.3	0.1	3.4	(149.1)	0.1	(149.0)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(0.8)	—	(0.8)	5.1	—	5.1
Ending balance	$(311.1)	$(10.3)	$(321.4)	$(530.2)	$19.2	$(511.0)

The components of other comprehensive income (loss), net of tax for the three months ended March 31, 2021 and 2020, were as follows (in millions):

	Three months ended March 31,
	2021			2020
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$7.1	$0.4	$7.5	$(151.3)	$2.2	$(149.1)
Reclassifications to net income	(4.1)	—	(4.1)	0.1	—	0.1
Total other comprehensive income (loss)	$3.0	$0.4	$3.4	$(151.2)	$2.2	$(149.0)

Note 13 — Earnings (Loss) and Dividends Per Share

Earnings (Loss) Per Share

The following is a summary of the earnings (loss) per share calculation for the three months ended March 31, 2021 and 2020 (in millions, except per share data):

	Three months ended
	March 31,
	2021	2020
Net income (loss) attributable to JHG	$155.5	$(247.0)
Allocation of earnings to participating stock-based awards	(4.8)	—
Net income (loss) attributable to JHG common shareholders	$150.7	$(247.0)

Weighted-average common shares outstanding — basic	171.0	182.4
Dilutive effect of nonparticipating stock-based awards	0.8	—
Weighted-average common shares outstanding — diluted	171.8	182.4

Earnings (loss) per share:
Basic (two class)	$0.88	$(1.35)
Diluted (two class)	$0.88	$(1.35)

The following instruments are anti-dilutive and have not been included in the weighted-average diluted shares outstanding calculation (in millions):

	Three months ended
	March 31,
	2021	2020
Unvested nonparticipating stock awards	0.4	2.3

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends paid during the three months ended March 31, 2021:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2021	$61.7	March 3, 2021

On April 28, 2021, our Board of Directors declared a cash dividend of $0.38 per share. The quarterly dividend will be paid on May 27, 2021, to shareholders of record at the close of business on May 11, 2021.

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. As of March 31, 2021, there were no material changes in the commitments and contingencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Related Party Transactions

On February 4, 2021, Dai-ichi Life Holdings, Inc. (“Dai-ichi Life”) announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering, and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life for approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

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

On August 20, 2018, an amended complaint was filed in the Eisenberg and Qiu cases (which have been consolidated in the SDNY under the name Set Capital LLC, et al. v. Credit Suisse AG, et al.), adding Janus Distributors LLC, doing business as Janus Henderson Distributors, and Janus Henderson Group plc as parties, and adding allegations of market manipulation by all of the defendants. The Janus Henderson Group plc and Credit Suisse defendants moved to dismiss the Set Capital amended complaint, and on September 25, 2019, the court dismissed all claims against all defendants. The court denied the plaintiffs’ request for an opportunity to further amend their complaint, and therefore dismissed the case in its entirety. Plaintiffs thereafter filed an appeal in the U.S. Court of Appeals for the Second Circuit. On April 27, 2021, the Second Circuit issued an opinion in which it affirmed the dismissal of all claims against the Janus defendants except for one claim that it held the district court did not address, granted plaintiffs the opportunity to replead the claims as to which it affirmed dismissal, and remanded to the district court for further proceedings.

We believe the remaining claims in these ETN lawsuits are without merit and we are vigorously defending the actions. As of March 31, 2021, we cannot reasonably estimate possible losses from the remaining claims in the ETN lawsuits.

With respect to the unaudited financial statements of Janus Henderson Group plc as of and for the three-month period ended March 31, 2021, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2021, appearing herein, states that they did not audit and they do not express an opinion on the unaudited financial statements. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial statements because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of March 31, 2021, and the related condensed consolidated statements of comprehensive income (loss), of changes in equity, and of cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

April 29, 2021

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

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

Charters for the Audit Committee, Compensation Committee, Risk Committee, and Nominating and Corporate Governance Committee of our Board of Directors, as well as our Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics for Senior Financial Officers (our “Senior Officer Code”) are posted on our Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code or our Code of Business Conduct and any waivers thereof for directors or executive officers. The information on our website is not incorporated by reference into this report.

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

FIRST QUARTER 2021 SUMMARY

First Quarter 2021 Highlights

●	Solid long-term investment performance, with 62% and 70% of our AUM outperforming relevant benchmarks on a three- and five-year basis, respectively, as of March 31, 2021.

●	AUM increased to $405.1 billion, up 0.9%, from December 31, 2020, due to positive markets, partially offset by net outflows of $3.3 billion.

●	First quarter 2021 diluted earnings per share was $0.88, or $0.91 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	On April 28, 2021, the Board approved a 5.6% increase in the quarterly cash dividends and declared a $0.38 per share dividend for the first quarter 2021.

●	During the first quarter 2021, we acquired 8,053,187 shares of our common stock for $230.2 million.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the first quarter 2021 was $644.0 million, an increase of $89.1 million, or 16%, from the first quarter 2020, primarily driven by increases of $75.3 million in management fees and $10.5 million in shareowner servicing fees, primarily due to an increase in average AUM.

Total operating expenses for the first quarter 2021 were $451.5 million, a decrease of $435.8 million, or (49%), compared to operating expenses in the first quarter 2020, primarily due to a $483.7 million decrease in intangible asset and goodwill impairment charges recognized during the first quarter of 2020. This decrease was partially offset by increases of $19.9 million in long-term incentive plans, $19.0 million in employee compensation and benefits, and $15.2 million in distribution expenses during the three months ended March 31, 2021.

Operating income for the first quarter 2021 was $192.5 million, an increase of $524.9 million, or 158%, compared to the first quarter 2020. Our operating margin was 29.9% in the first quarter 2021 compared to (59.9%) in the first quarter 2020.

Net income attributable to JHG in the first quarter 2021 was $155.5 million, an increase of $402.5 million, or 163%, compared to the first quarter 2020 due to the factors impacting revenue and operating expense discussed above. In addition, investment gains (losses), net improved $52.1 million from the first quarter 2020, primarily due to the consolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products. This increase was partially offset by an increase of $111.9 million in our income tax provision, a decline of $32.3 million in other non-operating income (expenses), net and a $30.4 million decline in net loss attributable to noncontrolling interests.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2021:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years
Equities	55%	54%	69%
Fixed Income	94%	97%	89%
Multi-Asset	98%	97%	94%
Quantitative Equities	48%	4%	11%
Alternatives	98%	97%	100%
Total JHG	67%	62%	70%

Assets Under Management

Our AUM as of March 31, 2021, was $405.1 billion, an increase of $3.5 billion, or 0.9%, from December 31, 2020, driven primarily by positive market movements of $7.6 billion. This increase was partially offset by net redemptions of $3.3 billion, mostly related to net outflows from the Quantitative Equities capability.

Our non-U.S. dollar (“USD”) AUM is primarily denominated in Great British pounds (“GBP”), euros (“EUR”) and Australian dollars (“AUD”). During the three months ended March 31, 2021, the USD strengthened against the EUR and the AUD, and weakened against the GBP, resulting in a $0.8 billion decrease to our AUM. As of March 31, 2021, approximately 32% of our AUM was non-USD denominated, resulting in a net unfavorable currency effect, particularly in products exposed to GBP.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within our AUM because we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $0.4 billion and $0.6 billion as of March 31, 2021, and December 31, 2020, respectively. VelocityShares index product assets not included within our AUM totaled $2.5 billion and $2.7 billion as of March 31, 2021, and December 31, 2020, respectively.

Our AUM and flows by capability for the three months ended March 31, 2021 and 2020, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability
Equities	$219.4	$10.5	$(12.0)	$(1.5)	$7.3	$(0.3)	$—	$224.9
Fixed Income	81.5	5.9	(5.5)	0.4	(2.1)	(0.3)	—	79.5
Multi-Asset	48.0	3.0	(2.2)	0.8	0.7	—	—	49.5
Quantitative Equities	42.0	0.2	(2.3)	(2.1)	1.5	(0.1)	—	41.3
Alternatives	10.7	1.1	(2.0)	(0.9)	0.2	(0.1)	—	9.9
Total	$401.6	$20.7	$(24.0)	$(3.3)	$7.6	$(0.8)	$—	$405.1

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By capability
Equities	$204.0	$8.8	$(15.7)	$(6.9)	$(40.3)	$(2.9)	$(4.0)	$149.9
Fixed Income	74.8	8.0	(11.4)	(3.4)	(2.1)	(4.0)	—	65.3
Multi-Asset	39.8	3.5	(2.5)	1.0	(5.0)	(0.3)	(0.2)	35.3
Quantitative Equities	45.2	0.4	(2.4)	(2.0)	(8.5)	(0.1)	—	34.6
Alternatives	11.0	0.7	(1.6)	(0.9)	(0.3)	(0.5)	—	9.3
Total	$374.8	$21.4	$(33.6)	$(12.2)	$(56.2)	$(7.8)	$(4.2)	$294.4
(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.

(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD denominated AUM is translated into USD.

(3)	Reclassifications relate to a reclassification of an existing fund from Equities to Alternatives, and disposals relate to the sale of Geneva.

Our AUM and flows by client type for the three months ended March 31, 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2020	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2021
By client type:
Intermediary	$192.9	$16.5	$(15.4)	$1.1	$4.4	$(0.4)	$(1.8)	$196.2
Institutional	127.6	3.3	(6.8)	(3.5)	1.7	(0.4)	1.8	127.2
Self-directed	81.1	0.9	(1.8)	(0.9)	1.5	—	—	81.7
Total	$401.6	$20.7	$(24.0)	$(3.3)	$7.6	$(0.8)	$—	$405.1

Average Assets Under Management

The following table presents our average AUM by capability for the three months ended March 31, 2021 (in billions):

Average AUM
Three months ended
By capability	March 31, 2021
Equities	$223.6
Fixed Income	80.9
Multi-Asset	48.7
Quantitative Equities	41.5
Alternatives	10.6
Total	$405.3

Closing Assets Under Management

The following table presents the closing AUM, split by client type and client location, as of March 31, 2021 (in billions):

Closing AUM
By client type	March 31, 2021
Intermediary	$196.2
Institutional	127.2
Self-directed	81.7
Total	$405.1

Closing AUM
By client location	March 31, 2021
North America	$223.2
EMEA and LatAm	125.2
Asia Pacific	56.7
Total	$405.1

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. Other investments, including over-the-counter (“OTC”) derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), will be valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP strengthened against the USD during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

			Three months
	Three months ended		ended
	March 31,		March 31,
	2021	2020	2021 vs. 2020
Revenue (in millions):
Management fees	$514.9	$439.6	17%
Performance fees	17.0	14.6	16%
Shareowner servicing fees	60.8	50.3	21%
Other revenue	51.3	50.4	2%
Total revenue	$644.0	$554.9	16%

Management fees

Management fees increased by $75.3 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the impact of higher average AUM, which caused a $65.8 million increase in management fees as well as an increase in management fee margins, which led to an additional $11.6 million increase in management fees.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other product range performance fees are recognized on a quarterly or annual basis. Performance fees by product type consisted of the following for the three months ended March 31, 2021 and 2020 (in millions):

			Three months
	Three months ended		ended
	March 31,		March 31,
	2021	2020	2021 vs. 2020
Performance fees (in millions):
SICAVs	$12.4	$0.2	n/m	*
UK OEICs and unit trusts	4.0	1.3	n/m	*
Offshore absolute return funds	2.2	4.0	(45)%
Segregated mandates	2.3	11.0	(79)%
U.S. mutual funds	(3.9)	(1.9)	n/m	*
Total performance fees	$17.0	$14.6	16%
* n/m - Not meaningful.

For the three months ended March 31, 2021, performance fees improved $2.4 million compared to the three months ended March 31, 2020, primarily due to performance fee increases of $12.2 million of fees related to SICAVs. These increases were partially offset by a decrease of $8.7 million of performance fees from segregated mandates and a $1.8 million decrease in offshore absolute return funds.

Performance fees associated with certain SICAV strategies are recognized annually in June. Performance in some of the SICAV strategies during the current performance fee period has been very good. While the measurement period is ongoing and second quarter 2021 performance fees are unknown, there is the potential for performance fees recognized during the second quarter of 2021 to be higher than the annual amounts recognized during the past three years.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees. For the three months ended March 31, 2021, shareowner servicing fees increased $10.5 million compared to the three months ended March 31, 2020, primarily due to an increase in transfer agent servicing fees of $5.4 million and an increase in mutual fund average AUM, which contributed a $4.0 million increase in certain servicing fees.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges, VelocityShares ETN fees and other fee revenue.

Other revenue increased by $0.9 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase of $3.4 million in 12b-1 fees and servicing fees driven by an improvement in average AUM as well as a $2.1 million increase in servicing fees due to general administration charges. These were partially offset by a $4.5 million decrease in ETN licensing fees due to the delisting and liquidation of VelocityShares ETNs.

Operating Expenses

			Three months
	Three months ended		ended
	March 31,		March 31,
	2021	2020	2021 vs. 2020
Operating expenses (in millions):
Employee compensation and benefits	$174.6	$155.6	12%
Long-term incentive plans	53.5	33.6	59%
Distribution expenses	127.4	112.2	14%
Investment administration	12.6	11.7	8%
Marketing	6.2	6.7	(7)%
General, administrative and occupancy	63.0	65.2	(3)%
Impairment of goodwill and intangible assets	3.6	487.3	(99)%
Depreciation and amortization	10.6	15.0	(29)%
Total operating expenses	$451.5	$887.3	(49)%

Employee compensation and benefits

Employee compensation and benefits increased $19.0 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by increases of $20.1 million in variable compensation mainly due to a higher bonus pool and other variable compensation. Variable compensation including bonus pools is generally calculated as a percentage of operating income excluding incentive compensation (pre-incentive operating income) and is allocated to employees by management on a discretionary basis. Also contributing to the increase in employee compensation and benefits was unfavorable foreign currency translation of $3.2 million, a $1.5 million increase in salary and benefits due to higher headcount, and annual base-pay increases of $1.3 million. These increases were partially offset by a $7.1 million decrease in temporary staffing charges and project costs during the three months ended March 31, 2021.

Long-term incentive plans

Long-term incentive plan expenses increased by $19.9 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by $16.1 million in fair value adjustments related to mutual fund share awards, $3.5 million in payroll taxes on vestings, and unfavorable foreign currency translation of $1.5 million. These increases were partially offset by a decrease of $1.5 million due to the roll-off of vested awards exceeding new awards during the three months ended March 31, 2021.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased $15.2 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due an increase of $16.2 million from an improvement in average AUM.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased by $0.9 million during the three months ended March 31, 2021, compared to three months ended March 31, 2020, primarily due to unfavorable foreign currency translation of $0.7 million.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $2.2 million during the three months ended March 31, 2021, compared to three months ended March 31, 2020, due to a decreases of $3.6 million in travel expenses as a result of reduced travel during the COVID-19 pandemic and $2.7 million in consultancy fees related to certain project costs. These decreases were partially offset by unfavorable foreign currency translation of $3.0 million and a $0.8 million increase in software licensing costs during the three months ended March 31, 2021.

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges decreased by $483.7 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease is due to a $487.3 million impairment of our goodwill and certain mutual fund investment management agreements and client relationships recognized during the three months ended March 31, 2020, partially offset by a $3.6 million impairment of the Perkins brand name recognized during the three months ended March 31, 2021. During the first quarter of 2021, we completed a review of Perkins. To right-size our product portfolio and better align with the changing needs of clients, certain strategies will be closed and the funds liquidated, during the second quarter of 2021. The Perkins brand will be discontinued and future marketing efforts for value equity strategies will be incorporated under the Janus Henderson brand.

Depreciation and amortization

Depreciation and amortization expenses decreased by $4.4 million during the three months ended March 31, 2021, compared to three months ended March 31, 2020, primarily due to a decrease in the amortization of intangible assets resulting from the sale of Geneva and the impairment of certain client relationships recognized during the three months ended March 31, 2020.

Non-Operating Income and Expenses

			Three months
	Three months ended		ended
	March 31,		March 31,
	2021	2020	2021 vs. 2020
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(3.3)	3%
Investment gains (losses), net	1.6	(50.5)	n/m	*
Other non-operating income (expenses), net	(0.1)	32.2	n/m	*
Income tax benefit (provision)	(43.1)	68.8	n/m	*
* n/m - Not meaningful.

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2021 and 2020, were as follows (in millions):

			Three months
	Three months ended		ended
	March 31,		March 31,
	2021	2020	2021 vs. 2020
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$5.6	$(5.1)	n/m	*
Third-party ownership interests in seeded investment products	(8.0)	(38.4)	79%
Long Tail Alpha equity method investment	2.1	1.3	62%
Deferred equity plan	1.9	(7.3)	n/m	*
Other	—	(1.0)	n/m	*
Investment gains (losses), net	$1.6	$(50.5)	n/m	*
* n/m - Not meaningful.

Investment gains (losses), net moved favorably by $52.1 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to fair value adjustments in relation to our seeded investment products and deferred equity plan, and consolidation of third-party ownership interests in seeded investment products.

Other non-operating income (expenses), net

Other non-operating income (expenses), net declined $32.3 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily due to a $17.4 million gain and $7.1 million contingent consideration adjustment in relation to the sale of Geneva recognized during the three months ended March 31, 2020, and $7.2 million of unfavorable foreign currency translation recognized during the three months ended March 31, 2021.

Income tax benefit (provision)

Our effective tax rates for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended
	March 31,
	2021	2020
Effective tax rate	22.6%	19.4%

The effective tax rate for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was impacted by the tax windfall related to equity compensation plans which resulted in a decrease in the effective tax rate for the first quarter of 2021. In addition, there were significant impairments of intangible assets and goodwill in the first quarter of 2020, which contributed to a pre-tax book loss in the first quarter of 2020. The majority of the impairment charges were related to temporary differences which adjusted deferred income taxes and did not have a direct impact on the effective tax rate.

Net loss attributable to noncontrolling interests

The components of net loss attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020, were as follows (in millions):

			Three months
	Three months ended		ended
	March 31,		March 31,
	2021	2020	2021 vs. 2020
Net loss attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$8.0	$38.4	(79)%
Majority-owned subsidiaries	(0.2)	(0.2)	—%
Total net loss attributable to noncontrolling interests	$7.8	$38.2	(80)%

Net loss (income) attributable to noncontrolling interests declined by $30.4 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decreases were primarily due to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

2021 Operating Expenses

The 2021 expectation for non-compensation operating expenses growth remains unchanged and is expected to be in the mid-single digits. The expectation for full year 2021 adjusted compensation to revenue ratio also remains unchanged and we still anticipate a range of 40%-42%.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended March 31, 2021 and 2020 (in millions, except per share and operating margin data):

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020
Reconciliation of revenue to adjusted revenue
Revenue	$644.0	$554.9
Management fees	(46.8)	(44.1)
Shareowner servicing fees	(50.0)	(41.1)
Other revenue	(30.6)	(27.0)
Adjusted revenue(1)	$516.6	$442.7
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$451.5	$887.3
Employee compensation and benefits(2)	—	(1.4)
Long-term incentive plans(2)	0.1	0.1
Distribution expenses(1)	(127.4)	(112.2)
General, administrative and occupancy(2)	(3.6)	(1.9)
Impairment of goodwill and intangible assets(3)	(3.6)	(487.3)
Depreciation and amortization(3)	(1.9)	(6.4)
Adjusted operating expenses	$315.1	$278.2
Adjusted operating income	201.5	164.5
Operating margin(4)	29.9%	(59.9)%
Adjusted operating margin(5)	39.0%	37.2%
Reconciliation of net income (loss) attributable to JHG to adjusted net income attributable to JHG
Net income (loss) attributable to JHG	$155.5	$(247.0)
Employee compensation and benefits(2)	—	1.4
Long-term incentive plans(2)	(0.1)	(0.1)
General, administrative and occupancy(2)	3.6	1.9
Impairment of goodwill and intangible assets(3)	3.6	487.3
Depreciation and amortization(3)	1.9	6.4
Interest expense(6)	—	0.1
Investment gains (losses), net(6)	0.2	—
Other non-operating income (expenses), net(6)	(1.8)	(25.9)
Income tax provision(7)	(1.4)	(111.4)
Adjusted net income attributable to JHG	161.5	112.7
Less: allocation of earnings to participating stock-based awards	(5.0)	(3.2)
Adjusted net income attributable to JHG common shareholders	$156.5	$109.5
Weighted-average common shares outstanding — diluted (two class)	171.8	182.4
Diluted earnings (loss) per share (two class)(8)	$0.88	$(1.35)
Adjusted diluted earnings per share (two class)(9)	$0.91	$0.60

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

(2)	Adjustments primarily represent rent expense for subleased office space as well as administrative costs related to Dai-ichi Life’s secondary offering (refer to Part II, Item 2. for details). JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments also include impairment charges of our goodwill and certain mutual fund investment management agreements, client relationships and trademarks. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments primarily relate to contingent consideration adjustments associated with prior acquisitions and increased debt expense as a consequence of the fair value uplift on debt due to acquisition accounting. JHG management believes these costs are not representative of our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of March 31, 2021, and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents held by the Company	$824.0	$1,096.9
Investment securities held by the Company	$224.1	$238.8
Fees and other receivables	$366.5	$373.6
Debt	$312.6	$313.3

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Henderson Group Holdings Asset Management Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £327.1 million ($451.3 million), resulting in £177.9 million ($245.4 million) of capital above the requirement as of March 31, 2021, based on internal calculations. Capital requirements in other jurisdictions are not significant.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On February 3, 2020, the Board approved a new on-market share buyback program pursuant to which we were authorized to repurchase up to $200 million of our common stock on the NYSE and CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) at any time prior to the date of our 2021 Annual General Meeting (the “Corporate Buyback Program”). We commenced repurchases under the Corporate Buyback Program in March 2020 and during the first quarter of 2021, we repurchased 4,827 shares of our common stock and CDIs for $0.2 million related to the Corporate Buyback Program. We terminated the Corporate Buyback Program on February 9, 2021, following completion of the Block Repurchase described below.

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life (the “Block Repurchase”) of approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. The Block Repurchase was authorized by the Board and is distinct from the Corporate Buyback Program. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We usually satisfy these entitlements by transferring shares of common stock that we repurchase on-market for this purpose. We purchased 2,110,920 shares at an average price of $29.85 in satisfaction of employee awards and entitlements during the three months ended March 31, 2021.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2021, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2021	$61.7	March 3, 2021

On April 28, 2021, our Board of Directors declared a cash dividend of $0.38 per share. The quarterly dividend will be paid on May 27, 2021, to shareholders of record at the close of business on May 11, 2021.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of March 31, 2021, include principal and interest payments related to the 2025 Senior Notes, operating and finance lease payments, Intech senior profits interests awards, Intech appreciation rights and phantom interests, and Intech noncontrolling interests. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

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

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of $16.6 million.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that may provide, or require us to provide, financing, liquidity, market or credit risk support that are not reflected in our condensed consolidated financial statements.

Other Sources of Liquidity

At March 31, 2021, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024.

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

Cash Flows

Cash flow data for the three months ended March 31, 2021 and 2020, was as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Cash flows provided by (used for):
Operating activities	$25.8	$37.9
Investing activities	23.4	41.8
Financing activities	(322.5)	(46.0)
Effect of exchange rate changes on cash and cash equivalents	1.8	(28.0)
Net change in cash and cash equivalents	(271.5)	5.7
Cash balance at beginning of period	1,108.1	796.5
Cash balance at end of period	$836.6	$802.2

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2021 and 2020, was as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Sales of investment securities, net	$51.4	$98.3
Purchases of investment securities by consolidated seeded investment products, net	(28.1)	(105.3)
Purchase of property, equipment and software	(1.6)	(8.2)
Proceeds from sale of Geneva	—	38.6
Cash received (paid) on settled hedges, net	(1.8)	17.9
Other	3.5	0.5
Cash provided by investing activities	$23.4	$41.8

Cash inflows from investing activities were $23.4 million and $41.8 million during the three months ended March 31, 2021 and 2020, respectively. Cash inflows from investing activities during the three months ended March 31, 2021, were primarily due to net sales of investment securities, partially offset by net purchases of investment securities by consolidated seeded investment products. When comparing the three months ended March 31, 2021, to the three months ended March 31, 2020, the change in cash provided by investing activities was primarily due to a decrease in purchases of investment securities by consolidated seeded investment products, a decrease in cash received from sales of investment securities, and net cash paid to settle hedges related to our seed capital hedge program, partially offset by proceeds from the sale of Geneva in March 2020.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2021 and 2020, was as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Dividends paid to shareholders	$(61.7)	$(66.2)
Third-party sales in consolidated seeded investment products, net	30.2	105.3
Purchase of common stock for stock-based compensation plans	(61.5)	(39.8)
Purchase of common stock from Dai-ichi and share buyback program	(230.2)	(31.2)
Payment of contingent consideration	—	(13.8)
Proceeds from stock-based compensation plans	0.8	—
Other	(0.1)	(0.3)
Cash used for financing activities	$(322.5)	$(46.0)

Cash outflows from financing activities were $322.5 million and $46.0 million during the three months ended March 31, 2021 and 2020, respectively. Cash outflows from financing activities during the three months ended March 31, 2021, were primarily due to the purchase of common stock from Dai-ichi Life, the share buyback program and stock-based compensation plans, partially offset by net sales in consolidated seeded investment products. When comparing the three months ended March 31, 2021, to the three months ended March 31, 2020, the change in cash used for financing activities was primarily due to the purchase of common stock from Dai-ichi Life and the purchase of common stock for stock-based compensation plans, partially offset by net sales in consolidated seeded investment products.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.   Controls and Procedures

As of March 31, 2021, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, CEO, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 — Commitments and Contingencies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On February 3, 2020, the Board approved the Corporate Buyback Program, on-market share buyback program pursuant to which we were authorized to repurchase up to $200 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2021 Annual General Meeting. We commenced repurchases under the Corporate Buyback Program in March 2020 and, during the first quarter of 2021, we repurchased 4,827 shares of our common stock and CDIs for $0.2 million related to the Corporate Buyback Program. We terminated the Corporate Buyback Program on February 9, 2021, following completion of the Block Repurchase described below.

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life the Block Repurchase for approximately $230.0 million through Goldman Sachs & Co. LLC as underwriter at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. The Block Repurchase was authorized by the Board and is distinct from the Corporate Buyback Program. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We usually satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (“Share Plans Repurchases”). During the first quarter 2021, we purchased 2,110,920 shares on-market for $63.0 million in satisfaction of employee awards and entitlements.

The following is a summary of our common stock repurchases by month during the three months ended March 31, 2021, including repurchases under the Corporate Buyback Program and Share Plans Repurchases.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January 1, 2021, through January 31, 2021	2,479	$32.14	—	$69
February 1, 2021, through February 28, 2021	9,819,360	28.80	4,827	$—
March 1, 2021, through March 31, 2021	342,268	30.12	—	$—
Total	10,164,107	$28.84	4,827

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

Date: April 29, 2021

Janus Henderson Group plc

/s/ Richard Weil
Richard Weil,
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan Hughes
Brennan Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)