Form 10-K
period 2021-12-31
JANUS HENDERSON GROUP PLC
filed 2022-02-25
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of common equity held by non-affiliates was $6,575,152,080.35. As of February 18, 2022, there were 169,046,154 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the registrant's definitive proxy statement relating to its 2022 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JANUS HENDERSON GROUP PLC

2021 FORM 10-K ANNUAL REPORT

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

Various risks, uncertainties, assumptions, and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this report include, but are not limited to, risks, uncertainties, assumptions, and factors discussed under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

ITEM 1.              BUSINESS

Overview

Janus Henderson Group plc (“JHG,” the “Company,” “we,” “us,” “our” and similar terms), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in active investment across all major asset classes. The predecessor companies to JHG trace back to 1934 when Henderson Group plc (“Henderson”) was founded. Our subsequent growth since the founding of Henderson was achieved organically and from the acquisition of other asset management companies. In May 2017, JHG (previously Henderson) completed a merger of equals with Janus Capital Group (“Merger”). As a result of the Merger, Janus Capital Group (“JCG”) and its consolidated subsidiaries became subsidiaries of JHG.

We are a client-focused global business with approximately 2,200 employees worldwide and assets under management (“AUM”) of $432.3 billion as of December 31, 2021. We have operations in North America, the United Kingdom (“UK”), continental Europe, Latin America, Japan, Asia and Australia. We focus on active fund management by investment managers with unique individual perspectives, who are free to implement their own investment views, within a strong risk management framework. We manage a broad range of actively managed investment products for institutional and retail investors across five capabilities: Equities, Fixed Income, Multi-Asset, Quantitative Equities and Alternatives.

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech Investment Management LLC (“Intech”), to a consortium composed of Intech management and certain non-executive directors (“Management Buyout”). The Management Buyout is expected to enable both organizations to refocus on their key value propositions: Janus Henderson on providing active, fundamental investing, and Intech on delivering quantitative investment solutions for institutional investors. As part of this decision, JHG and Intech will enter into a transition services agreement that provides for continuation of support services to help ensure a seamless transition in operations and continuity in serving Intech’s clients. The transaction is expected to close in the first half of 2022.

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

Clients pay a management fee, which is usually calculated as a percentage of AUM. Certain investment products are also subject to performance fees, which vary based on when performance hurdles or other specified criteria are achieved. The level of assets subject to such fees can positively or negatively affect our revenue. As of December 31, 2021, performance fees were generated from a diverse group of funds and accounts. Management and performance fees are the primary drivers of our revenue. We believe that the more diverse the range of investment strategies from which management and performance fees are derived, the more successful our business model will be through market cycles.

Strategy

Our strategy is Simple Excellence, which is centered on the belief that a combination of relentless focus and disciplined execution across the fundamental parts of our core business will drive future success as a global active asset manager. Specifically, our strategy lays a strong foundation for sustained organic growth and opportunistic inorganic growth to create value for all of our stakeholders: clients, shareholders and employees. Our strategy is based upon our five strategic priorities detailed below; however, modifications to our strategy may occur as a result of the appointment of our new CEO in 2022.

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

Financial Highlights

We present our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”); however, JHG management evaluates the profitability of the Company and its ongoing operations using additional non-GAAP financial measures. We use these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on non-GAAP adjusted measures, including a reconciliation to the comparable GAAP measure.

	Year ended December 31,
	2021	2020	2019
GAAP basis (in millions):
Revenue	$2,767.0	$2,298.6	$2,192.4
Operating expenses	$1,943.6	$2,140.8	$1,651.5
Operating income	$823.4	$157.8	$540.9
Operating margin	29.8%	6.9%	24.7%
Net income attributable to JHG	$622.1	$161.6	$427.6
Diluted earnings per share	$3.59	$0.87	$2.21

Adjusted basis (in millions):
Revenue	$2,215.4	$1,834.2	$1,748.1
Operating expenses	$1,251.9	$1,137.5	$1,121.5
Operating income	$963.5	$696.7	$626.6
Operating margin	43.5%	38.0%	35.8%
Net income attributable to JHG	$741.6	$557.9	$478.3
Diluted earnings per share	$4.28	$3.01	$2.47

Assets Under Management

Our AUM by client type, capability and client location as of December 31, 2021, is presented below (in billions).

Client Type and Distribution Channel

We have a diverse group of intermediary, institutional and self-directed clients around the globe. While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of over 600 staff. A description of each client type and distribution channel is presented below.

Intermediary Channel

The intermediary channel distributes mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAV”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”) through financial intermediaries, including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. Intermediary clients primarily invest in equity, fixed income, alternatives and multi-asset capabilities. We have made significant investments to grow our presence in the financial advisor subchannel, including increasing the number of external and internal wholesalers, enhancing our technology platform and recruiting highly seasoned client relationship managers. At December 31, 2021, AUM in our intermediary channel totaled $215.0 billion, or 50% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2021, AUM in our institutional channel totaled $127.2 billion, or 29% of total AUM.

Self-Directed Channel

The self-directed channel serves individual investors who invest in our products through a mutual fund supermarket or directly with us. In July 2020, we reopened certain shares of our U.S. mutual funds through the self-directed channel, which will enable new investors to participate in the benefits of investing directly with us. At December 31, 2021, AUM in our self-directed channel totaled $90.1 billion, or 21% of total AUM.

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

Quantitative Equities

Our Intech business applies advanced mathematics and systematic portfolio rebalancing intended to harness the volatility of movements in stock prices — a source of excess returns and risk control. With more than 30 years of volatility expertise, the Intech team employs a distinctive quantitative approach based on observations of actual price movements, not on subjective forecasts of companies’ future performance.

Alternatives

Our Alternatives capability includes teams with various areas of focus and approach. Diversified Alternatives brings together a cross-asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities; Agriculture; and Long/Short Equity. Additionally, the management of our direct UK commercial property offering is subadvised by Nuveen Real Estate.

Client Locations

North America

Our North America region serves clients throughout North America and represents our largest geographical concentration of AUM. The North America distribution network serves a diverse set of clients across financial intermediaries, institutions and self-directed channels. As of December 31, 2021, total North America AUM was $241.0 billion, and we employed 157 and 285 investment and distribution professionals, respectively.

EMEA and Latin America

Our EMEA and Latin America region serves clients throughout the UK, continental Europe and an evolving business in Latin America and the Middle East. The region includes a strong retail and institutional client base in the UK and strong relationships with global distributors in continental Europe. The organic build-out of our Latin America business is gaining momentum. As of December 31, 2021, total EMEA and Latin America AUM was $132.3 billion, and the region employed 153 and 242 investment and distribution professionals, respectively.

Asia Pacific

Our Asia Pacific region serves clients throughout Australia, Japan and other regions of Asia. Our strategic co-operation agreement with Dai-ichi Life supports the growth of our Japanese business. Australian distribution offers a suite of global and domestic capabilities. The wider Asian business continues to evolve with growing brand presence. As of December 31, 2021, the Asia Pacific AUM was $59.0 billion, and the region employed 43 and 75 investment and distribution professionals, respectively.

Human Capital

With more than 2,200 employees worldwide, we are proud of our global presence and diversity. It is through the diversity of our people — whose varied skills, backgrounds and cultures shape our outlook — that we can explore unique avenues and uncover opportunities unseen by others in our industry. Our people-focused culture is driven by collaboration and connection. Our employees are results-driven, inspired individuals whose values and actions align to JHG’s values: We put clients first, we succeed as a team, and we act like owners. We recognize that the success of JHG is dependent on the unique talents and contributions of our diverse workforce, and we are invested in our employees’ success. We are committed to:

●	Attracting great people into roles with a sense of purpose;
●	Helping them realize their highest potential and make a real impact; and
●	Supporting their ambitions throughout their career.

Headcount

As of December 31, 2021 and 2020, we had 2,235 and 2,053 full-time equivalent employees, respectively. Our diverse workforce includes: trainees, apprentices and fixed-term employees working alongside our permanent part- and full-time employees.

2021 Headcount	Permanent	Fixed-Term Worker	Trainee	Apprentice	Grand Total
EMEA	917	45	10	11	983
North America	1,060	-	-	1	1,061
Asia Pacific	185	4	2	-	191
Grand Total	2,162	49	12	12	2,235

2020 Headcount	Permanent	Fixed-Term Worker	Apprentice	Grand Total
EMEA	789	29	6	824
North America	1,037	-	3	1,040
Asia Pacific	180	9	-	189
Grand Total	2,006	38	9	2,053

Note: Contractors and other temporary employees excluded. The 2020 trainee program was placed on hold due to the impact of the pandemic.

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

Employee Engagement

We value feedback from our employees. We look for opportunities to solicit their opinions and insights to help us understand what we are doing well and potential areas of improvement. In 2021, approximately 87% of our employees responded to our annual employee opinion survey. Results are shared with our Board of Directors and are cascaded from senior leaders to all employees. Managers and employees develop action plans to address topics of concern and continually improve our workplace. In addition to the 2021 employee opinion survey, we:

●	Continued to survey our employees and engage them in creating our future hybrid working model and worked to better understand how we can best support their mental health and overall well-being; and
●	Launched several initiatives dedicated to career progression: hosted a career day where employees participated in live learning events and discussions, and developed the My Career Path site where employees can explore careers at the company and find helpful tools to drive their careers forward.

Diversity, Equity and Inclusion

We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our employees. Diversity, equity and inclusion (“DEI”) are about valuing our differences and continually identifying ways to improve our cultural intelligence, which ultimately leads to better decision-making and a more tailored client experience.

Our recent accomplishments include:

●	38% of employees globally are women.
●	22% of employees globally are ethnically diverse.
●	Enhanced COVID-19 benefit coverage, including leave options, employee well-being and counselling services, and backup child- and eldercare.
●	Met our 2022 Women in Finance Charter target goal of 25% representation of women in senior management in the UK.
●	Introduced DEI performance objectives for all employees as part of our annual performance evaluation process.
●	Continued our #StrongerTogether initiative to educate employees on racial injustice, privilege, allyship and systemic racism.
●	Achieved a DEI Employee Engagement score of 83% which is 3% higher than the 75th percentile New Measures industry benchmark.
●	Signed the CEO Action for Diversity & Inclusion pledge and committed to the Equity Collective.
●	Recognized by Bloomberg Gender Equality and Human Rights Campaign Index for our transparent and inclusive practices.
●	Committed to new diverse entry-level talent programs.
●	Improved our gender pay gap over the past three years.
●	Implemented new leadership programs for underrepresented talent.

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

The ongoing health and well-being of our employees is important to us, and the benefits we provide enable employees and their families to achieve healthy, balanced and happy lifestyles. We support our employees’ financial goals and retirement saving by making contributions toward their retirement and pension schemes and offering an employee stock purchase plan.

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

COVID-19 Impacts

While the pandemic continues to influence how and where we work, we have maintained focus on our strategic priorities and delivered results for our clients. We have welcomed the majority of our employees back into our offices over the past year; however, our technology capabilities allow them to alternatively work from home effectively. Our detailed business continuity plan puts the health and safety of our employees first and helps to ensure we can operate effectively in a hybrid working model. We modify our business practices in accordance with local requirements and conditions impacting our offices to: implement mask orders and social distancing guidelines, allow work-from-home arrangements and flexible work schedules, and restrict business-related travel as needed. We continue to evolve and learn from our experiences and are becoming more agile in how we operate our business, with increased flexibility in how and where our employees work.

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

Competition

The investment management industry is relatively mature and saturated with competitors that provide similar services. As such, we encounter significant competition in all areas of our business. We compete with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which have proprietary access to certain distribution channels and are larger, have greater capital resources and have a broader range of product choices and investment capabilities than we do. In addition, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information are becoming more widespread, passive investment strategies are becoming more prevalent, and more investors are demanding investment vehicles that are customized to their individual requirements.

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

Investment Advisory Laws and Regulations

Certain of our subsidiaries are registered investment advisers under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and are regulated by the SEC. The Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including fiduciary duties, disclosure obligations, recordkeeping requirements, custodial obligations, operational and marketing restrictions, and registration and reporting requirements. Certain of our employees are also registered with regulatory authorities in various states, and thus are subject to oversight and regulation by such states’ regulatory agencies.

Investment Company Laws and Regulations

Certain of our subsidiaries act as adviser or subadviser to mutual funds and ETFs, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (“1940 Act”). Certain of our subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to pooled investment vehicles that operate under exemptions to the 1940 Act and related regulations, we are subject to various requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (“Code”).

Broker-Dealer Regulations

Our subsidiary, Janus Henderson Distributors US LLC (“JHD”), is registered with the SEC under the Exchange Act and is a member of FINRA, the U.S. securities industry’s self-regulatory organization. JHD is a limited-purpose broker-dealer, which acts as the general distributor and agent for the sale and distribution of shares of U.S. mutual funds that are sponsored by certain of our subsidiaries, as well as the distribution of certain exchange-traded products (“ETPs”) and other pooled investment vehicles. The SEC imposes various requirements on JHD’s operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter (“OTC”) markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as systemically important financial institutions (“SIFI”) by the Financial Stability Oversight Council (“FSOC”). In April 2012, the FSOC issued a final rule and interpretive guidance related to the process by which it will designate non-bank financial companies, potentially including large asset managers, as SIFI. Since that time, the FSOC has considered and invited comments on the circumstances under which asset managers might present risks to financial stability. While the FSOC still retains discretion to designate asset managers as SIFI, it has not named any non-bank asset managers as SIFI to date. If we were designated a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, and supervisory and other requirements. These heightened regulatory requirements could adversely affect our business and operations.

International Regulation

UK

The Financial Conduct Authority (“FCA”) regulates certain of our subsidiaries, as well as products and services we offer and manage in the UK. The FCA’s powers are derived from the Financial Services and Markets Act 2000 (“FSMA”), and FCA authorization is required to conduct any investment management business in the UK under the FSMA. The FCA’s Handbook of Rules and Guidance governs UK-authorized firms’ capital resources requirements, senior management arrangements, systems and controls, conduct of business, and interaction with clients and the markets. The FCA also regulates the design and manufacture of UK-domiciled investment funds intended for public distribution and, on a more limited basis, those that are for investment by professional investors.

Europe

Certain of our UK-regulated entities previously (until December 31, 2020) had to comply with a range of EU regulatory measures and are now required to comply with EU law, which has been transposed into UK legislation under the European Union (Withdrawal) Act of 2018 (“EUWA”). These measures include the Markets in Financial Instruments Directive (“MiFID II”). MiFID II regulates the provision of investment services and the conduct of investment activities throughout the European Economic Area (“EEA”), and the UK version of MiFID II (implemented through UK primary and secondary legislation under the EUWA and FCA rules) regulates the provision of similar services in the UK. MiFID II establishes detailed requirements for the governance, organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

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

Following the UK’s withdrawal from the EU on January 31, 2020, the UK and the EU entered into a “transition period” during which directly effective EU law continued to apply in the UK, and the UK continued to be treated as a member state of the EU. The transition period ended on December 31, 2020, and since then, directly effective EU law is no longer applicable in the UK, although the UK has retained certain EU legislation governing financial services under the EUWA. One of the effects of the end of the transition period (irrespective of the retention of EU law under the EUWA)

is that financial services firms authorized in the UK lost their passporting rights. “Passporting” is an arrangement under which firms authorized in an EU member state (or a non-EU state that is an EEA member) can rely on authorization in their “home” EEA member state to provide regulated services throughout the EEA. Because UK-authorized firms can no longer passport their services throughout the EEA, the extent to which UK-authorized firms can continue to provide services to customers in the EEA will now be dependent on regulatory requirements and regulators’ expectations in the individual EEA member states in which the UK-authorized firm wishes to provide services. Discussions between the EU and UK regarding equivalence of the EU and UK regulatory frameworks are ongoing. The way in which UK firms provide services in EEA member states may change depending on the outcome of these discussions.

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

Jersey

During the course of 2021, Janus Henderson Investors (“Jersey”) Limited applied for and was granted registration under Article 9 of the Financial Services (Jersey) Law 1998, as amended (“Law”) in respect of Fund Services Business. The company was established to operate a fund management business in Jersey, providing portfolio management services to funds and segregated mandates and is authorized and supervised by the Jersey Financial Services Commission in respect of its activities.

Singapore

In Singapore, our subsidiary, Janus Henderson Investors (Singapore) Limited (“JHISL”), is licensed with the Monetary Authority of Singapore (“MAS”) as a Capital Market Services License holder and an exempt financial adviser to conduct regulated activities in fund management. It is subject to various laws, including the Securities and Futures Act, the Financial Advisers Act and the subsidiary legislation promulgated pursuant to these acts, which are administered by the MAS. Our asset management subsidiary and its employees conducting regulated activities specified in the Securities and Futures Act or the Financial Advisers Act are required to be licensed with the MAS. JHISL is also registered with South Korea’s Financial Services Commission (“FSC”) as a Cross-Border Discretionary Investment Manager and Investment Advisor.

Australia

In Australia, our subsidiaries operate under an Australian Financial Services License and their activities are governed primarily by the Corporations Act 2001 (Cth) and its associated regulations. Their main regulator is the Australian Securities and Investments Commission (“ASIC”), which is Australia’s integrated corporate, markets, financial services and consumer credit regulator. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Our subsidiaries also act as a product issuer for ETFs that are Quoted Managed Funds on the Chi-X Australia stock exchange (“Chi-X”) and the AQUA market of the Australian Securities Exchange (“ASX”). Therefore, our subsidiaries must comply with the Chi-X operating rules and procedures as well as the ASX Operating Rules and the ASX Operating Rules Procedures. Another key regulator is the Australian Transaction Reports and Analysis Centre (“AUSTRAC”), which applies a number of reporting and other obligations under the Anti-Money Laundering and Countering Financing of Terrorism Act 2009 (“AML/CFT Act”).

As our CHESS Depository Interests (“CDIs”) are quoted and traded on the ASX, we are also required to comply with the ASX Listing Rules and the ASX Corporate Governance Principles and Recommendations.

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

Other

Our operations in Taiwan and Ireland are regulated by the Financial Supervisory Commission of Taiwan and the Central Bank of Ireland, respectively. One of our subsidiaries also holds a business registration for cross-border discretionary investment management and investment advisory in South Korea as granted by Korea’s FSC.

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

Within the time period prescribed by the SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code or our Code of Business Conduct and any waivers thereof for directors or executive officers. The information on our website is not incorporated by reference into this report.

Corporate Information

We are a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK. Our registered address in Jersey, Channel Islands is 13 Castle Street, St Helier, Jersey JE1 1ES. Our principal business address is 201 Bishopsgate, London, EC2M 3AE, United Kingdom, and our telephone number is +44 (0) 20 7818 1818.

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

The outbreak and spread of COVID-19, a highly transmissible and pathogenic disease, has resulted in a widespread national and global public health crisis, which has had, and may continue to have, an adverse effect on our business, financial condition and results of operations. Infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government measures implemented in response to such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies, and capital markets in ways that cannot be foreseen, and such impacts could be significant and long term. In addition, these events and their aftermaths may cause investor fear and panic, which could further adversely affect in unforeseeable ways the operations and performance of the companies, sectors, nations, regions in which we invest and financial markets in general. The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, global economies and markets, and it has resulted in disruptions in commerce that continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global and national health concerns, and continued uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets; adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees and other third parties; and negatively impact our AUM, revenues, income, business and operations.

Like many other global investment management organizations, our business and the businesses of our asset management affiliates have been impacted by the ongoing COVID-19 pandemic. The global spread of COVID-19 and the governmental actions and economic effects resulting from the pandemic have had negative impacts on our business and operations, including concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased cybersecurity risks. The economic impact of COVID-19 has caused, and may continue to cause, decreases and fluctuations in our AUM, revenues and income; increased liquidity risks and redemptions in our funds and other products (which could result in difficulties obtaining cash to settle redemptions); poor investment performance of our products and corporate investments; increased focus on expense management, capital resources and related planning; and could cause reputational harm, legal claims and other factors that may arise or develop.

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

The pandemic continues to evolve, and it is not possible to predict the extent to which COVID-19, or any inability of the global economy to recover from it successfully, will adversely impact our business, liquidity, capital resources, and financial results and operations. Any such impacts will depend on numerous developing factors that are highly uncertain and rapidly changing, including the duration of the pandemic, the actions taken by governmental authorities to contain its financial and economic impact, the continued or renewed implementation of travel advisories and restrictions, the efficacy and availability of vaccines, and the extent of the pandemic’s disruption to supply chains and economic markets. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our risk factors below, which may be heightened by COVID-19.

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

Factors that could cause our AUM and revenue to decline include the following:

●	Declines in equity markets. Our AUM is concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, inflation, and geopolitical and economic risks. Declines in the equity markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●	Declines in fixed income markets. Fixed income investment products may decline in value as a result of various factors, principally increases in interest rates (partly due to inflationary expectations), changes in currency exchange rates, changes in relative yield among instruments with different maturities, geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations. Declines in the fixed income markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●	Investment performance. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our business. Strong investment performance has historically stimulated sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has, in the past, and could in the future, lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of our AUM and reducing our management fees, and may have an adverse effect on our revenue and net income. In addition, certain of our investment products are subject to performance fees that are based either on investment performance as compared to an established benchmark index or on positive absolute return over a specified period of time. If our investment products that are subject to performance fees underperform,

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

The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have, in the past, resulted in significant decreases in our AUM, revenues and income, and future declines may negatively impact our financial results. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.

Disruptions in the markets, to market participants and to the operations of third parties whose functions are integral to our ETF platforms may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

The trading price of an ETF’s shares or units fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares or units normally will trade at prices close to the ETF’s net asset value (“NAV”), exchange prices may deviate significantly from the NAV. ETF market prices are subject to numerous potential risks, including significant market volatility; imbalances in supply and demand; trading halts invoked by a stock exchange; and the inability or unwillingness of market markers, authorized participants, or settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively. If market events lead to instances where an ETF trades at prices that deviate significantly from the ETF’s NAV or indicative value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and sell their holdings, which may cause the ETFs AUM, revenue and earnings to decline.

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

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (“UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2021, the UK Pension Scheme had a surplus of $2.7 million on a technical provision basis. Our funding obligations for the UK Pension Scheme may be adversely affected by many factors, including poorer than expected long-term return on plan assets, longer life expectancy, changes in actuarial assumptions by reference to which our contributions are assessed, such as changes to assumptions on interest rates and inflation, changes to the regulatory regime for funding defined benefit pension schemes in the UK and other factors. We may also be subject to obligations to contribute funds or take other action imposed by the Pension Protection Fund in connection with the UK Pension Scheme. If we were required to increase our contributions in the future to cover any increased funding shortfall, levy by the Pension Protection Fund and/or expenses in the UK Pension Scheme, our results and financial condition could be adversely affected.

The global scope of our business subjects us to currency exchange rate risk that may adversely impact revenue and income.

We generate a substantial portion of our revenue in pounds sterling, euro (“EUR”) and Australian dollars (“AUD”). As a result, we are subject to foreign currency exchange risk relative to the U.S. dollar (“USD”), our financial reporting currency, through our non-U.S. operations, including through our exposure to non-USD income, expenses, assets and liabilities of our overseas subsidiaries, as well as net assets and liabilities denominated in a currency other than USD. Fluctuations in the exchange rates to the USD may affect our financial results from one period to the next. In addition, there is risk associated with the foreign exchange revaluation of balances held by certain of our subsidiaries for which the local currency is different from our functional currency.

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

The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is characterized by the frequent movement of portfolio managers, analysts and salespeople among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could affect our ability to retain key personnel and could result in legal claims. To retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense. Laws and regulations could impose restrictions on the amount of compensation paid by financial institutions as well as the processes for paying and deferring compensation, which could restrict our ability to compete effectively for qualified professionals. There can be no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key personnel, particularly those personnel responsible for managing client funds that account for a high proportion of our revenue, could cause us to lose clients, which could have a material adverse effect on our AUM, results of operations and financial condition. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

On November 18, 2021, we announced that Richard M. Weil had provided notice of his intention to retire as our Chief Executive Officer and a member of our Board of Directors, effective as of March 31, 2022. From the period commencing on March 31, 2022, and ending on June 30, 2022, Mr. Weil will remain an employee of the Company and serve as non-executive special advisor to the Company and its affiliates assisting in the transition of the Chief Executive Officer duties. The search for and transition to a new Chief Executive Officer may result in disruptions to our business and uncertainty among our clients, employees and investors, which could adversely impact our business and results of operations.

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

In addition, international trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Local regulatory environments and may vary widely in terms of scope, adequacy and sophistication. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain our authorizations in their respective markets. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other, more internationally focused distributors. As our business grows in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets may have a negative impact on the long-term investment climate in these and other areas, and, as a result, our AUM and the revenue and income we generate from these markets may be negatively affected.

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

At December 31, 2021, our goodwill and intangible assets totaled $3,917.0 million. The value of these assets may not be realized for a variety of reasons, including significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our results of operations and financial condition.

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

Our expenses are subject to fluctuations that could materially affect our operating results.

Our results of operations are dependent on our level of expenses, which can vary significantly for many reasons, including:

●	Changes in the level and scope of our operating expenses in response to market conditions or regulations;
●	Variations in the level of total compensation expense due to changes in bonuses and stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, market performance and other factors;
●	Expenses incurred to support distribution of our investment strategies and services, develop new strategies and services, and enhance our technology, compliance and other infrastructure;
●	Impairments of intangible assets or goodwill; and
●	Impact of inflation.

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

Intech uses a proprietary investment process (which relates to approximately 9% of our AUM as of December 31, 2021), which is based on complex and proprietary mathematical models that seek to outperform various indices by capitalizing on the volatility in stock price movements while controlling trading costs and overall risk relative to the index. The maintenance of such models for current products and the development of new products are highly dependent on certain key Intech employees. If Intech is unable to retain key personnel or properly transition key personnel responsibilities to others, if the mathematical investment strategies developed by Intech fail to produce the intended results, or if errors occur in the development or implementation of Intech’s mathematical models, Intech may not deliver competitive performance, which could adversely affect our AUM, results of operations and financial condition, and could also result in legal claims against us or regulatory investigations with respect to our operations.

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

Our client service capabilities as well as our ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are significantly dependent on communication and information systems and services provided by third-party vendors. The ability to consistently and reliably obtain securities pricing information, process client transactions and provide reports and other client services to the shareholders of funds and other investment products we manage is essential to our operations. Any delays, errors or inaccuracies in pricing information, processing client transactions or providing reports, and any other inadequacies in other client service functions could impact client relationships, result in financial losses and potentially give rise to regulatory actions and claims against us.

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

Our ability to access the capital markets, as well as our borrowing costs under our credit facility, depends significantly on our credit ratings and credit outlook. Changes in our credit ratings or credit outlook, which are determined by rating agencies such as Standard & Poor’s (“S&P’s”) and Moody’s Investors Service, as well as global market volatility, could cause us to incur higher borrowing costs or to have greater difficulty in accessing the capital markets. In addition, volatility in global financial and capital markets may also affect our ability to access the capital markets in a timely manner.

Legal and Regulatory Risks

Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.

From time to time, we receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. In addition, from time to time, we are named as a party in litigation. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Among other things, such matters may result in fines, censure, legal damages, suspension of personnel, revocation of licenses and reputational damage, which may reduce our sales and increase redemptions. Eventual exposures from and expenses incurred relating to any examinations, investigations, litigation and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

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

The exit of the UK from the EU could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The UK’s withdrawal from the EU occurred on January 31, 2020, and the UK remained in the EU’s customs union and single market until December 31, 2020 (“Transition Period”). The UK and the EU agreed a Trade and Cooperation Agreement on December 24, 2020 (“TCA”), which was operative from the end of the Transition Period and which governs the UK’s relationship with the EU. While the TCA regulates a number of important areas, significant parts of the UK economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the UK's economy. A number of issues have been the subject of further bilateral negotiations. One of the subjects of these negotiations has been a memorandum of Understanding (“MoU”) between the EU and UK covering financial services. While a technical agreement on the MoU was reached on March 26, 2021, the text of the MoU has not been published, and ratification is subject to further agreement between the EU and the UK, which may not be forthcoming. As a result, the new relationship between the UK and the EU could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the UK and European economies, prejudice to financial services businesses such as ours that are conducting business in the EU and which are based in the UK, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. A failure to reach an agreement for a sustainable and practical financial services regulatory relationship between the UK and the EU, whether on the basis of equivalence, mutual recognition or otherwise, could harm our operations and returns.

Accordingly, and notwithstanding steps we took prior to the UK’s withdrawal from the EU and the end of the Transition Period, we may incur additional costs due to having to relocate or augment activities within the EU and carry out any related restructuring as well as incur additional costs to address potential new impediments to conducting EU business.

These and related issues, or a decline in trade between the UK and the EU, could affect the attractiveness of the UK as a global investment center and could have a detrimental impact on UK economic growth. Although we have a diverse international customer base, our results could be adversely affected by the market impacts of reduced UK economic growth and greater volatility in the pound sterling.

Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

We may not effectively manage risks associated with the replacement of benchmark indices.

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

The publication of non-USD LIBOR and one-week and two-month USD LIBOR ceased after December 31, 2021, and the remaining USD LIBOR tenors will cease immediately after June 30, 2023. As a result of LIBOR’s phase out, our credit facility was amended to incorporate the Secured Overnight Financing Rate (“SOFR”) as the successor rate to USD LIBOR and the Sterling Overnight Index Average ("SONIA") as the successor rate to GBP LIBOR. There are significant differences between how LIBOR and SOFR or SONIA are calculated, which could result in increased borrowing costs. It is not currently possible to determine precisely to what extent the withdrawal and replacement of LIBOR will affect us. However, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition.

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

The U.S. Congress is considering a variety of tax legislation proposals. Although the final form of such legislation, and whether it will ultimately be enacted, is uncertain, increases to the income tax rate or other changes to the tax law could materially impact our tax provision, cash tax liability, deferred income tax balances and effective tax rate. In addition, the pressure to generate tax revenue to offset economic relief measures due to the COVID-19 pandemic could increase the likelihood of adverse tax law changes being enacted.

As a result of the Merger, the IRS may assert that we are to be treated as a domestic corporation or otherwise subject to certain adverse consequences for U.S. federal income tax purposes.

Although we are a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK, the U.S. Internal Revenue Service (“IRS”) may assert that, as a result of the Merger, we should be treated as a U.S. corporation

(and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (“Section 7874”).

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

We have 27 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 130,000 square feet on a long-term lease that expires in 2028. We also have significant operations in Denver, Colorado, occupying approximately 162,000 square feet of office space in two separate locations. The primary office building in Denver accounts for 89% of the total square feet of office space in Denver, and its lease expires in 2025. The remaining 24 offices total approximately 97,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs. See Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplemental Data, for further information on our property leases.

ITEM 3.               LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 20 — Commitments and Contingencies: Litigation and Other Regulatory Matters.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JHG Common Stock

Our common stock is traded on the NYSE and our CDIs are traded on the ASX (symbol: JHG). On February 18, 2022, there were approximately 34,384 holders of record of our common stock.

The following graph illustrates the cumulative total shareholder return of our common stock over the five-year period ending December 31, 2021, the last trading day of 2021, and compares it to the cumulative total return on the S&P 500 Index(1) and to the S&P U.S. BMI Asset Management & Custody Banks Index.(2) The S&P 500 Index consists of 500 stocks chosen for market size, liquidity and industry group representation and is one of the most widely used benchmarks of U.S. equity performance. The S&P U.S. BMI Asset Management & Custody Banks Index is a market-value weighted index of 40 asset management companies. This represents the first year the S&P U.S. BMI Asset Management & Custody Banks Index was used as a benchmark in the cumulative shareholder return graph, due to the discontinuance of the asset management index disclosed historically. The comparison assumes a $100 investment on

December 31, 2016, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

(1) STANDARD & POOR’S®, S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC.

(2) As of December 31, 2021, the S&P U.S. BMI Asset Management & Custody Banks Index comprised the following companies: Affiliated Managers Group Inc.; Ameriprise Financial Inc.; Ares Management Corporation; Artisan Ptnrs Asset Mgmt Inc.; AssetMark Financial Hldgs Inc.; Associated Capital Group Inc.; BlackRock Inc.; Blackstone Inc.; Blucora Inc.; Blue Owl Capital Inc.; Bridge Invt Grp Hldgs; BrightSphere Invt Group Inc.; Cohen & Steers Inc.; Diamond Hill Investment Group; Federated Hermes Inc.; Focus Financial Partners Inc.; Franklin Resources Inc.; Galaxy Digital Holdings Ltd.; GAMCO Investors Inc.; Grosvenor Capital Mgmt L.P.; Hamilton Lane Inc.; Invesco Ltd.; Janus Henderson Group Plc; KKR & Co.; Manning & Napier Inc.; Northern Trust Corp.; Pzena Investment Mgmt Inc; Safeguard Scientifics Inc.; Sculptor Capital Mgmt Inc.; SEI Investments Co.; Silvercrest Asset Mgmt Group; State Street Corp.; StepStone Group; T. Rowe Price Group Inc.; The Bank New York Mellon; The Carlyle Group; Victory Capital Holdings Inc.; Virtus Investment Ptnrs Inc.; Westwood Holdings Group Inc.; and WisdomTree Investments Inc.

(3) Data Source: S&P Global Market Intelligence.

Common Stock Purchases

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life (“Block Repurchase”) for a total of approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. The Block Repurchase was authorized by the Board and is distinct from our Corporate Buyback Program. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

On July 28, 2021, the Board approved a new on-market share buyback program (“2021 Corporate Buyback Program”), pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2022 Annual General Meeting. We commenced repurchases under the 2021 Corporate Buyback Program in August 2021, and during the three months ended December 31, 2021, we repurchased 1,538,376 shares of our common stock and CDIs for $66.9 million.

Some of our executives and employees receive rights to receive shares of common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by using existing shares of common stock that we repurchased on-market (“Share Plans Repurchases”). These repurchases are in addition to the repurchases under the Corporate Buyback Program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the year ended December 31, 2021, our Share Plans Repurchases totaled 2,403,941 shares at an average price of $30.95.

During the first quarter of 2022, we intend to repurchase shares on-market for the annual share grants associated with the 2021 variable compensation payable to our employees.

The following table summarizes our on-market repurchases of common stock and CDIs during the three months ended December 31, 2021, and includes repurchases under the Corporate Buyback Program and Share Plans Repurchases.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
October 1, 2021, through October 31, 2021	2,289	$45.68	—	$125
November 1, 2021, through November 30, 2021	546,755	47.20	544,776	$99
December 1, 2021, through December 31, 2021	995,992	41.47	993,600	$58
Total	1,545,036	$43.50	1,538,376

ITEM 6 – [Reserved]

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

2021 SUMMARY

2021 Highlights

●	Solid long-term investment performance, with 54%, 58%, 76% and 84% of our AUM outperforming benchmarks on a one-, three-, five- and 10-year basis, respectively, as of December 31, 2021.

●	AUM increased to $432.3 billion, up 7.6% from the year ended December 31, 2020, due to positive markets, partially offset by net outflows.

●	2021 diluted earnings per share was $3.59, or $4.28 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	During the year ended December 31, 2021, we acquired 11.4 million shares of our common stock for $372.1 million, resulting from both our share buyback program and the Dai-ichi Life secondary offering.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2021, was $2,767.0 million, an increase of $468.4 million, or 20%, compared to the year ended December 31, 2020. Key drivers of the increase include the following:

●	An improvement of $395.3 million in management fees and $51.5 million in shareowner servicing fees due to an increase in average AUM primarily driven by market appreciation.

Total operating expenses for the year ended December 31, 2021, were $1,943.6 million, a decline of $197.2 million, or (9%), compared to operating expenses for the year ended December 31, 2020. Key drivers of the variance include the following:

●	A decrease of $391.8 million in intangible asset and goodwill impairment charges.

●	An increase of $87.2 million in distribution expenses driven by an improvement in average AUM.

●	An increase of $74.7 million in employee compensation and benefits due to higher variable compensation charges.

Operating income for the year ended December 31, 2021, was $823.4 million, an increase of $665.6 million, or 422%, compared to the year ended December 31, 2020. Our operating margin was 29.8% in 2021 compared to 6.9% in 2020.

Net income attributable to JHG for the year ended December 31, 2021, was $622.1 million, an increase of $460.5 million, or 285%, compared to the year ended December 31, 2020. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance include the following:

●

An increase of $146.2 million in our provision for income taxes, primarily due to the enactment of Finance Act 2021, which increased the UK corporation tax rate, as well as an increase in pre-tax income driven by fewer impairment charges of our goodwill and intangible assets.

●

Investment gains, net moved unfavorably by $56.7 million in 2021 compared to 2020, primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments and the consolidation of third-party ownership interests in seeded investment products.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2021:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	39%	37%	68%	81%
Fixed Income	91%	96%	96%	98%
Multi-Asset	99%	96%	96%	97%
Quantitative Equities	8%	58%	53%	21%
Alternatives	91%	100%	100%	100%
Total	54%	58%	76%	84%

Assets Under Management

Our AUM as of December 31, 2021, was $432.3 billion, an increase of $30.7 billion, or 7.6%, from December 31, 2020, driven primarily by market appreciation of $51.3 billion, partially offset by net redemptions of $16.2 billion.

Our non-USD AUM is primarily denominated in Great British pounds (“GBP”), EUR and AUD. During the year ended December 31, 2021, the USD strengthened against GBP, EUR and AUD, resulting in a $4.4 billion decrease in our AUM. As of December 31, 2021, approximately 31% of our AUM was non-USD-denominated.

VelocityShares ETNs and certain index products are not included within our AUM because we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $0.2 billion and $0.6 billion as of December 31, 2021 and 2020, respectively. VelocityShares index product assets not included within AUM totaled $1.9 billion and $2.7 billion as of December 31, 2021 and 2020, respectively.

Our AUM and flows by capability for the years ended December 31, 2021, 2020 and 2019, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability
Equities	$219.4	$34.7	$(43.9)	$(9.2)	$36.0	$(1.9)	$—	$244.3
Fixed Income	81.5	22.1	(21.0)	1.1	(1.1)	(1.9)	—	79.6
Multi-Asset	48.0	12.3	(8.1)	4.2	7.7	(0.2)	—	59.7
Quantitative Equities	42.0	0.6	(12.6)	(12.0)	8.0	—	—	38.0
Alternatives	10.7	4.7	(5.0)	(0.3)	0.7	(0.4)	—	10.7
Total	$401.6	$74.4	$(90.6)	$(16.2)	$51.3	$(4.4)	$—	$432.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By capability
Equities	$204.0	$32.8	$(49.1)	$(16.3)	$33.6	$2.2	$(4.1)	$219.4
Fixed Income	74.8	28.9	(30.0)	(1.1)	4.6	3.2	—	81.5
Multi-Asset	39.8	11.4	(7.9)	3.5	4.8	0.1	(0.2)	48.0
Quantitative Equities	45.2	2.4	(11.8)	(9.4)	6.0	0.2	—	42.0
Alternatives	11.0	2.8	(3.9)	(1.1)	0.2	0.5	0.1	10.7
Total	$374.8	$78.3	$(102.7)	$(24.4)	$49.2	$6.2	$(4.2)	$401.6

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2018	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2019
By capability
Equities	$167.6	$29.2	$(41.4)	$(12.2)	$47.8	$0.8	$—	$204.0
Fixed Income	72.4	22.1	(26.0)	(3.9)	5.4	0.9	—	74.8
Quantitative Equities	44.3	1.5	(12.3)	(10.8)	11.6	0.1	—	45.2
Multi-Asset	30.2	9.4	(6.3)	3.1	6.4	0.1	—	39.8
Alternatives	14.0	3.0	(6.6)	(3.6)	0.5	0.1	—	11.0
Total	$328.5	$65.2	$(92.6)	$(27.4)	$71.7	$2.0	$—	$374.8
(1)	Redemptions include the impact of client transfers, which could cause a positive balance on occasion.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.

(3)	Reclassifications relate to a reclassification of an existing fund from Equities to Alternatives, and disposals relate to the sale of Geneva Capital Management LLC (“Geneva”). Refer to Note 4 — Dispositions in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the sale.

Our AUM and flows by client type for the years ended December 31, 2021 and 2020, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2020	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2021
By client type:
Intermediary	$192.9	$56.9	$(54.8)	$2.1	$23.8	$(2.0)	$(1.8)	$215.0
Institutional	127.6	14.3	(29.6)	(15.3)	15.4	(2.3)	1.8	127.2
Self-directed	81.1	3.2	(6.2)	(3.0)	12.1	(0.1)	—	90.1
Total	$401.6	$74.4	$(90.6)	$(16.2)	$51.3	$(4.4)	$—	$432.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2019	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2020
By client type:
Intermediary	$172.7	$52.1	$(53.4)	$(1.3)	$21.5	$2.5	$(2.5)	$192.9
Institutional	132.1	23.0	(42.4)	(19.4)	13.1	3.5	(1.7)	127.6
Self-directed	70.0	3.2	(6.9)	(3.7)	14.6	0.2	—	81.1
Total	$374.8	$78.3	$(102.7)	$(24.4)	$49.2	$6.2	$(4.2)	$401.6

Average Assets Under Management

The following table presents our average AUM by capability for the years ended December 31, 2021, 2020 and 2019 (in billions):

	Average AUM	Average AUM	Average AUM
	Year ended	Year ended	Year ended
By capability	December 31, 2021	December 31, 2020	December 31, 2019
Equities	$236.4	$187.7	$189.4
Fixed Income	80.6	73.3	73.5
Multi-Asset	53.2	41.5	35.0
Quantitative Equities	41.3	40.2	47.1
Alternatives	10.5	10.0	12.1
Total	$422.0	$352.7	$357.1

Closing Assets Under Management

The following table presents our closing AUM by client location, as of December 31, 2021 (in billions):

Closing AUM
By client location	December 31, 2021
North America	$241.0
EMEA and Latin America	132.3
Asia Pacific	59.0
Total	$432.3

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. However, for non-U.S. equity securities held by the U.S. mutual funds, excluding ETFs, the quoted market prices may be adjusted to capture market movement between the time the local market closes and the NYSE closes. Other investments, including OTC derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), are valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the year ended December 31, 2021, compared to December 31, 2020. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

	Year ended December 31,			2021 vs.	2020 vs.
	2021	2020	2019	2020	2019
Revenue (in millions):
Management fees	$2,189.4	$1,794.1	$1,792.3	22%	0%
Performance fees	102.7	98.1	17.6	5%	n/m *
Shareowner servicing fees	260.7	209.2	185.4	25%	13%
Other revenue	214.2	197.2	197.1	9%	0%
Total revenue	$2,767.0	$2,298.6	$2,192.4	20%	5%
* n/m - Not meaningful.

Management fees

Management fees increased $395.3 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the impact of higher average AUM and an increase in management fee margins, which contributed $377.3 million and $23.6 million to the increase in management fees, respectively.

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

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2021 and 2020:

	Year ended
	December 31,		2021 vs.
	2021	2020	2020
Average net management fee margin (bps):
Equities	56.1	55.8	1%
Fixed Income	29.1	27.7	5%
Multi-Asset	52.9	52.1	2%
Quantitative Equities	16.5	18.7	(12)%
Alternatives	68.4	66.3	3%
Total average	47.0	45.6	3%

Total average net management fee margins increased by 1.4 bps, or 3%, from 2020 to 2021. Net management fee margins were higher in 2021 primarily due to a product mix shift toward higher yielding products.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other product range performance fees are recognized on a quarterly or annual basis. The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund compared to a specified benchmark index. Performance fees by product type consisted of the following for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year ended December 31,
	2021	2020	2019
Performance fees (in millions):
SICAVs	$63.7	$17.6	$1.7
UK OEICs and unit trusts	19.2	10.5	0.3
Offshore absolute return funds and other funds	14.5	11.0	0.4
Segregated mandates	6.9	72.1	30.6
Investment trusts	14.3	—	—
U.S. mutual funds	(15.9)	(13.1)	(15.4)
Total performance fees	$102.7	$98.1	$17.6

For the year ended December 31, 2021, performance fees increased $4.6 million compared to the year ended December 31, 2020, primarily due to a $69.1 million improvement in performance fee crystallizations within SICAVs, UK OEICs and unit trusts, and investment trusts. The strategies contributing to the improvement in the performance of SICAVs were primarily the Absolute Return Strategy and European Equities. These increases were partially offset by a $65.2 million decrease in performance fees from segregated mandates during the year ended December 31, 2021, compared to the year ended December 31, 2020.

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

			Offshore
			Absolute
		UK OEICs and	Return Funds	Segregated	Investment	U.S. Mutual
	SICAVs	Unit Trusts	and Other	Mandates	Trusts	Funds
Performance Fees
Year ended December 31, 2021	$63.7	$19.2	$14.5	$6.9	$14.3	$(15.9)
Year ended December 31, 2020	$17.6	$10.5	$11.0	$72.1	$—	$(13.1)
Year ended December 31, 2019	$1.7	$0.3	$0.4	$30.6	$—	$(15.4)

Number of funds that earned performance fees
Year ended December 31, 2021(1)	14	2	9	17	3	17
Year ended December 31, 2020(1)	12	3	9	36	—	17
Year ended December 31, 2019(1)	12	2	7	42	—	17

AUM generating performance fees (in billions)
AUM at December 31, 2021, generating FY21 performance fees	$14.7	$2.0	$1.5	$12.4	$2.7	$66.1
AUM at December 31, 2020, generating FY20 performance fees	$7.7	$2.3	$0.9	$37.8	$—	$57.1
AUM at December 31, 2019, generating FY19 performance fees	$2.5	$—	$0.6	$30.1	$—	$48.3

Number of funds eligible to earn performance fees
As of December 31, 2021	19	2	10	38	4	15
As of December 31, 2020	20	2	12	47	4	17
As of December 31, 2019	26	3	9	66	4	17

AUM subject to performance fees (in billions)
AUM at December 31, 2021, subject to FY21 performance fees	$12.9	$2.0	$2.4	$45.5	$3.0	$66.1
AUM at December 31, 2020, subject to FY20 performance fees	$12.9	$1.9	$0.9	$44.4	$3.0	$57.1
AUM at December 31, 2019, subject to FY19 performance fees	$13.5	$2.5	$0.8	$45.3	$2.3	$48.3

Uncrystallized performance fees (in billions)
AUM at December 31, 2021, with an uncrystallized performance fee at December 31, 2021, vesting in 2022 (2)	$4.5	$2.0	$0.2	n/a	$1.4	n/a
AUM at December 31, 2020, with an uncrystallized performance fee at December 31, 2020, vesting in 2021 (2)	$1.5	$1.7	$0.1	n/a	$1.6	n/a
AUM at December 31, 2019, with an uncrystallized performance fee at December 31, 2019, vesting in 2020 (2)	$2.4	$—	$0.1	n/a	$1.2	n/a

Performance fee participation rate percentage (3)	10%-20%	15%-20%	10%-20%	5%-28%	15%	+/−0.15%

Performance fee frequency	Annually and quarterly	Annually	Annually and quarterly	Annually and quarterly	Annually	Monthly

Performance fee methodology (4)	Relative plus HWM	Relative/Absolute plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative plus HWM

(1)	For offshore absolute return funds, this excludes funds earning a performance fee on redemption and only includes those with a period-end crystallization date. Also, the number of funds that earned a performance fee during the year can exceed the number of funds eligible to earn a performance fee at the end of the year due to fund closures.
(2)	Reflects the total AUM of all funds with a performance fee opportunity at any point in the relevant year.
(3)	Participation rate related to non-U.S. mutual fund products reflects our share of outperformance. Participation rate related to U.S. mutual funds represents an adjustment to the management fee.
(4)	Relative performance is measured versus applicable benchmarks and is subject to a high water mark (“HWM”) for relevant funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees. For the year ended December 31, 2021, shareowner servicing fees increased $51.5 million compared to the year ended December 31, 2020, primarily due to an increase in mutual fund average AUM and fee margins, which contributed $41.6 million and $6.9 million to the increase in shareowner servicing fees, respectively.

For the year ended December 31, 2020, shareowner servicing fees increased $23.8 million compared to the year ended December 31, 2019, primarily due to an increase in mutual fund average AUM, which contributed a $21.7 million increase in certain servicing fees.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges, VelocityShares ETN fees and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased $17.0 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases of $19.7 million in 12b-1 distribution fees and other servicing fees, and $7.5 million in general administration charges driven by an improvement in average AUM. These increases were partially offset by a $9.5 million decrease in ETN licensing fees due to the delisting and the ongoing liquidation of VelocityShares ETNs.

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

Operating Expenses

	Year ended December 31,			2021 vs.	2020 vs.
	2021	2020	2019	2020	2019
Operating expenses (in millions):
Employee compensation and benefits	$693.3	$618.6	$602.5	12%	3%
Long-term incentive plans	181.0	170.1	184.3	6%	(8)%
Distribution expenses	551.6	464.4	444.3	19%	5%
Investment administration	51.6	50.0	47.9	3%	4%
Marketing	31.7	19.6	31.1	62%	(37)%
General, administrative and occupancy	271.8	255.2	260.8	7%	(2)%
Impairment of goodwill and intangible assets	121.9	513.7	18.0	(76)%	n/m *
Depreciation and amortization	40.7	49.2	62.6	(17)%	(21)%
Total operating expenses	$1,943.6	$2,140.8	$1,651.5	(9)%	30%
* n/m - Not meaningful.

Employee compensation and benefits

Employee compensation and benefits increased by $74.7 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by increases of $59.0 million in variable compensation, mainly due to a higher annual bonus pool and other variable compensation, unfavorable foreign currency translation of $16.5 million, and annual and one-time base-pay increases of $10.1 million. These increases were partially offset by a decrease of $10.8 million in project charges driven by more internal labor costs capitalized during the year ended December 31, 2021.

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

Long-term incentive plans

Long-term incentive plan expenses increased by $10.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by a $7.2 million increase in mark-to-market adjustments related to mutual fund share awards and certain long-term incentive awards, unfavorable foreign currency translation of $5.0 million and $1.7 million in higher payroll taxes on vested awards. These increases were partially offset by a decrease of $3.0 million due to the roll-off of vested awards exceeding new awards during the year ended December 31, 2021.

Long-term incentive plan expenses decreased by $14.2 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by decreases of $14.5 million due to the roll-off of vested awards exceeding new awards and $2.0 million in mark-to-market adjustments related to mutual fund share awards and valuation adjustments for certain Intech long-term incentive awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased $87.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase of $88.7 million from an improvement in average AUM subject to distribution charges.

Distribution expenses increased $20.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase of $18.4 million driven by an improvement in average intermediary-sourced AUM. A $1.2 million increase in other international distribution expenses also contributed to the year-over-year increase in distribution expenses.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased by $1.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, and by $2.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. There were no significant items driving the increases in investment administration expenses year over year.

Marketing

Marketing expenses increased $12.1 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in marketing events, sponsorships and advertising campaigns during the year ended December 31, 2021.

During the year ended December 31, 2020, marketing expenses decreased $11.5 million, compared to the year ended December 31, 2019, primarily due to fewer marketing events and advertising campaigns during the COVID-19 pandemic.

General, administrative and occupancy

General, administrative and occupancy expenses increased $16.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an $11.9 million increase in information technology costs, driven by an increased investment in non-capitalizable hardware and software, and unfavorable foreign currency translation of $9.7 million. These increases were partially offset by decreases of $1.2 million in travel expenses as a result of reduced travel during the COVID-19 pandemic and $1.1 million in consultancy fees related to certain project costs during the year ended December 31, 2021.

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

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges decreased by $391.8 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease is primarily due to a $487.3 million impairment of our goodwill, certain mutual fund investment management agreements and client relationships, and a $26.4 million impairment of the VelocityShares ETN definite-lived intangible asset recognized during the year ended December 31, 2020. These decreases are partially offset by a $121.9 million impairment of certain indefinite-lived intangible assets and trademarks recognized during the year ended December 31, 2021. For more information, refer to Note 8 — Goodwill and Intangible Assets in Part II, Item 8, Financial Statements and Supplementary Data.

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

Depreciation and amortization

Depreciation and amortization expenses decreased $8.5 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a decrease in the amortization of intangible assets resulting from the sale of Geneva and the impairment of certain client relationships recognized during the year ended December 31, 2020, as well as a $3.5 million decrease in the depreciation of internally developed software during the year ended December 31, 2021.

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

Non-Operating Income and Expenses

	Year ended December 31,			2021 vs.	2020 vs.
	2021	2020	2019	2020	2019
Non-operating income and expenses (in millions):
Interest expense	$(12.8)	$(12.9)	$(15.1)	1%	15%
Investment gains, net	0.8	57.5	34.2	(99)%	68%
Other non-operating income, net	8.8	39.7	23.5	(78)%	69%
Income tax provision	(205.7)	(59.5)	(137.8)	n/m *	57%
* n/m - Not meaningful.

Interest expense

Interest expense decreased by $0.1 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, and by $2.2 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. There were no significant items driving the decreases in interest expenses year over year.

Investment gains, net

The components of investment gains, net for the years ended December 31, 2021, 2020 and 2019, were as follows (in millions):

	Year ended December 31,			2021 vs.	2020 vs.
	2021	2020	2019	2020	2019
Investment gains, net (in millions):
Seeded investment products and hedges, net	$2.0	$26.6	$3.5	(92)%	n/m *
Third-party ownership interests in seeded investment products	(8.0)	20.1	17.2	n/m *	17%
Long Tail Alpha investment	3.0	6.0	1.5	(50)%	n/m *
Deferred equity plan	2.8	2.1	9.5	33%	(78)%
Other	1.0	2.7	2.5	(63)%	8%
Investment gains, net	$0.8	$57.5	$34.2	(99)%	68%
* n/m - Not meaningful.

Investment gains, net moved unfavorably by $56.7 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. Movements in investment gains, net are primarily due to fair value adjustments in relation to our seeded investment products, deferred equity plan and consolidation of third-party ownership interests in seeded investment products. The carrying value of our seeded investment products increased $265.9 million since December 31, 2020.

Investment gains, net moved favorably by $23.3 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to fair value adjustments in relation to our seeded investment products and the consolidation of third-party ownership interests in seeded investment products.

Other non-operating income, net

Other non-operating income, net declined $30.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to a $16.2 million gain in relation to the sale of Geneva recognized during the year ended December 31, 2020, and $13.4 million of unfavorable foreign currency translation when comparing the year ended December 31, 2021, to the year ended December 31, 2020.

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

Income Tax Provision

Our effective tax rates for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year ended December 31,
	2021	2020	2019
Effective tax rate	25.1%	24.6%	23.6%

The effective tax rate for 2021 was impacted by the enactment of Finance Act 2021, which increased the UK corporation tax rate from 19% to 25% beginning in April 2023. As a result, the UK deferred tax assets and liabilities expected to be settled after 2023 were revalued from 19% to 25%, creating a non-cash deferred tax expense of $29.0 million. In addition, a reduction of income before taxes related to impairment charges did not have a direct impact on the effective tax rate as these amounts related to temporary differences that adjusted our deferred tax balances.

We anticipate our annual statutory tax rate will be in the 23% to 25% range in 2022. The primary influence driving the annual statutory tax rate above the average statutory tax rate for 2022 is the mix shift in regional profitability with different tax jurisdictions. Any tax legislative changes and new or proposed Treasury regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Net loss (income) attributable to noncontrolling interests

The components of net loss (income) attributable to noncontrolling interests for the years ended December 31, 2021, 2020 and 2019, were as follows (in millions):

	Year ended December 31,			2021 vs.		2020 vs.
	2021	2020	2019	2020		2019
Net loss (income) attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$8.0	$(20.1)	$(17.2)	n/m	*	(17)%
Majority-owned subsidiaries	(0.4)	(0.9)	(0.9)	56%		0%
Total net loss (income) attributable to noncontrolling interests	$7.6	$(21.0)	$(18.1)	n/m	*	(16)%

* n/m - Not meaningful.

Net loss (income) attributable to noncontrolling improved by $28.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, and declined by $2.9 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. Movements in net loss (income) attributable to noncontrolling interests primarily relate to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

2022 Outlook

Our philosophy of maintaining strong financial discipline while reinvesting in the business to deliver against our strategy of Simple Excellence continues in 2022. In 2022, areas of focus for reinvestment include distribution, technology and investment themes, such as environmental, social and governance factors (“ESG”). In addition, we expect an increase in spending on travel and entertainment where we plan for pandemic-related restrictions to ease. Non-compensation operating expenses are expected to increase in the low teens, on a percentage basis, while adjusted compensation to revenue ratio is expected to be in the low 40s in 2022.

Performance fees associated with U.S. mutual funds are expected to deteriorate in 2022. With flat performance in 2022, we expect the U.S. mutual fund performance fees of approximately negative $55 million on an annual basis.

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech, to a consortium comprised of Intech management and certain non-executive directors (“Management Buyout”). During the fourth quarter 2021, Intech contributed approximately $5 million to operating income.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the years ended December 31, 2021 and 2020 (in millions, except per share and operating margin data):

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Reconciliation of revenue to adjusted revenue
Revenue	$2,767.0	$2,298.6
Management fees	(205.9)	(183.8)
Shareowner servicing fees	(214.7)	(170.3)
Other revenue	(131.0)	(110.3)
Adjusted revenue(1)	$2,215.4	$1,834.2
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$1,943.6	$2,140.8
Employee compensation and benefits(2)	—	(2.3)
Long-term incentive plans(2)	0.4	0.5
Distribution expenses(1)	(551.6)	(464.4)
General, administrative and occupancy(2)	(10.8)	(11.0)
Impairment of goodwill and intangible assets(3)	(121.9)	(513.7)
Depreciation and amortization(3)	(7.8)	(12.4)
Adjusted operating expenses	$1,251.9	$1,137.5
Adjusted operating income	963.5	696.7
Operating margin(4)	29.8%	6.9%
Adjusted operating margin(5)	43.5%	38.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income (loss) attributable to JHG	$622.1	$161.6
Employee compensation and benefits(2)	—	2.3
Long-term incentive plans(2)	(0.4)	(0.5)
General, administrative and occupancy(2)	10.8	11.0
Impairment of goodwill and intangible assets(3)	121.9	513.7
Depreciation and amortization(3)	7.8	12.4
Interest expense(6)	—	0.1
Investment gains (losses), net(6)	0.2	(1.4)
Other non-operating income (expenses), net(6)	(14.2)	(28.7)
Income tax provision(7)	(6.6)	(112.6)
Adjusted net income attributable to JHG	741.6	557.9
Less: allocation of earnings to participating stock-based awards	(21.1)	(16.4)
Adjusted net income attributable to JHG common shareholders	$720.5	$541.5
Weighted-average common shares outstanding — diluted (two class)	168.5	179.9
Diluted earnings per share (two class)(8)	$3.59	$0.87
Adjusted diluted earnings per share (two class)(9)	$4.28	$3.01
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

(2)	Adjustments primarily represent rent expense for subleased office space. In addition, the adjustment for the year ended December 31, 2021, includes a one-time charge related to the employee benefits trust. JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments also include impairment charges of our goodwill, certain mutual fund investment management contracts, client relationships and trademarks. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments primarily represent contingent consideration adjustments associated with prior acquisitions. JHG management believes these expenses do not represent our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible. The impairment of goodwill and intangible assets impacted both periods but the impact was more significant in 2020. In addition, the 2021 adjustment includes non-cash deferred tax expense resulting from the revaluation of certain UK deferred tax assets and liabilities due to the enactment of the Finance Act 2021, which increased the UK corporation tax rate from 19% to 25% beginning in April 2023.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2021 and 2020 (in millions):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents held by the Company	$1,106.0	$1,096.9
Investment securities held by the Company	$551.0	$407.6
Fees and other receivables	$351.6	$373.6
Debt	$310.4	$313.3

Cash and cash equivalents consist primarily of cash at banks held in money market funds. Cash and cash equivalents exclude cash held by consolidated variable interest entities (“VIEs”) and consolidated voting rights entities (“VREs”), and investment securities exclude noncontrolling interests as these assets are not available for general corporate purposes.

Investment securities held by us represent seeded investment products (exclusive of noncontrolling interests), investments related to deferred compensation plans and other less significant investments.

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Cash Flows

A summary of cash flow data for the years ended December 31, 2021, 2020 and 2019, was as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Cash flows provided by (used for):
Operating activities	$895.4	$645.7	$463.2
Investing activities	(283.3)	129.4	(389.3)
Financing activities	(588.1)	(491.0)	(207.0)
Effect of exchange rate changes on cash and cash equivalents	(13.5)	27.5	13.0
Net change in cash and cash equivalents	10.5	311.6	(120.1)
Cash balance at beginning of period	1,108.1	796.5	916.6
Cash balance at end of period	$1,118.6	$1,108.1	$796.5

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash (used for) provided by investing activities for the years ended December 31, 2021, 2020 and 2019, was as follows (in millions):

	Year ended December 31,
	2021	2020	2019
(Purchases) sales of investment securities, net	$(177.1)	$134.8	$1.5
Purchases of investment securities by consolidated seeded investment products, net	(97.4)	(20.2)	(320.8)
Purchase of property, equipment and software	(10.4)	(17.8)	(37.8)
Cash paid on settled seed capital hedges, net	(27.0)	(11.6)	(34.9)
Receipt of contingent consideration payments from sale of Geneva	25.4	3.2	—
Proceeds from sale of Geneva	—	38.4	—
Other	3.2	2.6	2.7
Cash (used for) provided by investing activities	$(283.3)	$129.4	$(389.3)

Cash outflows from investing activities were $283.3 million during the year ended December 31, 2021, and cash inflows from investing activities were $129.4 million during the year ended December 31, 2020. Cash outflows from investing activities during the year ended December 31, 2021, were primarily due to net purchases of investment securities and net purchases of investment securities by consolidated seeded investment products. When comparing the year ended

December 31, 2021, to the year ended December 31, 2020, the change in cash (used for) provided by investing activities was primarily due to increases in the net purchases of investment securities, net purchases of investment securities by consolidated seeded investment products and net cash paid to settle hedges related to our seed capital hedge program. These increases were partially offset by the receipt of contingent consideration payments related to the sale of Geneva recognized during the year ended December 31, 2021, and proceeds from the sale of Geneva recognized during the year ended December 31, 2020.

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

Financing Activities

Cash used for financing activities for the years ended December 31, 2021, 2020 and 2019, was as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Dividends paid to shareholders	$(256.0)	$(262.9)	$(272.4)
Third-party sales (purchases) in consolidated seeded investment products, net	100.3	(34.0)	320.8
Purchase of common stock for stock-based compensation plans	(71.8)	(49.1)	(39.0)
Purchase of common stock from Dai-ichi Life and share buyback program	(372.1)	(130.8)	(199.9)
Payment of contingent consideration	—	(13.8)	(14.1)
Proceeds from stock-based compensation plans	12.5	1.0	—
Other	(1.0)	(1.4)	(2.4)
Cash used for financing activities	$(588.1)	$(491.0)	$(207.0)

Cash outflows from financing activities were $588.1 million and $491.0 million during the years ended December 31, 2021 and 2020, respectively. Cash outflows from financing activities during the year ended December 31, 2021, were primarily due to purchases of common stock from Dai-ichi Life, the share buyback program and stock-based compensation plans, and dividends paid to shareholders, partially offset by net sales of investment securities within consolidated seeded investment products. When comparing the year ended December 31, 2021, to the year ended December 31, 2020, the change in cash used for financing activities was primarily due to the purchase of common stock from Dai-ichi Life and the purchase of common stock for stock-based compensation plans. These increases were partially offset by net sales of investment securities within consolidated seeded investment products.

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

Other Sources of Liquidity

At December 31, 2021, we had a $200 million unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024. Additionally, as a result of LIBOR’s phase out, our credit facility was amended to incorporate other short term borrowing rates. Specifically, the SOFR was designated as the successor rate to USD LIBOR and the SONIA was designated as the successor rate to GBP LIBOR. For more information, refer to Part I, Item 1A, Risk Factors.

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, the CFTC, the FCA and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Capital International Limited (“JCIL”). JCIL is included to meet the requirements of certain regulations under the Banking Consolidation Directive. The combined capital requirement is £198.4 million ($268.7 million), resulting in £296.4 million ($401.5 million) of capital above the requirement as of December 31, 2021, based upon internal calculations and taking into account the effect of dividends related to fourth quarter 2021 results that will be paid in early 2022. As of January 1, 2022, the FCA-supervised regulatory group is subject to the new Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). We have been preparing for these new rules and do not expect that our capital requirements will be materially impacted. Capital requirements in other jurisdictions are not significant in aggregate.

Contractual Obligations

Contractual obligations and associated maturities relate to debt, interest payments and finance and operating leases. As of December 31, 2021, our contractual obligations related to debt and interest payments was $352.4 million, with $14.6 million payable within 12 months. As of December 31, 2021, we had operating and finance lease payment obligations of $145.2 million, with $30.2 million payable within 12 months.

Short-Term Liquidity Requirements

Common Stock Purchases

On February 4, 2021, Dai-ichi Life announced its intention to sell all 30,668,922 shares of JHG common stock it owned by means of a registered secondary public offering. On February 9, 2021, Dai-ichi Life completed the secondary offering and as part of the offering, we repurchased 8,048,360 shares of common stock from Dai-ichi Life (“Block Repurchase”) for a total of approximately $230.0 million through Goldman Sachs & Co. LLC (“as underwriter”) at the price at which the shares of common stock were sold to the public in the secondary offering, less the underwriting discount. The Block Repurchase was authorized by the Board and is distinct from the Corporate Buyback Program. As a result of the completion of the secondary offering, Dai-ichi Life no longer owns any shares of JHG common stock. We did not receive any proceeds from Dai-ichi Life’s sale of common stock in the secondary offering.

On July 28, 2021, the Board approved the 2021 Corporate Buyback Program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2022 Annual General Meeting. We commenced repurchases under the 2021 Corporate Buyback Program in August 2021, and during the three months ended December 31, 2021, we repurchased 1,538,376 shares of our common stock and CDIs for $66.9 million.

Some of our executives and employees receive rights to receive shares of common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by using existing shares of common stock that we repurchased on-market (“Share Plans Repurchases”). These repurchases are in addition to the repurchases under the Corporate Buyback Program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the year ended December 31, 2021, our Share Plans Repurchases totaled 2,403,941 shares at an average price of $30.95.

During the first quarter of 2022, we intend to repurchase shares on-market for the annual share grants associated with the 2021 variable compensation payable to our employees.

Dividends

The payment of cash dividends is within the discretion of our Board and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2021, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.36	February 3, 2021	$61.7	March 3, 2021
$0.38	April 28, 2021	$65.0	May 27, 2021
$0.38	July 28, 2021	$64.8	August 25, 2021
$0.38	October 27, 2021	$64.5	November 24, 2021

On February 2, 2022, our Board declared a cash dividend of $0.38 per share. The quarterly dividend will be paid on February 28, 2022, to shareholders of record at the close of business on February 14, 2022.

Long-Term Liquidity Requirements

Expected long-term commitments as of December 31, 2021, include principal and interest payments related to our 4.875% Senior Notes due 2025 (“2025 Senior Notes”) and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

The main defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS” or the “Plan”), previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The December 31, 2021, triennial valuation of our defined benefit pension plan resulted in a surplus on a technical basis of $2.7 million. For more information, refer to Note 17 — Retirement Benefit Plans in Part II, Item 8, Financial Statements and Supplementary Data.

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

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. The critical accounting policies and estimates relate to the areas of investment securities, goodwill and intangible assets, retirement benefit plans and income taxes.

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

Indefinite-lived intangible assets primarily represent investment management agreements and trademarks. Investment management agreements without a contractual termination date are classified as indefinite-lived intangible assets based upon the following: (i) there is no legal or statutory limitation on the contract period to manage these investment products; (ii) we expect to, and have the ability to, operate these investment products indefinitely; (iii) the investment products have multiple investors and are not reliant on an individual investor or small group of investors for their continued operation; (iv) the current competitive environment does not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. The assumption that investment management agreements are indefinite-lived assets is reviewed at least annually or more frequently if facts and circumstances indicate that the useful life is no longer indefinite.

Definite-lived intangible assets represent certain other investment management contracts, which are amortized over their estimated lives using the straight-line method. The initial estimated lives of the definite-lived contracts vary and range from eight years to 21 years.

Impairment Testing

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. We chose to forego the qualitative test and instead perform a quantitative impairment test, determining the enterprise value of the reporting unit and comparing it to our equity balance (carrying amount). The results of the goodwill assessment revealed the estimated fair value of the reporting unit greater than the carrying value as of October 1, 2021. The most significant input into the enterprise value assessment is our stock price. As such, although our stock price at the date of our assessment resulted in significant headroom, we could be at risk of failing step one of the assessment in the future if the price of our stock declines significantly and the deterioration of the stock price becomes sustained. Outside of the indefinite-lived intangible assets that were impaired, detailed below, the remaining assets representing the majority of our intangible balance, have substantial headroom to impairment.

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

Certain indefinite-lived intangible assets composed of investment management agreements were tested for impairment in the second quarter 2021 due to a significant decrease in AUM and unfavorable changes in the forecast on this specific asset. A discounted cash flow (“DCF”) model was used to determine the estimated fair value of the investment management agreements. The results of the valuation indicated a negative estimated value. As such, the asset was fully impaired, and a $40.8 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2021 (post-impairment) to $0.

We also assessed our indefinite-lived intangible assets as part of the annual impairment assessment. A qualitative approach was used to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, a certain intangible asset composed of investment management agreements with a carrying value of $117.8 million as of October 1, 2021, required further review to determine if it was impaired. We prepared a DCF model to determine the estimated fair value of the intangible asset. The results of the valuation indicated a fair value of $43.0 million. As such, a $74.8 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2021 (post-impairment) to $43.0 million.

Some of the inputs used in the interim and annual DCF models required significant management judgment, including the discount rates, terminal growth rates, forecasted financial results and market returns.

Additionally, in conjunction with the indefinite-lived intangible asset annual impairment assessment, we considered the results of the AUM analysis included above to determine if there were indicators of impairment of our trademark intangible assets. Based on that qualitative assessment, certain trademarks with a $2.7 million carrying value as of October 1, 2021, required further review to determine if they were impaired. We prepared a DCF model to arrive at the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, we impaired the entire asset, and a $2.7 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2021 (post-impairment), to $0. As discussed above, some of the inputs in the DCF model require significant management judgment. For the remaining indefinite-lived intangible assets, we concluded it is more likely than not that the fair values of our intangible assets exceed their carrying values; no additional impairment was recorded.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no definite-lived intangible asset impairments identified during the year ended December 31, 2021.

Retirement Benefit Plans

We provide certain employees with retirement benefits through defined benefit plans.

The defined benefit obligation is determined annually by independent qualified actuaries using the projected unit credit method and is measured at the present value of the estimated future cash outflows using a discount rate based on AA-rated corporate bond yields of appropriate duration. The plan assets are recognized at fair value. The funded status of the defined benefit pension plan (“plan”), being the resulting surplus or deficit of defined benefit assets less liabilities, is recognized in the Consolidated Balance Sheets, net of any taxes that would be deducted at source.

Actuarial gains and losses arise as a result of differences between actual experience and actuarial assumptions. We have adopted the “10% corridor” method for recognizing actuarial gains and losses. This means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities and the assets of the scheme (“corridor”) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than this corridor are amortized to net income over the average remaining future working lifetime of the active members in the plan.

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

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Decrease in
funded status at
December 31, 2021
Discount rate: -0.1%	$13.5
Inflation: +0.1%	$1.8
Life expectancy: +1 year at age 65	$39.3
Market value of return seeking portfolio falls 25%	$87.1

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

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the “Management Fees” section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Certain U.S mutual funds contracts allow for negative performance fees where there is underperformance against the relevant index. In many cases, performance fees are subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year-over-year. We recognized performance fees of $102.7 million, $98.1 million and $17.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, $99.4 billion and $105.8 billion of AUM generated performance fees during the years ended December 31, 2021 and 2020, respectively.

Investment Securities

At December 31, 2021, we were exposed to market price risk as a result of investment securities on our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our investment securities subject to market price fluctuations as of December 31, 2021 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Investment securities:
Seeded investment products (including VIEs)	$646.6	$711.3	$581.9
Investments related to deferred compensation plans	50.3	55.3	45.3
Other	5.4	5.9	4.9
Total investment securities	$702.3	$772.5	$632.1

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

Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate market volatility of certain seeded investments. Market fluctuations are mitigated using derivative instruments, including futures, credit default swaps, index swaps and total return swaps. We also operate a rolling program of foreign currency forward contracts to mitigate the non-functional currency exposures arising from certain seed capital investments. We were party to the following derivative instruments as of December 31, 2021 and 2020 (in millions):

	Notional value
	December 31, 2021	December 31, 2020
Futures	$368.7	$164.5
Credit default swaps	$207.2	$166.2
Total return swaps	$55.0	$35.6
Foreign currency forward contracts and swaps	$415.6	$205.0

Changes in fair value of derivative instruments are recognized during the period in which they occur in investment gains, net in the Consolidated Statements of Comprehensive Income.

Derivative Instruments Used in Foreign Currency Hedging Program

In January 2021, we implemented a balance sheet foreign currency hedging program (“Program”) to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The Program is not designed to eliminate all impacts of foreign currency risk; rather it is designed to reduce income statement volatility. The Program utilizes foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps was $171.4 million at December 31, 2021. Changes in fair value of the derivatives are recognized in other non-operating income, net on our Consolidated Statements of Comprehensive Income.

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

The following table illustrates the impact of the below currencies weakening by 10% on all hedged and unhedged financial assets and liabilities denominated in currencies material to us other than USD (in millions):

	December 31, 2021		December 31, 2020
		Other		Other
		comprehensive		comprehensive
	Net income	income	Net income	income
	attributable to	attributable to	attributable to	attributable to
	JHG	JHG	JHG	JHG
Great British pound	$(13.8)	$197.8	$(7.3)	$188.8
Australian dollar	$(1.3)	$17.0	$0.3	$26.1
Euro	$(2.8)	$7.4	$1.6	$7.5

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP (PCAOB ID 238)	58
Management’s Report on Internal Control Over Financial Reporting	61
Consolidated Balance Sheets as of December 31, 2021 and 2020	62
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	64
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019	65
Notes to the Consolidated Financial Statements	66
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Certain Indefinite-Lived Intangible Assets Composed of Investment Management Agreements

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s net intangible assets balance of $2,542.7 million as of December 31, 2021 is net of $121.9 million of impairment recognized in 2021, and includes indefinite-lived investment management agreements, indefinite-lived trademarks and definite-lived client relationships. The indefinite-lived intangible asset balance related to investment management agreements was $2,114.8 million as of December 31, 2021, which is net of $115.6 million of impairment recognized in 2021. Management performs its annual impairment assessment of indefinite-lived intangible assets as of October 1 of each year, or more frequently if changes in circumstances indicate that the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, an impairment is recognized. During the second quarter of 2021, management performed an interim impairment assessment on a certain indefinite-lived intangible asset composed of investment management agreements due to a significant decrease in assets under management and unfavorable changes in the forecast on this specific asset. A discounted cash flow model was used to determine the estimated fair value of the investment management agreements. The results of the discounted cash flow model revealed a fair value of nil and management therefore impaired the entire $40.8 million balance of the intangible asset. As part of management’s annual impairment assessment, management used a qualitative approach to determine the likelihood of impairment of indefinite-lived intangible assets, with assets under management being the focus of the assessment. After reviewing the results of the qualitative assessment, a certain intangible asset composed of investment management agreements with a carrying value of $117.8 million as of October 1, 2021 required further review to determine if it was impaired. Management prepared a discounted cash flow model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset and a $74.8 million impairment was recorded. Some of the inputs used in the interim and annual discounted cash flow models required significant management judgment, including the discount rates, terminal growth rates, forecasted financial results and market returns.

The principal considerations for our determination that performing procedures relating to the impairment assessments of certain indefinite-lived intangible assets composed of investment management agreements is a critical audit matter are (i) the significant judgment by management when determining the fair value of certain indefinite-lived intangible assets and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted financial results and market returns.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of intangible assets, including controls over the valuation of certain indefinite-lived intangible assets composed of investment management agreements. These procedures also included, among others (i) testing management’s process for determining the fair value of certain indefinite-lived intangible assets composed of investment management agreements; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to the forecasted financial results and market returns. Evaluating management’s significant assumptions related to the forecasted financial results and market returns involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of investment companies subject to the investment management agreements; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 24, 2022

We have served as the Company’s auditor since 2019.

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

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2021, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2021, as stated in Item 8 of this Annual Report on Form 10-K.

February 24, 2022

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,107.3	$1,099.7
Investment securities	451.4	268.1
Fees and other receivables	351.6	373.6
OEIC and unit trust receivables	84.4	114.7
Assets of consolidated VIEs:
Cash and cash equivalents	11.3	8.4
Investment securities	250.9	214.6
Other current assets	2.1	3.5
Other current assets	150.2	111.1
Total current assets	2,409.2	2,193.7
Non-current assets:
Property, equipment and software, net	63.3	77.9
Intangible assets, net	2,542.7	2,686.3
Goodwill	1,374.3	1,383.9
Retirement benefit asset, net	165.1	191.3
Other non-current assets	172.9	157.7
Total assets	$6,727.5	$6,690.8

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$271.6	$232.1
Current portion of accrued compensation, benefits and staff costs	420.0	371.0
OEIC and unit trust payables	92.2	121.5
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	2.6	3.2
Total current liabilities	786.4	727.8

Non-current liabilities:
Accrued compensation, benefits and staff costs	45.7	53.7
Long-term debt	310.4	313.3
Deferred tax liabilities, net	619.2	627.4
Retirement benefit obligations, net	4.8	4.7
Other non-current liabilities	134.4	144.3
Total liabilities	1,900.9	1,871.2

Commitments and contingencies (See Note 20)

REDEEMABLE NONCONTROLLING INTERESTS	163.4	85.8

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 169,046,154 and 180,403,176 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	253.6	270.6
Additional paid-in-capital	3,771.8	3,815.0
Treasury shares, 1,133,934 and 2,548,063 shares held at December 31, 2021, and December 31, 2020, respectively	(55.1)	(107.3)
Accumulated other comprehensive loss, net of tax	(396.1)	(324.0)
Retained earnings	1,073.6	1,062.1
Total shareholders’ equity	4,647.8	4,716.4
Nonredeemable noncontrolling interests	15.4	17.4
Total equity	4,663.2	4,733.8
Total liabilities, redeemable noncontrolling interests and equity	$6,727.5	$6,690.8

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Data)

	Year ended December 31,
	2021	2020	2019
Revenue:
Management fees	$2,189.4	$1,794.1	$1,792.3
Performance fees	102.7	98.1	17.6
Shareowner servicing fees	260.7	209.2	185.4
Other revenue	214.2	197.2	197.1
Total revenue	2,767.0	2,298.6	2,192.4
Operating expenses:
Employee compensation and benefits	693.3	618.6	602.5
Long-term incentive plans	181.0	170.1	184.3
Distribution expenses	551.6	464.4	444.3
Investment administration	51.6	50.0	47.9
Marketing	31.7	19.6	31.1
General, administrative and occupancy	271.8	255.2	260.8
Impairment of goodwill and intangible assets	121.9	513.7	18.0
Depreciation and amortization	40.7	49.2	62.6
Total operating expenses	1,943.6	2,140.8	1,651.5
Operating income	823.4	157.8	540.9
Interest expense	(12.8)	(12.9)	(15.1)
Investment gains, net	0.8	57.5	34.2
Other non-operating income, net	8.8	39.7	23.5
Income before taxes	820.2	242.1	583.5
Income tax provision	(205.7)	(59.5)	(137.8)
Net income	614.5	182.6	445.7
Net loss (income) attributable to noncontrolling interests	7.6	(21.0)	(18.1)
Net income attributable to JHG	$622.1	$161.6	$427.6

Earnings per share attributable to JHG common shareholders:
Basic	$3.60	$0.87	$2.21
Diluted	$3.59	$0.87	$2.21
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(50.1)	$71.8	$74.7
Actuarial losses	(22.4)	(29.5)	(5.6)
Other comprehensive income (loss), net of tax	(72.5)	42.3	69.1
Other comprehensive loss (income) attributable to noncontrolling interests	0.4	0.8	(12.7)
Other comprehensive income (loss) attributable to JHG	$(72.1)	$43.1	$56.4
Total comprehensive income	$542.0	$224.9	$514.8
Total comprehensive loss (income) attributable to noncontrolling interests	8.0	(20.2)	(30.8)
Total comprehensive income (loss) attributable to JHG	$550.0	$204.7	$484.0

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2021	2020	2019
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$614.5	$182.6	$445.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.7	49.2	62.6
Impairment of goodwill and intangible assets	121.9	513.7	18.0
Deferred income taxes	(2.2)	(104.8)	(4.7)
Stock-based compensation plan expense	68.2	66.7	74.2
Impairment of right-of-use operating asset	—	1.3	4.7
Gain on sale of Geneva	—	(16.2)	—
Investment gains, net	(0.8)	(57.5)	(34.2)
Contributions to pension plans in excess of costs recognized	1.2	(4.6)	1.0
Contingent consideration fair value adjustment	—	(7.1)	(20.0)
Other, net	(8.4)	(20.5)	(11.1)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	1.0	7.6	0.4
Other assets	(44.1)	(53.4)	(16.4)
Other accruals and liabilities	103.4	88.7	(57.0)
Net operating activities	895.4	645.7	463.2
Investing activities:
Sales (purchases) of:
Investment securities, net	(177.1)	134.8	1.5
Property, equipment and software	(10.4)	(17.8)	(37.8)
Investment securities by consolidated seeded investment products, net	(97.4)	(20.2)	(320.8)
Cash paid on settled seed capital hedges, net	(27.0)	(11.6)	(34.9)
Dividends received from equity-method investments	1.2	0.4	0.4
Receipt of contingent consideration payments from sale of Volantis	2.0	2.2	2.3
Receipt of contingent consideration payments from sale of Geneva	25.4	3.2	—
Proceeds from sale of Geneva	—	38.4	—
Net investing activities	(283.3)	129.4	(389.3)
Financing activities:
Proceeds from stock-based compensation plans	12.5	1.0	—
Purchase of common stock for stock-based compensation plans	(71.8)	(49.1)	(39.0)
Purchase of common stock from Dai-ichi Life and share buyback program	(372.1)	(130.8)	(199.9)
Dividends paid to shareholders	(256.0)	(262.9)	(272.4)
Payment of contingent consideration	—	(13.8)	(14.1)
Distributions to noncontrolling interests	(0.5)	(0.8)	(1.3)
Third-party sales (purchases) in consolidated seeded investment products, net	100.3	(34.0)	320.8
Principal payments under capital lease obligations	(0.5)	(0.6)	(1.1)
Net financing activities	(588.1)	(491.0)	(207.0)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(13.5)	27.5	13.0
Net change	10.5	311.6	(120.1)
At beginning of period	1,108.1	796.5	916.6
At end of period	$1,118.6	$1,108.1	$796.5
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6	$14.6
Cash paid for income taxes, net of refunds	$217.6	$159.0	$160.0
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,107.3	$1,099.7	$733.9
Cash and cash equivalents held in consolidated VIEs	11.3	8.4	62.6
Total cash and cash equivalents	$1,118.6	$1,108.1	$796.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance January 1, 2019	196.4	$294.6	$3,824.5	$(170.8)	$(423.5)	$1,314.5	$21.5	$4,860.8
Net income	—	—	—	—	—	427.6	(1.1)	426.5
Other comprehensive income	—	—	—	—	56.4	—	—	56.4
Dividends paid to shareholders ($1.44 per share)	—	—	0.1	—	—	(272.5)	—	(272.4)
Share buyback program	(9.4)	(14.1)	—	—	—	(185.8)	—	(199.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(33.8)	(5.2)	—	—	—	(39.0)
Vesting of stock-based compensation plans	—	—	(36.5)	36.5	—	—	—	—
Stock-based compensation plan expense	—	—	74.2	—	—	—	—	74.2
Balance at December 31, 2019	187.0	280.5	3,828.5	(139.5)	(367.1)	1,284.1	19.7	4,906.2
Net income	—	—	—	—	—	161.6	(1.5)	160.1
Other comprehensive income	—	—	—	—	43.1	—	—	43.1
Dividends paid to shareholders ($1.44 per share)	—	—	0.1	—	—	(263.0)	—	(262.9)
Share buyback program	(6.6)	(9.9)	—	—	—	(120.9)	—	(130.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Purchase of common stock for stock-based compensation plans	—	—	(45.4)	(3.7)	—	—	—	(49.1)
Vesting of stock-based compensation plans	—	—	(35.9)	35.9	—	—	—	—
Stock-based compensation plan expense	—	—	66.7	—	—	—	—	66.7
Proceeds from stock-based compensation plans	—	—	1.0	—	—	—	—	1.0
Balance at December 31, 2020	180.4	270.6	3,815.0	(107.3)	(324.0)	1,062.1	17.4	4,733.8
Net income	—	—	—	—	—	622.1	(1.5)	620.6
Other comprehensive loss	—	—	—	—	(72.1)	—	—	(72.1)
Dividends paid to shareholders ($1.50 per share)	—	—	0.1	—	—	(256.1)	—	(256.0)
Share buyback program	(11.4)	(17.0)	—	—	—	(355.1)	—	(372.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.6	—	0.6
Purchase of common stock for stock-based compensation plans	—	—	(70.3)	(1.5)	—	—	—	(71.8)
Vesting of stock-based compensation plans	—	—	(53.7)	53.7	—	—	—	—
Stock-based compensation plan expense	—	—	68.2	—	—	—	—	68.2
Proceeds from stock-based compensation plans	—	—	12.5	—	—	—	—	12.5
Balance at December 31, 2021	169.0	$253.6	$3,771.8	$(55.1)	$(396.1)	$1,073.6	$15.4	$4,663.2

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

Certain prior year amounts in our Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, intangible asset impairments recognized during the year ended December 31, 2019, that were previously classified in depreciation and amortization were reclassified to impairment of goodwill and intangible assets on the Consolidated Statements of Comprehensive Income. There is no change to total operating expenses as a result of this change in classification.

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

Consolidation of Investment Products

We perform periodic consolidation analyses of our seeded investment products to determine if the product is a VIE or a VRE. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and any de facto agent implications of our involvement with the product. Investment products that are determined to be VIEs are consolidated if we are the primary beneficiary of the product. VREs are consolidated if we hold the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by

JHG or third parties, or amendments to the governing documents of our investment products), management reviews and reconsiders its previous conclusion regarding the status of a product as a VIE or a VRE. Additionally, management continually reconsiders whether we are considered a VIE’s primary beneficiary and thus would be required to consolidate such product or discontinue consolidation of the VIE if we are no longer considered the primary beneficiary.

Variable Interest Entities

Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are considered VIEs. We review factors, including whether or not (i) the product has equity that is sufficient to permit it to finance its activities without additional subordinated support from other parties and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the product that most significantly impact the product’s economic performance, to determine if the investment product is a VIE. We reevaluate such factors as facts and circumstances change.

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

The following table presents depreciation expense for the December 31, 2021, 2020 and 2019 (in millions):

	Year ended
	December 31,
	2021	2020	2019
Depreciation expense	$23.5	$26.0	$23.5

Property, equipment and software as of December 31, 2021 and 2020, are summarized as follows (in millions):

	Depreciation	December 31,
	period	2021	2020
Furniture, fixtures and computer equipment	3-10 years	$24.8	$18.1
Leasehold improvements	Over the shorter of 20 years or the period of the lease	40.6	40.2
Computer software	3-7 years	92.1	91.4
Property, equipment and software, gross		$157.5	$149.7
Accumulated depreciation		(94.2)	(71.8)
Property, equipment and software, net		$63.3	$77.9

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

An impairment loss is recognized if the carrying value of the asset exceeds the fair value of the asset. The amount of the impairment loss is equal to the excess of the carrying amount over the fair value. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2021, 2020 and 2019.

Cloud Computing Arrangements

Costs paid to vendors for third-party cloud-based hosting services are recorded to other long-term assets and subsequently amortized to general, administration and occupancy expense on a straight-line basis over the life of the contract. Implementation costs incurred related to the cloud hosting arrangement are accounted for similarly to internal use software. Implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. We capitalize costs incurred during the application development stage to other long-term assets and subsequently amortize those costs to general, administration and occupancy expense on a straight-line basis over the life of the contract beginning when the asset is ready for its intended use.

Deferred Commissions

Initial sales commissions paid to financial intermediaries on sales of certain wholesale products are deferred and amortized over various periods, not exceeding four years. The amortization period is based on the average expected life of the product on which the commission is received. Deferred commissions are recognized as components of other current assets on the Consolidated Balance Sheets.

Equity Method Investments

Our investment in equity method investees, where we do not control the investee but can exert significant influence over the financial and operating policies (generally considered to be ownership between 20% and 50%), is accounted for using the equity method of accounting.

Investments are initially recognized at cost when purchased for cash or at the fair value of shares received where acquired as part of a wider transaction. The investments are subsequently carried at cost adjusted for our share of net income or loss and other changes in comprehensive income of the equity method investee, less any dividends or distributions received by us. The Consolidated Statements of Comprehensive Income includes our share of net income or loss for the year, or period of ownership, if shorter, within investment gains, net.

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

Investment Securities

Seeded Investment Products

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding. The primary purpose of seeded investment products is to generate an investment performance track record in a product to attract third-party investors. Seeded investment products are initially assessed for consolidation. If it is determined consolidation is required, the individual securities within the portfolio are accounted for as trading securities. If consolidation is not required, the fair value is determined using the number of shares held multiplied by the share price of the respective fund. The change in fair value of seeded investment products is recorded in investment gains, net on our Consolidated Statements of Comprehensive Income. Noncontrolling interests in seeded investment products represent third-party ownership interests and are included in investment securities on our Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

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

We maintain deferred compensation plans for certain highly compensated employees and members of the Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by us and our subsidiaries. We make no contributions to the plans. To protect against market variability of the liability, we create an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JHG. Changes in market value of the liability to participants are recognized as long-term incentive plans in our Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized in investment gains, net on our Consolidated Statements of Comprehensive Income.

Other Investment Securities

Other investment securities primarily represent investments in our fund products held by employee benefit trusts, certain investments in unconsolidated seed capital investments and certain investments in consolidated funds. Gains and losses arising from changes in the fair value of these securities are included within investments gains, net in the Consolidated Statements of Comprehensive Income. Where investments in our fund products are held against outstanding deferred compensation liabilities, any movement in the fair value of these assets and corresponding movements in the deferred compensation liability are recognized in the Consolidated Statements of Comprehensive Income.

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

Derivative Instruments

We may, from time to time, use derivative financial instruments to mitigate price, interest rate, foreign currency and credit risk. We do not designate derivative instruments as hedges for accounting purposes.

Derivative instruments are measured at fair value and classified as either other current assets or accounts payable and accrued liabilities on our Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded within investment gains, net in our Consolidated Statements of Comprehensive Income.

Our consolidated seed investments may also be party to derivative instruments. These derivative instruments are disclosed separately from our corporate derivative instruments. Refer to Note 11 — Fair Value Measurements.

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

Nonredeemable Noncontrolling Interests and Redeemable Noncontrolling Interests

Nonredeemable noncontrolling interests that are not subject to redemption rights are classified in permanent equity. Redeemable noncontrolling interests are classified outside of permanent equity on the Consolidated Balance Sheets and are measured at the estimated fair value as of the balance sheet date. Noncontrolling interests in consolidated seed investments are classified as redeemable noncontrolling interests where there is an obligation on the fund to repurchase units at the investor’s request. Refer to Note 15 — Noncontrolling Interests for further information.

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

Level 3 Fair Value Measurements

Our assets and liabilities measured at Level 3 are primarily deferred compensation liabilities that are held against investments in our fund products, where the significant valuation inputs are unobservable.

Details of inputs used to calculate the fair value of contingent deferred consideration can be found in Note 11 — Fair Value Measurements.

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

Stock-Based Compensation

We grant stock-based awards to certain employees, all of which are classified as equity settled stock-based payments. Equity settled stock-based payments are measured at the fair value of the shares at the grant date. The awards are expensed, with a corresponding increase in reserves, on a graded basis over the vesting period. Forfeitures are recognized as they occur.

The grant date fair value for stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to determine certain variables; the assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility are determined using historical Company data. The risk-free interest rate for options granted is based on the three-year UK treasury coupon at the time of the grant. The expected life of the stock options is the same as the service conditions applicable to all Company awards.

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

Contingent Consideration

Contingent consideration, resulting from business combinations, is recognized at fair value at the acquisition date as part of the business combination and discounted where the time value of money is material. The determination of the fair value is based on DCFs, with the key assumptions being the probability of meeting each performance target and the discount factor applied. When the contingent consideration meets the definition of a financial liability, it is subsequently remeasured to fair value at each reporting date through other non-operating income. Finance charges, where discounting has been applied, are also recognized through other non-operating income. See Note 11 — Fair Value Measurements for further information about contingent consideration on acquisitions taking place during the reporting period.

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

Net periodic benefit cost is recorded as a component of net income in the Consolidated Statements of Comprehensive Income and includes service cost, interest cost, expected return on plan assets and any actuarial gains and losses previously recognized as a component of other comprehensive income that have been amortized in the period. Net periodic benefit costs, with the exception of service costs, are recognized in other non-operating income, net in the Consolidated Statements of Comprehensive Income; service costs are recognized in employee compensation and benefits.

See Note 17 — Retirement Benefit Plans for further discussion of our pension plans.

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

Geneva

On December 3, 2019, Henderson Global Investors (North America), Inc. (“HGINA”), a subsidiary of the Company, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020.

Consideration included aggregate cash consideration of $38.4 million and contingent consideration (“Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income, net on the Consolidated Statements of Comprehensive Income during the year ended December 31, 2020.

In November 2021, we received $20.0 million from GCM Purchaser, LLC with the intention to buy out the remaining Earnout balances with a lump sum. Approximately $12.5 million went toward the remaining balance of the base earnout, and the remaining $7.5 million went toward the excess earnout payment which was recorded in other non-operating income, net on the Consolidated Statements of Comprehensive Income during the year ended December 31, 2021. As such, all consideration has been received, including the excess Earnout, and we do not expect to receive any additional contingent consideration related to the sale.

Management-Led Buyout of Quantitative Equities Subsidiary Intech

Subsequent to December 31, 2021, we made the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech, to a consortium composed of Intech management and certain non-executive directors (“Management Buyout”). As part of this decision, JHG and Intech will enter into a transition services agreement that provides for continuation of support services.

Note 5 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2021 and 2020, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	December 31,	December 31,
	2021	2020
Unconsolidated VIEs	$102.7	$9.6

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded on JHG’s Consolidated Balance Sheets, including our net interest in these products (in millions):

	December 31,	December 31,
	2021	2020
Investment securities	$179.6	$29.3
Cash and cash equivalents	1.3	2.8
Other current assets	0.7	0.4
Accounts payable and accrued liabilities	(1.2)	(0.1)
Total	$180.4	$32.4
Redeemable noncontrolling interests in consolidated VREs	(17.5)	—
JHG's net interest in consolidated VREs	$162.9	$32.4

The increase in consolidated VREs is primarily due to approximately $163.0 million of seed capital investments into certain ETF products in September 2021.

Third-party assets held in consolidated VREs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VREs to use in our operating activities or otherwise. In addition, the investors in the VREs have no recourse to the credit of JHG. Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	December 31,	December 31,
	2021	2020
Unconsolidated VREs	$56.6	$63.6

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 6 — Investment Securities

Our investment securities as of December 31, 2021 and 2020, are summarized as follows (in millions):

	December 31,	December 31,
	2021	2020
Seeded investment products:
Consolidated VIEs	$250.9	$214.6
Consolidated VREs	179.6	29.3
Unconsolidated VIEs and VREs	159.3	73.2
Separate accounts	56.7	63.5
Pooled investment funds	0.1	0.1
Total seeded investment products	646.6	380.7
Investments related to deferred compensation plans	50.3	96.5
Other investments	5.4	5.5
Total investment securities	$702.3	$482.7

Trading Securities

Net unrealized gains (losses) on investment securities held by us as of December 31, 2021, 2020 and 2019, are summarized as follows (in millions):

	Year ended
	December 31,
	2021	2020	2019
Unrealized gains (losses) on investment securities held at period end	$(0.2)	$69.8	$19.2

Investment Gains, Net

Investment gains, net on our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year ended December 31,
	2021	2020	2019
Seeded investment products and hedges, net	$2.0	$26.6	$3.5
Third-party ownership interests in seeded investment products	(8.0)	20.1	17.2
Long Tail Alpha investment	3.0	6.0	1.5
Deferred equity plan	2.8	2.1	9.5
Other	1.0	2.7	2.5
Investment gains, net	$0.8	$57.5	$34.2

Cash Flows

Cash flows related to our investment securities for the years ended December 31, 2021, 2020 and 2019, are summarized as follows (in millions):

	Year ended December 31,
	2021		2020		2019
		Sales,		Sales,		Sales,
	Purchases	settlements	Purchases	settlements	Purchases	settlements
	and	and	and	and	and	and
	settlements	maturities	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(100.4)	$3.0	$(103.9)	$83.7	$(903.3)	$582.5
Investment securities	(303.0)	125.9	(120.4)	255.2	(192.5)	194.0

Note 7 — Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market volatility of certain seeded investments by using index and commodity futures (“futures”), index swaps, total return swaps and credit default swaps. Foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts and swaps.

We were party to the following derivative instruments as of December 31, 2021 and 2020 (in millions):

	Notional value
	December 31, 2021	December 31, 2020
Futures	$368.7	$164.5
Credit default swaps	207.2	166.2
Total return swaps	55.0	35.6
Foreign currency forward contracts and swaps	415.6	205.0

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized during the period in which they occur in investment gains, net in our Consolidated Statements of Comprehensive Income.

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The derivative assets and liabilities as of December 31, 2021 and 2020, are summarized as follows (in millions):

	Fair value
	December 31, 2021	December 31, 2020
Derivative assets	$8.8	$9.1
Derivative liabilities	15.5	10.8

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also engage in short sales of securities. As of December 31, 2021 and 2020, the fair value of securities sold but not yet purchased was $3.1 million and $7.9 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities on our Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains, net on our Consolidated Statements of Comprehensive Income.

Derivative Instruments in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or in accounts payable and accrued liabilities on our Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains, net in our Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2021 and 2020 (in millions):

	Notional value
	December 31, 2021	December 31, 2020
Futures	$190.1	$57.0
Credit default swaps	6.1	1.5
Interest rate swaps	—	75.0
Options	0.1	0.5
Foreign currency forward contracts and swaps	22.1	56.1

Derivative Instruments Used in Foreign Currency Hedging Program

In January 2021, we implemented the Program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The Program is not designed to eliminate all impacts of foreign currency risk; rather it is designed to reduce income statement volatility. The Program utilizes foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps was $171.4 million at December 31, 2021. The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Consolidated Balance Sheets. The derivative assets as of December 31, 2021, are summarized as follows (in millions):

Fair Value
December 31, 2021
Derivative assets	$3.2

Changes in fair value of the derivatives are recognized in other non-operating income, net on our Consolidated Statements of Comprehensive Income, and we recognized a gain of $0.4 million during the year ended December 31, 2021. Foreign currency remeasurement is also recognized in other non-operating income, net on our Consolidated Statement of Comprehensive Income.

Note 8 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the years ended December 31, 2021 and 2020 (in millions):

	December 31,				Foreign currency	December 31,
	2020	Amortization	Disposal	Impairment	translation	2021
Indefinite-lived intangible assets:
Investment management agreements	$2,242.9	$—	$—	$(115.6)	$(12.5)	$2,114.8
Trademarks	373.2	—	—	(6.3)	(0.2)	366.7
Definite-lived intangible assets:
Client relationships	170.9	—	—	—	(2.5)	168.4
Accumulated amortization	(100.7)	(7.7)	—	—	1.2	(107.2)
Net intangible assets	$2,686.3	$(7.7)	$—	$(121.9)	$(14.0)	$2,542.7
Goodwill	$1,383.9	$—	$—	$—	$(9.6)	$1,374.3

	December 31,				Foreign currency	December 31,
	2019	Amortization	Disposal	Impairment	translation	2020
Indefinite-lived intangible assets:
Investment management agreements	$2,490.3	$—	$—	$(263.5)	$16.1	$2,242.9
Trademarks	380.8	—	—	(7.7)	0.1	373.2
Definite-lived intangible assets:
Client relationships	364.7	—	(79.3)	(119.0)	4.5	170.9
Accumulated amortization	(147.2)	(12.4)	61.4	—	(2.5)	(100.7)
Net intangible assets	$3,088.6	$(12.4)	$(17.9)	$(390.2)	$18.2	$2,686.3
Goodwill	$1,504.3	$—	$(23.5)	$(123.5)	$26.6	$1,383.9

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

Impairment Testing

During the first quarter of 2021, as part of our ongoing strategic initiatives and looking globally at delivering excellent service to our clients and positioning our business for success, we completed a review of Perkins. To right-size our product portfolio and better align with the changing needs of clients, certain strategies were closed and the funds were liquidated during the second quarter of 2021. The majority of the Perkins value equity strategies were unaffected by this reorganization and they have continued under the Janus Henderson brand. The Perkins brand was discontinued and the marketing efforts for value equity strategies were incorporated under the Janus Henderson brand. During the first quarter 2021, we impaired the entire balance of the intangible asset associated with the Perkins trademark. The impairment charge of $3.6 million is included in the table above and recorded in goodwill and intangible asset impairment charges on the Consolidated Statements of Comprehensive Income.

During the second quarter of 2021, we performed an interim impairment assessment on a certain indefinite-lived intangible asset composed of investment management agreements due to a significant decrease in AUM and unfavorable changes in the forecast on this specific asset. A DCF model was used to determine the estimated fair value of the investment management agreements. The results of the DCF model revealed a fair value of nil and we therefore impaired the entire $40.8 million balance of the intangible asset. The impairment charge is recorded in goodwill and intangible asset impairment charges on the Consolidated Statements of Comprehensive Income.

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1 of each year. For our 2021 assessment, we elected to perform step one of the goodwill impairment assessment comparing the estimated fair value of the reporting unit to its carrying value. We opted to use a market value approach to estimate the enterprise value of our sole reporting unit. The results of the assessment revealed the estimated fair value of the reporting unit was greater than the carrying value.

We also assessed our indefinite-lived and definite-lived intangible assets as part of our annual impairment assessment. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, a certain intangible asset composed of investment management agreements with a carrying value of $117.8 million as of October 1, 2021, required further review to determine if it was impaired. We prepared a DCF model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, a $74.8 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2021 (post-impairment), to $43.0 million.

Some of the inputs used in the interim and annual DCF models required significant management judgment, including the discount rates, terminal growth rates, forecasted financial results and market returns.

Additionally, in conjunction with the indefinite-lived intangible asset annual impairment assessment, we considered the results of the AUM analysis included above to determine if there were indicators of impairment of our trademark intangible assets. Based on that qualitative assessment, certain trademarks with a $2.7 million carrying value as of October 1, 2021 required further review to determine if they were impaired. We prepared a DCF model to arrive at the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, we impaired the entire asset and a $2.7 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2021 (post-impairment) to $0. As discussed above, some of the inputs in the DCF model require significant management judgment. For the remaining indefinite-lived intangible assets, we concluded it is more likely than not that the fair values of our intangible assets exceed their carrying values; no impairment was recorded.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no definite-lived intangible asset impairments identified during the year ended December 31, 2021.

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization	Amount
2022	$7.6
2023	7.3
2024	5.9
2025	5.9
2026	5.9
Thereafter	28.6
Total	$61.2

Note 9 — Leases

Our leases include operating and finance leases for property and equipment. Property leases include office space in the UK, Europe, the U.S. and the Asia Pacific region. Equipment leases include copiers and server equipment located throughout our office space. Our leases have remaining lease terms of one year to 10 years. Certain leases include options to extend or early terminate the leases; however, we currently do not intend to exercise these options, and they are not reflected in our lease assets and liabilities. The impact of operating and financing leases on our financial statements is summarized below.

Balance Sheet

Operating and financing lease assets and liabilities on our Consolidated Balance Sheets as of December 31, 2021 and 2020, consisted of the following (in millions):

Operating lease right-of-use assets:	December 31, 2021	December 31, 2020
Other non-current assets	$115.5	$121.8

Operating lease liabilities:
Accounts payable and accrued liabilities	$28.4	$26.8
Other non-current liabilities	104.6	117.8
Total operating lease liabilities	$133.0	$144.6

Finance lease right-of-use assets:
Property and equipment, cost	$15.4	$14.9
Accumulated depreciation	(13.4)	(12.9)
Property and equipment, net	$2.0	$2.0

Finance lease liabilities:
Accounts payable and accrued liabilities	$0.7	$0.5
Other non-current liabilities	1.4	1.6
Total finance lease liabilities	$2.1	$2.1

Statement of Comprehensive Income

The components of lease expense on our Consolidated Statements of Comprehensive Income during the years ended December 31, 2021 and 2020, are summarized below (in millions):

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Operating lease cost(1)	$30.2	$31.2

Finance lease cost:
Amortization of right-of-use asset(2)	$0.5	$0.9
Interest on lease liabilities(3)	—	0.1
Total finance lease cost	$0.5	$1.0

(1)	Included in general, administrative and occupancy on our Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization on our Consolidated Statements of Comprehensive Income.
(3)	Included in interest expense on our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK. During the years ended December 31, 2021 and 2020, we received the following from tenants (in millions):

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Sublease income	$7.2	$3.0

As collection of rents under the sublease is uncertain, we recognized impairments of a subleased ROU operating assets during the years ended December 31, 2021 and 2020, of the following (in millions):

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Impairment of a subleased right-of-use operating asset	$—	$1.4

Cash Flow Statement

Cash payments for operating and finance leases included in our Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, consisted of the following (in millions):

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Operating cash flows from operating leases	$27.9	$32.4
Financing cash flows from finance leases	$0.4	$0.7

Non-cash lease transactions during the year ended December 31, 2021 and 2020, included a $11.4 million and $1.2 million ROU asset and corresponding lease liability, respectively.

Supplemental Information

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

	Year ended	Year ended
Weighted-average remaining lease term (in months):	December 31, 2021	December 31, 2020
Operating leases	67	74
Finance leases	42	52

	Year ended	Year ended
Weighted-average discount rate(1):	December 31, 2021	December 31, 2020
Operating leases	4.2%	4.2%
Finance leases	3.5%	4.3%

(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions)	Operating leases	Finance leases
2022	$29.6	$0.6
2023	27.4	0.6
2024	26.0	0.6
2025	19.1	0.4
2026	14.5	—
Thereafter	26.4	—
Total lease payments	143.0	2.2
Less interest	10.0	0.1
Total	$133.0	$2.1

Note 10 — Equity Method Investments

Equity method investments of $16.3 million and $14.4 million were recognized on our Consolidated Balance Sheets within other non-current assets as of December 31, 2021 and 2020, respectively.

We hold interests in the following investments accounted for under the equity method:

	Country of
	incorporation		2021	2020
	and principal	Functional	percentage	percentage
	place of operation	currency	owned	owned
Long Tail Alpha	USA	USD	20%	20%

The share of net gain (loss) from equity method investments recognized within investment gains, net on our Consolidated Statements of Comprehensive Income, was a $3.0 million gain and $6.0 million gain during the years ended December 31, 2021 and 2020, respectively.

Note 11 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2021 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$585.4	$—	$—	$585.4
Investment securities:
Consolidated VIEs	216.8	26.2	7.9	250.9
Other investment securities	424.1	27.3	—	451.4
Total investment securities	640.9	53.5	7.9	702.3
Seed hedge derivatives	—	8.8	—	8.8
Derivatives in consolidated seeded investment products	—	0.6	—	0.6
Derivatives used in foreign currency hedging program	—	3.2	—	3.2
Volantis contingent consideration	—	—	0.9	0.9
Total assets	$1,226.3	$66.1	$8.8	$1,301.2
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.4	$—	$0.4
Securities sold, not yet purchased	3.1	—	—	3.1
Seed hedge derivatives	—	15.5	—	15.5
Long-term debt(1)	—	328.7	—	328.7
Deferred bonuses	—	—	50.5	50.5
Total liabilities	$3.1	$344.6	$50.5	$398.2
(1)	Carried at amortized cost on our Consolidated Balance Sheets and disclosed at fair value.

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

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by seeded investment products, investments in advised mutual funds, cash equivalents, securities sold, not yet purchased and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the NAV, which is considered a quoted price in an active market.

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

Level 3 Fair Value Measurements

Investment Securities

As of December 31, 2021 and 2020, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Volantis Contingent Consideration

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis (excluding one particular fund) for a period of three years following the sale. In addition, consideration for the sale included 50% of the first £12 million of performance fees generated by the excluded fund referenced above. As of December 31, 2021, the fund has not reached the £12 million performance fee threshold. As a result, this fee sharing arrangement will remain in effect until the performance threshold is reached.

As of December 31, 2021 and 2020, the fair value of the Volantis contingent consideration was $0.9 million and $2.8 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2021 and 2020, were as follows (in millions):

	Year ended December 31,
	2021	2020
Beginning of period fair value	$31.4	$12.8
Contingent consideration from sale of Geneva	—	20.5
Settlement of contingent consideration	(19.4)	(3.9)
Fair value adjustments	(6.6)	5.0
Purchases of securities	4.6	(3.1)
Sales of securities	(1.2)	—
Foreign currency translation	—	0.1
End of period fair value	$8.8	$31.4

Changes in fair value of our individual Level 3 liabilities for the years ended December 31, 2021 and 2020, were as follows (in millions):

	Year ended December 31,
	2021	2020
	Deferred	Contingent	Deferred
	bonuses	consideration	bonuses
Beginning of period fair value	$65.2	$21.2	$76.6
Fair value adjustments	6.8	(7.1)	2.7
Vesting of deferred bonuses	(53.0)	—	(49.5)
Amortization of deferred bonuses	31.5	—	33.2
Unrealized gains (losses)	—	0.3	—
Distributions	—	(13.8)	—
Foreign currency translation	—	(0.6)	2.2
End of period fair value	$50.5	$—	$65.2

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using DCF analysis that requires assumptions regarding projected future earnings and discount rates. We also measured the fair value of a certain indefinite-lived intangible asset during our interim impairment assessment completed during the second quarter of 2021 as well as our annual impairment assessment completed as of October 1, 2021.

Refer to Note 8 — Goodwill and Intangible Assets for additional information on the impairment assessments. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

The significant inputs used in both the second quarter and annual DCF analysis to calculate the fair value of the certain indefinite-lived intangible assets included the discount rate, terminal growth rate and forecasted financial results and market returns.

Discount rates of 9.1% and 11.3% were used to determine the fair value of the intangible assets in the second quarter and the annual assessment, respectively. The discount rate was calculated using a market participant approach with data from certain peer asset management companies. The discount rate also contemplated the risk-free rate and other premiums, such as the risk premium and company size premium.

The terminal growth rates used to determine the fair value of the intangible assets were based on the fundamentals of the business as well as varying external factors such as market positioning and industry growth expectations. The terminal growth rates were 1% and 3% for the second quarter and the annual assessment, respectively.

Note 12 — Debt

Our debt as of December 31, 2021 and 2020, consisted of the following (in millions):

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$310.4	$328.7	$313.3	$348.4

4.875% Senior Notes Due 2025

The 2025 Senior Notes have a principal value of $300.0 million as of December 31, 2021, and pay interest at 4.875% semiannually on February 1 and August 1, which is approximately $14.6 million per year. The Senior Notes include unamortized debt premium, net at December 31, 2021, of $10.4 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of JCG in relation to the 2025 Senior Notes.

Credit Facility

At December 31, 2021, we had a $200 million Credit Facility. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the SOFR in relation to any loan in USD; the SONIA in relation to any loan in GBP; the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR; or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in AUD. As a result of LIBOR’s phase out, our Credit Facility was amended to incorporate the SOFR as the successor rate to USD LIBOR and the SONIA as the successor rate to GBP LIBOR. For more information, refer to Part I, Item 1A, Risk Factors. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At December 31, 2021, we were in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 13 — Income Taxes

The components of our provision for income taxes for the years ended December 31, 2021, 2020 and 2019, are as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Current:
UK	$41.5	$18.1	$23.6
U.S., including state and local	154.0	136.4	110.7
International	12.4	9.8	8.2
Total current income taxes	207.9	164.3	142.5
Deferred:
UK	29.6	4.4	(0.4)
U.S., including state and local	(8.7)	(92.0)	(2.2)
International	(23.1)	(17.2)	(2.1)
Total deferred income taxes (benefits)	(2.2)	(104.8)	(4.7)
Total income tax expense	$205.7	$59.5	$137.8

The components of our total income before taxes for the years ended December 31, 2021, 2020 and 2019, are as follows (in millions):

	Year ended December 31,
	2021	2020	2019
UK	$220.3	$110.7	$80.1
U.S.	627.1	142.5	445.3
International	(27.2)	(11.1)	58.1
Total income before taxes	$820.2	$242.1	$583.5

We are a tax resident in the UK and are subject to the tax laws and regulations of that country. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations:

	Year ended December 31,
	2021	2020	2019
UK statutory corporation tax rate	19.0%	19.0%	19.0%
Effect of foreign tax rates	3.5	4.1	4.4
Equity-based compensation	0.2	2.2	1.1
Tax adjustments	0.4	0.5	0.2
Impact of changes in statutory tax rates on deferred taxes	3.5	2.8	—
Goodwill impairments	—	1.5	—
Taxes applicable to prior years	(1.4)	(2.4)	(0.5)
Other, net	(0.3)	(1.4)	—
Effective income tax rate, controlling interest	24.9%	26.3%	24.2%
Net income attributable to noncontrolling interests	0.2	(1.7)	(0.6)
Total effective income tax rate	25.1%	24.6%	23.6%

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

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Compensation and staff benefits	$65.3	$69.7
Loss carryforwards(1)	83.8	71.0
Accrued liabilities	4.3	3.4
Debt premium	2.9	3.8
Lease liabilities	27.8	26.0
Other	17.6	7.5
Gross deferred tax assets	201.7	181.4
Valuation allowance	(83.6)	(65.1)
Deferred tax assets, net of valuation allowance	$118.1	$116.3
Deferred tax liabilities:
Retirement benefits	$(36.5)	$(28.5)
Goodwill and acquired intangible assets	(665.0)	(677.4)
Lease right-of-use assets	(26.3)	(24.3)
Other	(9.1)	(12.8)
Gross deferred tax liabilities	(736.9)	(743.0)
Total deferred tax (liabilities)(2)	$(618.8)	$(626.7)

(1)	The majority of this loss carryforward relates to the UK capital loss of $334.0 million, before tax effects, which may be carried forward without time limitation. There is a full valuation allowance against UK capital losses.
(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the foreign currency translation adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on our Consolidated Balance Sheets as non-current balances and as of December 31, 2021 and 2020, are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets, net (included in other non-current assets)	$0.4	$0.7
Deferred tax liabilities, net	(619.2)	(627.4)
Total deferred tax (liabilities)	$(618.8)	$(626.7)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets increased by $19.0 million in 2021. The increase is primarily attributable to the deferred tax balance revaluation arising from the UK tax rate increase from 19% to 25% as enacted by the Finance Act 2021. The foreign currency translation on capital losses also increased during the current year.

As a multinational corporation, the Company operates in various locations outside the U.S. and generates earnings from its non-U.S. subsidiaries. Prior to enactment of the Tax Act, the Company indefinitely reinvested the undistributed earnings of all its non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Consistent with prior year’s assertion, the Company intends to assert indefinite reinvestment on distributions exceeding the tax basis and undistributed earnings for Janus UK Holdings Corporation Limited and Kapstream Capital Pty Limited.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2021, 2020 and 2019, is as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$15.8	$14.1	$12.4
Additions for tax positions of current year	5.0	—	—
Additions for tax positions of prior years	—	3.5	3.5
Reduction due to settlement with taxing authorities	(1.2)	—	—
Reduction due to statute expirations	(0.4)	(1.9)	(1.9)
Foreign currency translation	—	0.1	0.1
Ending balance	$19.2	$15.8	$14.1

If the balance in the table above is recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2021, 2020 and 2019, the total accrued interest balance relating to uncertain tax positions was $2.6 million, $2.1 million and $1.7 million, respectively. Potential penalties at December 31, 2021, 2020 and 2019, were insignificant and have not been accrued.

The Company is subject to U.S. federal income tax, state and local income tax, UK income tax and income tax in several other jurisdictions, all of which can be examined by the relevant taxing authorities. For the Company’s major tax jurisdictions, the tax years that remain open to examination by the taxing authorities at December 31, 2021, are 2018 and onward for U.S. federal tax and a few states have open years from 2013. The tax years from 2017 and onward remain open for the UK under the normal four-year time limit.

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

Note 14 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2021 and 2020, are composed of the following (in millions):

	December 31,
	2021	2020
Prepaid expenses	$38.1	$35.1
Current corporation tax	10.9	2.1
Derivatives (including collateral and margin)	56.4	24.3
Other current assets	44.8	49.6
Total other current assets	$150.2	$111.1

Other non-current assets on our Consolidated Balance Sheets of $172.9 million and $157.7 million as of December 31, 2021 and 2020, respectively, primarily relate to operating leases, deferred consideration and equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2021 and 2020, comprise the following (in millions):

	December 31,
	2021	2020
Accrued distribution commissions	$65.3	$40.6
Accrued rebates	24.5	37.2
Other accrued liabilities	76.8	53.4
Total other accrued liabilities	$166.6	$131.2
Current corporation tax (including interest)	17.6	19.8
Leases	29.1	27.3
Derivatives	15.5	10.8
Other current liabilities	42.8	43.0
Total accounts payable and accrued liabilities	$271.6	$232.1

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2021 and 2020, comprise the following (in millions):

	December 31,
	2021	2020
Non-current tax liabilities (including interest)	$19.8	$16.1
Leases	104.6	117.9
Other creditors	10.0	10.3
Total other non-current liabilities	$134.4	$144.3

Other creditors include the non-current portion of lease obligations, provisions for retirement obligations of leased office space and deferred compensation for certain members of the board of directors.

Note 15 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2021 and 2020, consisted of the following (in millions):

	December 31,
	2021	2020
Consolidated seeded investment products	$148.5	$70.6
Intech:
Employee appreciation rights	12.6	12.3
Founding member ownership interests	2.3	2.9
Total redeemable noncontrolling interests	$163.4	$85.8

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year ended December 31,
	2021	2020	2019
Opening balance	$70.6	$662.8	$121.6
Changes in market value	(6.2)	22.2	18.9
Changes in ownership	84.3	(612.2)	509.7
Foreign currency translation	(0.2)	(2.2)	12.6
Closing balance	$148.5	$70.6	$662.8

Intech

Intech ownership interests held by a founding member had an estimated fair value of $2.3 million as of December 31, 2021, representing an approximate 1.1% ownership of Intech. This founding member is entitled to retain his remaining Intech interests for the remainder of his life and has the option to require us to purchase his ownership interests of Intech at fair value.

Intech appreciation rights are amortized using a graded vesting method over the respective vesting period. The appreciation rights are exercisable upon termination of employment from Intech to the extent vested. Upon exercise, the appreciation rights are settled in Intech equity. Refer to Note 16 — Long-Term Incentive Compensation for a description of Intech appreciation rights.

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2021 and 2020, are as follows (in millions):

	December 31,
	2021	2020
Nonredeemable noncontrolling interests in:
Seed capital investments	$2.8	$4.6
Intech	12.6	12.8
Total nonredeemable noncontrolling interests	$15.4	$17.4

Note 16 — Long-Term Incentive Compensation

We operate the following stock and mutual fund-based compensation plans:

●Deferred Incentive Plan (“DIP”)

●Deferred Equity Plan (“DEP”)

●Restricted Share Plan (“RSP”)

●Restricted Stock Awards (“RSAs”)

●Performance Stock Units (“PSUs”)

●Mutual Fund Share Awards (“MFSAs”)

●

Other less significant plans (includes: Intech Long-Term Incentive Awards, Saveshare Plan (“SAYE”), Company Share Option Plan (“CSOP”), Executive Shared Ownership Plan (“ExSOP”), Long-Term Incentive Plan (“LTIP”), Buy As You Earn Share Plan (“BAYE”) and Employee Stock Purchase Plan (“ESPP”)).

Further details on the material plans in operation during 2021 are discussed below.

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

Deferred Equity Plan

Employees who receive cash-based incentive awards over a preset threshold have an element deferred. The deferred awards are deferred into our common stock or into our managed funds. The DEP trustee purchases JHG common stock and units or shares in JHG-managed funds and holds them in trust. Awards are deferred for up to three years and vest in three equal tranches if employees satisfy employment conditions at each vesting date.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Restricted Share Plan

The RSP allows employees to receive shares of our common stock for nil consideration at a future point, usually after three years. RSP is recognized in net income on a graded basis. The awards are typically granted for staff recruitment and retention purposes; all awards have employment conditions and larger awards can be subject to performance hurdles. Our Compensation Committee approves all awards to Code Staff (employees who perform a significant influence function, senior management and individuals whose professional activities could have a material impact on our risk profile) and any awards over £500,000. The fair value of the shares granted is calculated using the NYSE average high/low trading prices on grant date.

Restricted Stock Awards

RSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Amended and Restated 2010 LTIP, the JCG 2005 Long-Term Incentive Stock Plan and the 2012 Employment Inducement Award Plan (“2012 EIA Plan”). Awards generally vest over a three- or four-year period.

Performance Stock Units

The following table presents a summary of PSUs granted to our CEO(1).

Grant date	December 31, 2016		February 28, 2018		February 28, 2019		February 28, 2020		February 26, 2021
Units granted	63,549	(2)	108,184	(2)	83,863	(2)	96,933	(3)	77,228	(3)
Value at grant (in millions)	$2.0		$3.7		$2.0		$2.0		$2.0
Units vested	23,831		59,903		125,795
Vesting date	December 31, 2019		February 4, 2021		February 4, 2022
(1)	Units granted on February 28, 2018, were granted to our then Co-CEOs.
(2)	Vesting of these price-vesting units was subject to our three-year Total Shareholder Return (“TSR”) performance relative to a peer group over a three-year period following the grant date.
(3)	These price-vesting units may or may not vest in whole or in part three years after the date of grant, depending on our three-year TSR performance relative to a peer group during the vesting period.

Mutual Fund Share Awards

MFSAs are generally issued as part of annual variable compensation and for recruitment and retention purposes. At December 31, 2021, the cost basis of unvested MFSAs, including those issued within DIP, totaled $91.1 million. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding. The awards are time-based awards that generally vest three or four years from the grant date.

Intech Long-Term Incentive Awards

Intech profits interests and phantom interests entitle holders to periodic distributions of a portion of Intech operating income. The profits interests and phantom interests awards entitle recipients to 9.0% of Intech’s pre-incentive profits. Distributions are made during employment and, for profits interests, post-employment for up to 10 years. Phantom interests are entitled to a one-time distribution at termination of employment. Compensation expense for post-employment distributions is based upon the present value of expected future distributions and will be recognized pro rata over the 10-year vesting schedule for profits interests and five years for phantom interests. The present value of these payments was determined using a 2% discount rate, which represents the interest rate on a 20-year U.S. Treasury note. As of December 31, 2021, the total undiscounted estimated post-employment payments for profits interests and phantom interests fell below zero, which pushed the undiscounted estimated post-employment payments into a negative position (the majority will not be paid until 10 to 20 years after the grant date). The estimated post-employment payments will be evaluated and adjusted quarterly, as necessary, with changes recorded in results of operations. As of December 31, 2021, the carrying value of the liability associated with the Intech profits interests and phantom interests was $6.7 million and is included in accrued compensation, benefits and staff costs on our Consolidated Balance Sheet.

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2021, 2020 and 2019, are summarized as follows (in millions):

	Year ended December 31,
	2021	2020	2019
DIP	$52.1	$27.4	$—
DEP	2.8	8.7	19.1
RSP	0.9	3.5	8.3
RSA (including PSUs)	8.8	22.0	41.8
Other	3.3	3.0	4.5
Stock-based payments expense	67.9	64.6	73.7
DIP funds — liability settled	71.3	41.3	—
DEP funds — liability settled	13.1	23.7	57.5
MFSA — liability settled	12.9	28.2	46.2
Profits interests and other	2.9	0.9	(3.9)
Social Security costs	12.9	11.4	10.8
Total charge to the Consolidated Statements of Comprehensive Income	$181.0	$170.1	$184.3

Unrecognized and unearned compensation expense based on expected vesting outcomes as of December 31, 2021, including the weighted-average number of years over which the compensation cost will be recognized, is summarized as follows (in millions):

		Weighted-
	Unrecognized	average
	compensation	years
DIP	$40.5	1.8
DEP	0.3	0.2
RSP	0.3	0.9
RSA	1.9	1.3
Other	2.5	1.5
Stock-based payments expense	45.5	1.8
DIP funds — liability settled	45.4	1.7
DEP funds — liability settled	0.6	0.2
MFSA — liability settled	0.9	0.4
Profits interests and other	1.1	2.5
Social Security costs	20.9	0.8
Total remaining charge to the Consolidated Statements of Comprehensive Income	$114.4	1.6

We generally grant annual long-term incentive awards in March and April in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted to employees in 2021, 2020 and 2019. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2021	2020	2019
	SAYE	SAYE	SAYE
Fair value of options granted	£10.28	£4.59	£2.15
Assumptions:
Dividend yield	3.68%	6.50%	6.92%
Expected volatility	41.37%	37.59%	30.17%
Risk-free interest rate	0.17%	0.01%	0.55%
Expected life (years)	3	3	3

The table below summarizes our outstanding options, exercisable options, and options vested or expected to vest for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	1,255,398	$27.13	1,873,927	$28.41	3,139,762	$27.91
Granted	83,648	$23.85	212,550	$16.06	244,336	$18.84
Exercised	(418,292)	$29.04	(147,408)	$7.21	(325,134)	$5.43
Forfeited	(427,865)	$36.87	(683,671)	$31.86	(1,185,037)	$28.30
Outstanding at December 31	492,889	$20.83	1,255,398	$27.13	1,873,927	$28.41
Exercisable (1)	92,630	$26.62	254,779	$22.74	91,099	$—
Vested or expected to vest	92,630	$26.62	902,633	$30.86	962,064	$32.97

(1)	The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2021, 2020 and 2019 (in millions):

	December 31,
	2021	2020	2019
Exercised	$0.3	$—	$0.4
Outstanding	$7.4	$4.1	$1.0
Exercisable	$1.0	$0.7	$0.3

Deferred Incentive Plan, Deferred Equity Plan and Restricted Stock Awards

The table below summarizes unvested DIP, DEP and RSA for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	5,602,828	$24.56	5,516,920	$28.41	5,116,926	$32.71
Granted	2,285,257	$29.94	2,736,264	$20.69	2,799,296	$24.00
Vested	(2,699,721)	$26.78	(2,443,459)	$29.00	(2,067,138)	$31.73
Forfeited	(238,437)	$27.37	(206,897)	$25.42	(332,164)	$29.38
Unvested at December 31	4,949,927	$26.42	5,602,828	$24.56	5,516,920	$28.41

Note 17 — Retirement Benefit Plans

Defined Contribution Plans

We operate two separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2021, we matched 5.0% of employee-eligible compensation in our 401(k) plan.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $8.3 million, $8.0 million and $7.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts charged to our Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, in respect to our non-U.S. defined contribution plan were $19.0 million, $14.0 million and $10.4 million, respectively, which represents contributions paid or payable to this plan by us.

Defined Benefit Plans

The main defined benefit pension plan sponsored by us is the defined benefit section of the JHGPS, previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The JHGPS is funded by contributions to a separately administered fund.

Benefits in the defined benefit section of the JHGPS are based on service and final salary. The plan is approved by Her Majesty’s Revenue and Customs (“HMRC”) for tax purposes and is operated separately from the Company and managed by an independent trustee board. The trustee is responsible for payment of the benefits and management of the JHGPS assets. We also have a contractual obligation to provide certain members of the JHGPS with additional defined benefits on an unfunded basis.

The JHGPS is subject to UK regulations, which require us and the trustee to agree to a funding strategy and contribution schedule for the scheme.

Our December 31, 2021, triennial valuation of the JHGPS resulted in a surplus on a technical provisions basis of $2.7 million.

Plan Assets and Benefit Obligations

The Plan assets and defined benefit obligations of the JHGPS and the unapproved pension plan were valued as of December 31, 2021 and 2020. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	December 31,
	2021	2020
Change in plan assets:
Fair value of plan assets as of January 1	$1,232.5	$1,083.1
Return on plan assets	(41.5)	160.6
Employer contributions	1.9	2.1
Benefits paid	(17.2)	(15.9)
Settlements	(21.2)	(32.2)
Foreign currency translation	(11.9)	34.8
Fair value of plan assets as of December 31	1,142.6	1,232.5
Change in benefit obligation:
Benefit obligation as of January 1	(1,026.5)	(840.4)
Service cost	(0.6)	(0.9)
Interest cost	(13.5)	(14.1)
Settlements	21.2	32.2
Curtailments	(0.3)	—
Benefits paid	17.2	15.9
Actuarial gain (loss)	18.1	(191.1)
Foreign currency translation	9.2	(28.1)
Benefit obligation as of December 31	(975.2)	(1,026.5)
Funded status as of year-end	167.4	206.0
Tax at source	(7.1)	(19.4)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$160.3	$186.6

Actuarial gains during the year ended December 31, 2021 were primarily due to changes in financial assumptions over the year, including an increase in discount rate resulting from higher bond yields, leading to a decrease in the benefit obligation. During the year ended December 31, 2021, $21.2 million was paid to members transferring their benefits out of the scheme, reducing the benefit obligation.

The JHGPS contains a money purchase section (“MPS”) which operates in a similar way to a defined contribution plan, but also provides for a minimum benefit to members of the JHGPS if the investment performance of their MPS investments falls below defined thresholds. The minimum benefit is referred to as a reference scheme test (“RST”) underpin. The RST underpin serves as a defined benefit guarantee in the case that investment returns of the MPS do not meet statutorily defined returns. As the MPS is providing a defined benefit in the form of the RST underpin, disclosure of the related plan assets and liabilities are made on a gross basis, similar to that of a defined benefit plan and are included in the plan assets and benefit obligations of the retirement benefit asset.

Amounts recognized on our Consolidated Balance Sheets, net of tax at source as of December 31, 2021 and 2020, consist of the following (in millions):

	December 31,
	2021	2020
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$165.1	$191.3
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(4.8)	(4.7)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$160.3	$186.6

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Discount rate	1.9%	1.3%
Inflation — salaries	N/A %	2.5%
Inflation — Retail Price Index RPI	3.4%	2.9%
Inflation — Consumer Price Index CPI	2.8%	2.2%
Pension increases (RPI capped at 5% per annum p.a.)	3.3%	2.9%
Pension increases (RPI capped at 2.5% p.a.)	2.2%	2.1%
Life expectancy of male aged 60 at accounting date	29.6	28.4
Life expectancy of male aged 60 in 15 years' time	30.5	29.4

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

Plan Assets

The fair values of the JHGPS plan assets as of December 31, 2021 and 2020, by major asset class are as follows (in millions):

	December 31,
	2021	2020
Cash and cash equivalents	$1.5	$10.4
Money market instruments	17.5	14.4
Bulk annuity policy	386.6	453.4
Fixed income investments	479.7	483.8
Equity investments	257.3	270.5
Total assets at fair value	$1,142.6	$1,232.5

As of December 31, 2021 and 2020, $230.2 million and $244.7 million, respectively, of JHGPS assets were held in JHG-managed funds.

On September 5, 2019, JHGPS and Scottish Widows Limited (“SWL”) entered into a pension buy-in agreement (“agreement”). The agreement provides JHGPS a monthly contractual payment stream from SWL to satisfy pension obligations payable to approximately one-third of total plan participants receiving benefits from JHGPS as of December 31, 2019. The agreement does not relieve JHGPS or JHG (as plan sponsor) of the primary responsibility for the pension obligations. JHGPS paid a premium of approximately £328 million ($404 million) for the agreement, and it was recorded at fair value as a plan asset of JHGPS.

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

Excluding the bulk annuity policy, the strategic allocation as of December 31, 2021 and 2020, was broadly 80% fixed income investments and 20% growth portfolio.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2021 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$1.5	$—	$—	$1.5
Money market instruments	17.5	—	—	17.5
Bulk annuity contract	—	—	386.6	386.6
Fixed income investments	479.7	—	—	479.7
Equity investments	257.3	—	—	257.3
Total	$756.0	$—	$386.6	$1,142.6

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2020 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$10.4	$—	$—	$10.4
Money market instruments	14.4	—	—	14.4
Bulk annuity contract	—	—	453.4	453.4
Fixed income investments	483.8	—	—	483.8
Equity investments	270.5	—	—	270.5
Total	$779.1	$—	$453.4	$1,232.5

The value of the bulk annuity contracts decreased from $453.4 million at December 31, 2020, to $386.6 million at December 31, 2021, due to changes in financial conditions and demographic assumptions resulting in a decrease of $35.7 million and $17.6 million, respectively, combined with $13.5 million in cash payments received under the contract terms.

The expected rate of return on assets for the financial period ending December 31, 2021, was 1.2% p.a. based on financial conditions as of December 31, 2020 (2020: 1.7% p.a.). This rate is derived by taking the weighted average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial Gains and Losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial gain, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2021 and 2020, are shown below (in millions):

	December 31,
	2021	2020
Opening accumulated unamortized actuarial gain (loss)	$(10.4)	$19.1
Actuarial loss	(35.3)	(43.7)
Tax at source on current year actuarial gain	11.8	14.6
Prior service cost	0.4	0.4
Release of actuarial gain (loss) due to settlement event	1.1	(1.2)
Release of tax at source due to settlement event	(0.4)	0.4
Closing accumulated unamortized actuarial loss	$(32.8)	$(10.4)

No actuarial gains were amortized from accumulated other comprehensive income during the year ended December 31, 2021 (2020: nil).

A high court ruling on October 26, 2018, suggested that most UK pension schemes, including our scheme, will need to amend benefits to correct for inequalities in “guaranteed minimum pensions.” The estimated impact of this ruling on the obligations is estimated as $3.7 million, treated as a prior service cost in 2018 to be amortized in future years; the amount amortized in 2021 was $0.4 million and the amount expected to be amortized in 2022 is $0.4 million. However, considerable legal and other uncertainties remain, and the ultimate cost of amending benefits could be significantly higher or lower.

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect to defined benefit plans for the years ended December 31, 2021, 2020 and 2019, include the following (in millions):

	December 31,

	2021	2020	2019
Service cost	$(0.6)	$(0.9)	$(0.8)
Settlement gain (loss)	(1.1)	1.3	2.1
Curtailment loss	(0.3)	—	—
Interest cost	(13.5)	(14.1)	(17.4)
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Expected return on plan assets	11.3	12.5	18.6
Net periodic benefit credit	(4.6)	(1.6)	2.1
Contributions to money purchase section	(11.3)	(8.2)	(7.9)
Total cost	$(15.9)	$(9.8)	$(5.8)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 (in millions):

	December 31,
	2021	2020	2019
Discount rate	1.3%	2.1%	2.9%
Inflation — salaries	2.5%	2.5%	2.5%
Inflation — RPI	2.9%	3.0%	3.1%
Inflation — CPI	2.2%	1.9%	2.0%
Pension increases (RPI capped at 5% p.a.)	2.9%	2.9%	3.0%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.0%	2.1%
Expected return on plan assets	1.2%	1.7%	2.5%
Amortization period for net actuarial gains at beginning of the year	9.0	9.0	10.0

Cash Flows

Employer contributions of $1.9 million were paid in relation to our defined benefit pension plans during 2021 (excluding credits to members’ Money purchase accounts). We expect to contribute approximately $0.2 million to the JHGPS (excluding credits to members’ Money purchase accounts) in the year ended December 31, 2022.

The expected future benefit payments for our pension plan are as follows (in millions):

2022	$21.0
2023	$22.8
2024	$23.7
2025	$24.0
2026	$25.6
2027-2031	$141.5

Note 18 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the years ended December 31, 2021 and 2020, are as follows (in millions):

	Year ended December 31,
	2021			2020
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(313.6)	$(10.4)	$(324.0)	$(386.2)	$19.1	$(367.1)
Other comprehensive loss	(46.9)	(23.5)	(70.4)	73.4	(29.1)	44.3
Amounts reclassified from accumulated other comprehensive loss	(3.2)	1.1	(2.1)	(1.6)	(0.4)	(2.0)
Total other comprehensive loss	(50.1)	(22.4)	(72.5)	71.8	(29.5)	42.3
Less: other comprehensive loss attributable to noncontrolling interests	0.4	—	0.4	0.8	—	0.8
Ending balance	$(363.3)	$(32.8)	$(396.1)	$(313.6)	$(10.4)	$(324.0)

The components of other comprehensive income (loss), net of tax for the years ended December 31, 2021, 2020 and 2019, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2021	amount	expense	Net amount
Foreign currency translation adjustments	$(48.2)	$1.3	$(46.9)
Retirement benefit asset, net	(23.5)	—	(23.5)
Reclassifications to net income	(2.1)	—	(2.1)
Total other comprehensive loss	$(73.8)	$1.3	$(72.5)

	Pre-tax	Tax
Year ended December 31, 2020	amount	expense	Net amount
Foreign currency translation adjustments	$73.1	$0.3	$73.4
Retirement benefit asset, net	(29.0)	(0.1)	(29.1)
Reclassifications to net income	(2.0)	—	(2.0)
Total other comprehensive income	$42.1	$0.2	$42.3

	Pre-tax	Tax
Year ended December 31, 2019	amount	expense	Net amount
Foreign currency translation adjustments	74.3	0.4	74.7
Retirement benefit asset, net	(4.1)	(0.1)	(4.2)
Reclassifications to net income	(1.4)	—	(1.4)
Total other comprehensive income	$68.8	$0.3	$69.1

Note 19 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2021, 2020 and 2019 (in millions, except per share data):

	Year ended December 31,
	2021	2020	2019
Net income attributable to JHG	$622.1	$161.6	$427.6
Allocation of earnings to participating stock-based awards	(17.7)	(4.7)	(11.7)
Net income attributable to JHG common shareholders	$604.4	$156.9	$415.9

Weighted-average common shares outstanding — basic	167.9	179.4	188.0
Dilutive effect of nonparticipating stock-based awards	0.6	0.5	0.6
Weighted-average common shares outstanding — diluted	168.5	179.9	188.6

Earnings per share:
Basic (two class)	$3.60	$0.87	$2.21
Diluted (two class)	$3.59	$0.87	$2.21

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Dividends paid per share	$1.50	$1.44	$1.44

Note 20 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2021, are discussed below.

Operating and Finance Leases

As of December 31, 2021, we had future minimum rental commitments under non-cancelable operating and finance leases. Refer to Note 9 — Leases for information related to operating and financing lease commitments.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, we believe that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on our consolidated financial statements.

Note 21 — Related Party Transactions

Disclosures relating to equity method investments and our pension scheme can be found in Note 10 — Equity Method Investments and Note 17 — Retirement Benefit Plans, respectively. Transactions between JHG and our controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.

Certain managed funds are deemed to be related parties of JHG under the related party guidance. We earn fees from the funds for which we act as investment manager, and the balance sheet includes amount due from these managed funds.

During the years ended December 31, 2021, 2020 and 2019, we recognized revenues of $2,507.9 million, $1,974.6 million and $1,870.1 million, respectively, from the funds we manage that are related parties and not consolidated in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds (in millions):

	As of December 31
	2021	2020
Accrued income	$204.1	$210.8
Accounts receivable	77.4	55.7

Dai-ichi Life was a significant shareholder of JHG at December 31, 2020. Investment management fees attributable to Dai-ichi Life separate accounts for the year ended December 31, 2020, were $22.2 million.

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

Note 22 — Geographic Information

The following summary provides information concerning our principal geographic areas for the years ended and as of December 31, 2021, 2020 and 2019 (in millions):

	Year ended December 31,
Operating revenues	2021	2020	2019
U.S.	$1,634.4	$1,401.5	$1,353.0
UK	639.7	562.7	602.4
Luxembourg	437.2	281.5	182.3
Australia and other	55.7	52.9	54.7
Total	$2,767.0	$2,298.6	$2,192.4

Operating revenues are attributed to countries based on the location in which revenues are earned.

	As of December 31,
Long-lived assets	2021	2020
U.S.	$2,153.1	$2,208.2
UK	374.6	386.2
Australia	76.0	167.4
Other	2.3	2.4
Total	$2,606.0	$2,764.2

Long-lived assets include property, equipment, software and intangible assets. As of 2021, intangible assets in the U.S., UK and Australia were $2,122.2 million, $345.1 million and $75.4. million, respectively. As of 2020, intangible assets in the U.S., UK and Australia were $2,171.5 million, $348.3 million and $166.6 million, respectively.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Richard M. Weil, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Weil and Mr. Thompson concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Proxy Statement under the captions “Board of Directors” and “Corporate Governance” and is incorporated herein by reference.

Item 11.          EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement under the captions “Board Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement under the caption “Related Party Transactions” and is incorporated herein by reference.

Item 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement under the caption “Reappointment and Remuneration of Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 24, 2022, appear in Part II, Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

No financial statement schedules are required.

(3) List of Exhibits

Filed with this Report:

(b)        Exhibits

Exhibit No.	Document

10.17	Janus Henderson Group Global Remuneration Policy Statement*
10.18

Amendment and Restatement Agreement dated December 21, 2021, between Janus Henderson Group plc, as Company, and Janus Capital Group Inc., as Guarantor, with Bank of America Europe Designated Activity Company (as successor in title to Bank of America Merrill Lynch International Limited), as Facility Agent relating to the US$200,000,000 Revolving Credit Facility dated February 16, 2017.

10.19	Settlement Agreement dated November 18, 2021, between Janus Henderson Investors US LLC (f/k/a Janus Capital Management LLC) and Richard Weil.*
21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1	Power of Attorney (included as a part of the Signature pages to this report)
31.1	Certification of Richard Weil, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant
32.1	Certification of Richard Weil, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
* Compensatory plan or agreement.

Exhibit No.	Document
Incorporated by reference:
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
10.3

Janus Henderson Group plc Third Amended and Restated 2010 Deferred Incentive Stock Plan, effective February 3, 2020, is hereby incorporated by reference from Exhibit 4.2 to JHG’s Registration Statement on Form S-8, filed on February 27, 2020 (File No. 333-236685)*

10.3.1

Form of US Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.1 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.2

Form of US Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021, is hereby incorporated by reference to Exhibit 10.27.1 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 333-38103)*

10.3.3

Form of UK Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.2 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.4

Form of UK Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021, is hereby incorporated by reference to Exhibit 10.27.2 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 333-38103)*

10.3.5

Form of Performance Share Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.3 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.6

Form of Performance Share Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021, is hereby incorporated by reference to Exhibit 10.27.3 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 333-38103)*

10.3.7

Form of US Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.4 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.8

Form of US Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021, is hereby incorporated by reference to Exhibit 10.27.4 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 333-38103)*

10.3.9

Form of UK Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.5 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.3.10

Form of UK Fund Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2021, is hereby incorporated by reference to Exhibit 10.27.5 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 333-38103)*

10.3.11

Form of Matching Restricted Stock Unit Award Agreement for grants to executive officers under the Janus Henderson Group Third Amended and Restated 2010 Deferred Incentive Plan on or after January 1, 2020, is hereby incorporated by reference to Exhibit 10.24.6 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-38103)*

10.4

Second Amended and Restated 2010 Long Term Incentive Stock Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.12 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.4.1

Long Term Incentive Award Acceptance Form with Appendix A (Terms of Restricted Stock Unit Award), Appendix B (Additional Terms of Restricted Stock Unit Award) and Appendix C (Forfeiture and Clawback) effective August 11, 2017, is hereby incorporated by reference from Exhibit 10.32 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.5

Second Amended and Restated 2012 Employment Inducement Award Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 4.9 to JHG’s Registration Statement on Form S-8, filed on May 31, 2017 (File No. 333-218365)*

10.6

Third Amended and Restated Employee Stock Purchase Plan, effective April 1, 2019, is hereby incorporated by reference from Exhibit 10.19.9 to JHG’s Form 10-Q, filed on May 2, 2019 (File No. 333-218365)*

10.7

Janus Henderson Group plc Fourth Amended and Restated Mutual Fund Share Investment Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.7 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.8

Janus Henderson Group plc Second Amended and Restated Income Deferral Program, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.9 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.9

Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.10 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.10	Henderson Group plc Long Term Incentive Plan (LTIP), is hereby incorporated by reference from Exhibit 10.7 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*
10.11

Rules of the Henderson Group plc Deferred Equity Plan (DEP), is hereby incorporated by reference from Exhibit 10.10 to Registrant’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.12	Henderson Group plc Restricted Share Plan, is hereby incorporated by reference from Exhibit 10.14 to JHG’s Registration Statement on Form F-4 filed on March, 20, 2017 (File No. 333-216824)*

10.13

Service Agreement between Janus Henderson Group and Richard Weil, effective from August 1, 2018, is hereby incorporated by reference from Exhibit 10.33 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-38103)*

10.14

Summary of Janus Henderson Group plc Non-Executive Director Compensation Program effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.24 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.15

Amended and Restated Investment and Strategic Cooperation Agreement, dated October 3, 2016, by and among Henderson Group plc, Janus Capital Group Inc. and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)

10.15.1

Termination and Amendment Agreement, dated as of February 4, 2021, by and between Janus Henderson Group plc and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Current Report on Form 8-K, dated February 4, 2021 (File No. 333-38103)

10.16

Service Agreement between Henderson Group plc and Roger Thompson, effective from June 26, 2013, is hereby incorporated by reference from Exhibit 10.5 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)*

* Management contract or compensatory plan or agreement.

ITEM 16.              FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ RICHARD WEIL
Richard Weil
Chief Executive Officer

February 24, 2022

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Richard Weil and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2021, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2022.

Signature/Name	Title

/s/ RICHARD GILLINGWATER	Chairman of the Board
Richard Gillingwater

/s/ GLENN SCHAFER	Deputy Chairman of the Board
Glenn Schafer

/s/ RICHARD WEIL	Director and Chief Executive Officer
Richard Weil	(Principal Executive Officer)

/s/ ROGER THOMPSON	Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BRENNAN HUGHES	Chief Accounting Officer and Treasurer
Brennan Hughes	(Principal Accounting Officer)

Signature/Name	Title
/s/ ALISON DAVIS	Director
Alison Davis

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ JEFFREY DIERMEIER	Director
Jeffrey Diermeier

/s/ KEVIN DOLAN	Director
Kevin Dolan

/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

Director
Edward Garden

/s/ LAWRENCE KOCHARD	Director
Lawrence Kochard

Director
Nelson Peltz

/s/ ANGELA SEYMOUR-JACKSON	Director
Angela Seymour-Jackson