Form 10-Q
period 2022-03-31
JANUS HENDERSON GROUP PLC
filed 2022-05-04
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 167,787,514 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$800.8	$1,107.3
Investment securities	419.3	451.4
Fees and other receivables	322.6	351.6
OEIC and unit trust receivables	256.3	84.4
Assets of consolidated VIEs:
Cash and cash equivalents	12.6	11.3
Investment securities	244.5	250.9
Other current assets	2.5	2.1
Other current assets	147.3	150.2
Total current assets	2,205.9	2,409.2
Non-current assets:
Property, equipment and software, net	54.6	63.3
Intangible assets, net	2,488.9	2,542.7
Goodwill	1,316.8	1,374.3
Retirement benefit asset, net	160.5	165.1
Other non-current assets	196.6	172.9
Total assets	$6,423.3	$6,727.5

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$253.4	$271.6
Current portion of accrued compensation, benefits and staff costs	174.7	420.0
OEIC and unit trust payables	263.5	92.2
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	2.5	2.6
Total current liabilities	694.1	786.4

Non-current liabilities:
Accrued compensation, benefits and staff costs	22.0	45.7
Long-term debt	309.7	310.4
Deferred tax liabilities, net	617.0	619.2
Retirement benefit obligations, net	4.6	4.8
Other non-current liabilities	121.3	134.4
Total liabilities	1,768.7	1,900.9

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	150.7	163.4

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 167,787,514 and 169,046,154 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	251.7	253.6
Additional paid-in-capital	3,684.9	3,771.8
Treasury shares, 830,071 and 1,133,934 shares held at March 31, 2022, and December 31, 2021, respectively	(40.3)	(55.1)
Accumulated other comprehensive loss, net of tax	(443.2)	(396.1)
Retained earnings	1,048.0	1,073.6
Total shareholders’ equity	4,501.1	4,647.8
Nonredeemable noncontrolling interests	2.8	15.4
Total equity	4,503.9	4,663.2
Total liabilities, redeemable noncontrolling interests and equity	$6,423.3	$6,727.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2022	2021
Revenue:
Management fees	$514.0	$514.9
Performance fees	(8.4)	17.0
Shareowner servicing fees	62.4	60.8
Other revenue	52.0	51.3
Total revenue	620.0	644.0
Operating expenses:
Employee compensation and benefits	164.6	174.6
Long-term incentive plans	51.4	53.5
Distribution expenses	141.8	127.4
Investment administration	14.8	12.6
Marketing	7.4	6.2
General, administrative and occupancy	73.1	63.0
Impairment of goodwill and intangible assets	32.8	3.6
Depreciation and amortization	9.5	10.6
Total operating expenses	495.4	451.5
Operating income	124.6	192.5
Interest expense	(3.2)	(3.2)
Investment gains (losses), net	(32.2)	1.6
Other non-operating expenses, net	(7.8)	(0.1)
Income before taxes	81.4	190.8
Income tax provision	(22.8)	(43.1)
Net income	58.6	147.7
Net loss attributable to noncontrolling interests	20.1	7.8
Net income attributable to JHG	$78.7	$155.5

Earnings per share attributable to JHG common shareholders:
Basic	$0.47	$0.88
Diluted	$0.47	$0.88
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(47.0)	$3.3
Actuarial gains	0.1	0.1
Other comprehensive income (loss), net of tax	(46.9)	3.4
Other comprehensive income attributable to noncontrolling interests	(0.2)	(0.8)
Other comprehensive income (loss) attributable to JHG	$(47.1)	$2.6
Total comprehensive income	$11.7	$151.1
Total comprehensive loss attributable to noncontrolling interests	19.9	7.0
Total comprehensive income attributable to JHG	$31.6	$158.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2022	2021
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$58.6	$147.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.5	10.6
Impairment of goodwill and intangible assets	32.8	3.6
Deferred income taxes	0.2	0.4
Stock-based compensation plan expense	22.6	17.6
Loss on sale of Intech	9.1	-
Investment gains (losses), net	32.2	(1.6)
Contributions to pension plans in excess of costs recognized	(0.1)	-
Other, net	11.3	(2.4)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(0.6)	(0.3)
Other assets	(1.1)	4.1
Other accruals and liabilities	(232.0)	(153.9)
Net operating activities	(57.5)	25.8
Investing activities:
Sales (purchases) of:
Investment securities, net	(34.2)	51.4
Property, equipment and software	(2.9)	(1.6)
Investment securities by consolidated seeded investment products, net	13.0	(28.1)
Cash received (paid) on settled seed capital hedges, net	11.7	(1.8)
Dividends received from equity-method investments	0.5	1.1
JHG long-term note with Intech	(10.0)	-
Proceeds from sale of Intech	5.0	-
Receipt of contingent consideration payments from sale of subsidiaries	-	2.4
Net investing activities	(16.9)	23.4
Financing activities:
Proceeds from stock-based compensation plans	0.5	0.8
Purchase of common stock for stock-based compensation plans	(94.5)	(61.5)
Purchase of common stock from Dai-ichi Life and share buyback program	(43.3)	(230.2)
Dividends paid to shareholders	(64.3)	(61.7)
Distributions to noncontrolling interests	(1.3)	(0.1)
Third-party sales (purchases) in consolidated seeded investment products, net	(11.7)	30.2
Principal payments under capital lease obligations	(0.2)	-
Net financing activities	(214.8)	(322.5)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(16.0)	1.8
Net change	(305.2)	(271.5)
At beginning of period	1,118.6	1,108.1
At end of period	$813.4	$836.6
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$18.4	$9.1
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$800.8	$826.1
Cash and cash equivalents held in consolidated VIEs	12.6	10.5
Total cash and cash equivalents	$813.4	$836.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2022	169.0	$253.6	$3,771.8	$(55.1)	$(396.1)	$1,073.6	$15.4	$4,663.2
Net income	—	—	—	—	—	78.7	—	78.7
Other comprehensive loss	—	—	—	—	(47.1)	—	—	(47.1)
Dividends paid to shareholders ($0.38 per share)	—	—	—	—	—	(64.3)	—	(64.3)
Purchase of common stock from share buyback program	(1.2)	(1.9)	—	—	—	(41.4)	—	(43.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(94.1)	(0.4)	—	—	—	(94.5)
Vesting of stock-based compensation plans	—	—	(15.2)	15.2	—	—	—	—
Stock-based compensation plan expense	—	—	21.9	—	—	—	—	21.9
Proceeds from stock-based compensation plans	—	—	0.5	—	—	—	—	0.5
Balance at March 31, 2022	167.8	$251.7	$3,684.9	$(40.3)	$(443.2)	$1,048.0	$2.8	$4,503.9

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2021	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2021	180.4	$270.6	$3,815.0	$(107.3)	$(324.0)	$1,062.1	$17.4	$4,733.8
Net income	—	—	—	—	—	155.5	(1.5)	154.0
Other comprehensive income	—	—	—	—	2.6	—	—	2.6
Dividends paid to shareholders ($0.36 per share)	—	—	—	—	—	(61.7)	—	(61.7)
Purchase of common stock from Dai-ichi Life and share buyback program	(8.1)	(12.1)	—	—	—	(218.1)	—	(230.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	(0.1)	—	(0.1)
Purchase of common stock for stock-based compensation plans	—	—	(61.2)	(0.3)	—	—	—	(61.5)
Vesting of stock-based compensation plans	—	—	(3.2)	3.2	—	—	—	—
Stock-based compensation plan expense	—	—	17.6	—	—	—	—	17.6
Proceeds from stock-based compensation plans	—	—	0.8	—	—	—	—	0.8
Balance at March 31, 2021	172.3	$258.5	$3,769.0	$(104.4)	$(321.4)	$937.7	$15.8	$4,555.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Company,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP are not required for interim reporting purposes and have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2021. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Note 2 — Dispositions

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech Investment Management LLC (“Intech”), to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). The Management Buyout is expected to enable both organizations to refocus on their key value propositions: Janus Henderson on providing active, fundamental investing, and Intech on delivering quantitative investment solutions for institutional investors.

On March 31, 2022, the Management Buyout closed and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating expenses, net on our Condensed Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million ($9.9 million will be collected in the third quarter 2022), contingent consideration of up to $17.5 million which is based on future Intech revenue and an option agreement with a fair value of $3.9 million that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout.

The terms of the transaction also included a $20.0 million 7-year term note subject to two tranches. The first tranche of $10.0 million was paid to Intech at closing while the second tranche of $10.0 million is available to Intech, subject to certain restrictions. The first tranche of the term note pays interest at 5.5%, while the second tranche pays interest at 6.0%.

JHG and Intech entered into a transition services agreement that provides for continuation of support services to help ensure a seamless transition in operations and continuity in serving Intech’s clients.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of March 31, 2022, and December 31, 2021, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	March 31,	December 31,
	2022	2021
Unconsolidated VIEs	$94.0	$102.7

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

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	March 31,	December 31,
	2022	2021
Investment securities	$211.6	$179.6
Cash and cash equivalents	18.8	1.3
Other current assets	2.0	0.7
Accounts payable and accrued liabilities	(2.6)	(1.2)
Total	$229.8	$180.4
Redeemable noncontrolling interests in consolidated VREs	(32.3)	(17.5)
JHG's net interest in consolidated VREs	$197.5	$162.9

Third-party assets held in consolidated VREs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VREs to use in our operating activities or otherwise. In addition, the investors in these consolidated VREs have no recourse to the credit of JHG.

Our total exposure to consolidated VREs represents the value of our economic ownership interest in these seeded investment products.

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	March 31,	December 31,
	2022	2021
Unconsolidated VREs	$25.7	$56.6

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 4 — Investment Securities

Our investment securities as of March 31, 2022, and December 31, 2021, are summarized as follows (in millions):

	March 31,	December 31,
	2022	2021
Seeded investment products:
Consolidated VIEs	$244.5	$250.9
Consolidated VREs	211.6	179.6
Unconsolidated VIEs and VREs	119.7	159.3
Separate accounts	54.3	56.7
Pooled investment funds	0.1	0.1
Total seeded investment products	630.2	646.6
Investments related to deferred compensation plans	26.3	50.3
Other investments	7.3	5.4
Total investment securities	$663.8	$702.3

Trading Securities

Net unrealized gains (losses) on investment securities held as of the three months ended March 31, 2022 and 2021, are summarized as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Unrealized gains (losses) on investment securities held at period end	$(32.2)	$1.6

Investment Gains (Losses), Net

Investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2022 and 2021 (in millions):

	Three months ended
	March 31,
	2022	2021
Seeded investment products and hedges, net	$(11.5)	$5.6
Third-party ownership interests in seeded investment products	(20.1)	(8.0)
Long Tail Alpha investment	1.5	2.1
Deferred equity plan	(1.5)	1.9
Other	(0.6)	—
Investment gains (losses), net	$(32.2)	$1.6

Cash Flows

Cash flows related to investment securities for the three months ended March 31, 2022 and 2021, are summarized as follows (in millions):

	Three months ended March 31,
	2022		2021
		Sales,		Sales,
	Purchases	settlements	Purchases	settlements
	and	and	and	and
	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(3.9)	$16.9	$(30.2)	$2.1
Investment securities	(40.5)	6.3	(0.5)	51.9

Note 5 — Derivative Instruments

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

We were party to the following derivative instruments as of March 31, 2022, and December 31, 2021 (in millions):

	Notional value
	March 31, 2022	December 31, 2021
Futures	$352.9	$368.7
Credit default swaps	148.4	207.2
Total return swaps	52.7	55.0
Foreign currency forward contracts and swaps	456.2	415.6

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. The change in fair value of the derivative instruments for the three months ended March 31, 2022 and 2021, are summarized as follows (in millions):

	Three months ended March 31,
	2022	2021
Futures	$15.4	$(1.5)
Credit default swaps	2.3	—
Total return swaps	7.4	(2.9)
Foreign currency forward contracts and swaps	(7.0)	6.1
Total gain from derivative instruments	$18.1	$1.7

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of March 31, 2022, and December 31, 2021, are summarized as follows (in millions):

	Fair value
	March 31, 2022	December 31, 2021
Derivative assets	$3.4	$8.8
Derivative liabilities	16.2	15.5

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also engage in short sales of securities to hedge seed investments. As of March 31, 2022, and December 31, 2021, the fair value of securities sold but not yet purchased was $2.6 million and $3.1 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income.

Derivative Instruments in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of March 31, 2022, and December 31, 2021 (in millions):

	Notional value
	March 31, 2022	December 31, 2021
Futures	$118.8	$190.1
Credit default swaps	2.8	6.1
Total return swaps	13.1	—
Options	0.4	0.1
Foreign currency forward contracts and swaps	81.0	22.1

The derivative assets and liabilities as of March 31, 2022, and December 31, 2021, are summarized as follows (in millions):

	Fair value
	March 31, 2022	December 31, 2021
Derivative assets	$0.3	$3.2
Derivative liabilities	0.8	—

Derivative Instruments — Used in Foreign Currency Hedging Program

We maintain a balance sheet foreign currency hedging program (the “Program”) to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The Program utilizes foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of March 31, 2022, and December 31, 2021, is summarized as follows (in millions):

	Notional value
	March 31, 2022	December 31, 2021
Foreign currency forward contracts and swaps	$59.2	$171.4

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of March 31, 2022, and December 31, 2021, are summarized as follows (in millions):

	Fair value
	March 31, 2022	December 31, 2021
Derivative assets	$0.3	$3.2
Derivative liabilities	0.8	—

Changes in fair value of the derivatives are recognized in other non-operating expenses, net on our Condensed Consolidated Statements of Comprehensive Income. We recognized a loss of $2.1 million during the three months ended March 31, 2022, and a gain of $0.6 million during the three months ended March 31, 2021. Foreign currency remeasurement is also recognized in other non-operating expenses, net on our Condensed Consolidated Statements of Comprehensive Income.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$368.8	$—	$—	$368.8
Investment securities:
Consolidated VIEs	208.3	30.3	5.9	244.5
Other investment securities	354.5	64.8	—	419.3
Total investment securities	562.8	95.1	5.9	663.8
Seed hedge derivatives	—	3.4	—	3.4
Derivatives in consolidated seeded investment products	—	0.5	—	0.5
Derivatives used in foreign currency hedging program	—	0.3	—	0.3
Intech option agreement	—	—	3.9	3.9
Intech contingent consideration	—	—	12.6	12.6
Volantis contingent consideration	—	—	0.8	0.8
Total assets	$931.6	$99.3	$23.2	$1,054.1
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.6	$—	$0.6
Derivatives used in foreign currency hedging program	—	0.8	—	0.8
Securities sold, not yet purchased	2.6	—	—	2.6
Seed hedge derivatives	—	16.2	—	16.2
Long-term debt(1)	—	313.4	—	313.4
Deferred bonuses	—	—	34.3	34.3
Total liabilities	$2.6	$331.0	$34.3	$367.9

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 3 Fair Value Measurements

Investment Securities

As of March 31, 2022, and December 31, 2021, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Intech Option Agreement and Contingent Consideration

On March 31, 2022, we completed the sale of Intech. Consideration received as part of the Management Buyout included contingent consideration of up to $17.5 million and an option agreement that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout.

As of March 31, 2022, the fair value of the option agreement and of the Intech contingent consideration was $3.9 million and $12.6 million, respectively. Significant unobservable inputs were used to value the call option and contingent consideration including revenue estimates, discount rate and volatility.

Volantis Contingent Consideration

On April 1, 2017, we completed the sale of the Volantis UK Small Cap (“Volantis”) alternative team assets. Consideration for the sale was a 10% share of the management and performance fees generated by Volantis (excluding one particular fund) for a period of three years following the sale. In addition, consideration for the sale included 50% of the first £12 million of performance fees generated by the excluded fund referenced above. As of March 31, 2022, the fund has not reached the £12 million performance fee threshold. As a result, this fee sharing arrangement will remain in effect until the performance threshold is reached.

As of March 31, 2022, and December 31, 2021, the fair value of the Volantis contingent consideration was $0.8 million and $0.9 million, respectively.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Beginning of period fair value	$8.8	$31.4
Intech option agreement	3.9	—
Contingent consideration from sale of Intech	12.6	—
Settlement of contingent consideration	—	(2.2)
Fair value adjustments	(1.5)	(3.9)
Purchases of securities	(0.2)	2.3
Sales of securities	(0.3)	(0.4)
Foreign currency translation	(0.1)	—
End of period fair value	$23.2	$27.2

Changes in fair value of our individual Level 3 liabilities for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	Three months ended March 31,
	2022	2021
	Deferred	Deferred
	bonuses	bonuses
Beginning of period fair value	$50.5	$65.2
Fair value adjustments	(1.6)	2.3
Vesting of deferred bonuses	(21.6)	(2.5)
Amortization of deferred bonuses	8.4	8.0
Foreign currency translation	(1.4)	0.6
End of period fair value	$34.3	$73.6

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

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the three months ended March 31, 2022 and 2021 (in millions):

	December 31,				Foreign currency	March 31,
	2021	Amortization	Disposal	Impairment	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$—	$(7.8)	$2,107.0
Trademarks	366.7	—	(4.7)	—	—	362.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	—	0.1	83.7
Accumulated amortization	(107.2)	(1.9)	44.7	—	0.6	(63.8)
Net intangible assets	$2,542.7	$(1.9)	$(44.8)	$—	$(7.1)	$2,488.9
Goodwill	$1,374.3	$—	$(7.0)	$(32.8)	$(17.7)	$1,316.8

	December 31,				Foreign currency	March 31,
	2020	Amortization	Disposal	Impairment	translation	2021
Indefinite-lived intangible assets:
Investment management agreements	$2,242.9	$—	$—	$—	$1.4	$2,244.3
Trademarks	373.2	—	—	(3.6)	—	369.6
Definite-lived intangible assets:
Client relationships	170.9	—	—	—	(0.1)	170.8
Accumulated amortization	(100.7)	(1.9)	—	—	(0.2)	(102.8)
Net intangible assets	$2,686.3	$(1.9)	$—	$(3.6)	$1.1	$2,681.9
Goodwill	$1,383.9	$—	$—	$—	$5.9	$1,389.8

Management Buyout of Intech

As detailed in Note 2 – Dispositions, on March 31, 2022, the Management Buyout of Intech closed. As part of this disposition, we removed $4.7 million and $40.1 million of trademarks and client relationships, respectively, from our Condensed Consolidated Balance Sheets as these intangible assets were directly connected to Intech. In addition, we also allocated a certain amount of goodwill to Intech, which was also removed from our Condensed Consolidated Balance Sheets as part of the Management Buyout.

Out-of-Period Incremental Goodwill Impairment

In the first quarter 2020, due to the sudden decline of the global financial markets impacting our assets under management (“AUM”), we recognized a $123.5 million goodwill impairment expense. Subsequent to the first quarter 2020, we identified a $32.8 million error in which we did not consider the incremental impairment charge related to the tax-deductible goodwill. We have corrected this error in the first quarter 2022 as an out-of-period adjustment which is reflected in the table above and recorded in goodwill and intangible asset impairment charges on our Condensed Consolidated Statements of Comprehensive Income.

Perkins Trademark

During the first quarter of 2021, as part of our ongoing strategic initiatives and looking globally at delivering excellent service to our clients and positioning our business for success, we completed a review of Perkins Investment Management (“Perkins”). To right-size our product portfolio and better align with the changing needs of clients, certain strategies were closed and the funds were liquidated during the second quarter of 2021. The majority of the Perkins value equity strategies were unaffected by this reorganization and they have continued under the Janus Henderson brand. The Perkins brand was discontinued and the marketing efforts for value equity strategies were incorporated under the Janus Henderson brand. During the first quarter 2021, we impaired the entire balance of the intangible asset associated with the Perkins trademark. The impairment charge of $3.6 million is included in the table above and recorded in goodwill and intangible asset impairment charges on our Condensed Consolidated Statements of Comprehensive Income.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2022 (remainder of year)	$2.1
2023	2.5
2024	1.1
2025	1.1
2026	1.1
Thereafter	12.0
Total	$19.9

Note 8 — Debt

Our debt as of March 31, 2022, and December 31, 2021, consisted of the following (in millions):

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$309.7	$313.4	$310.4	$328.7

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at March 31, 2022, of $9.7 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

At March 31, 2022, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”); the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”); the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”); or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). As a result of the phase out of the London Interbank Offered Rate (“LIBOR”), our Credit Facility was amended to incorporate the SOFR as the successor rate to USD LIBOR and the SONIA as the successor rate to GBP LIBOR. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2022, we were in compliance with all covenants contained in, and there were no outstanding borrowings under, the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 9 — Income Taxes

Our effective tax rates for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended
	March 31,
	2022	2021
Effective tax rate	28.0%	22.6%

The effective tax rate for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was impacted by a decrease in pre-tax book income with an increase in the disallowed non-controlling interest loss. In addition, the effective tax rate was also impacted by excess tax benefit on equity-based vesting compensation.

As of March 31, 2022, we had $18.5 million of unrecognized tax benefits held for uncertain tax positions. We estimate that the existing liability for uncertain tax positions could decrease by up to $1.6 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2022, and December 31, 2021, consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Consolidated seeded investment products	$150.7	$148.5
Intech:
Employee appreciation rights	—	12.6
Founding member ownership interests	—	2.3
Total redeemable noncontrolling interests	$150.7	$163.4

Consolidated Seeded Investment Products

Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request.

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in our relative ownership, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments in any particular seeded product is redeemed from the respective product’s net assets and cannot be redeemed from the assets of our other seeded products or from our other assets.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2022 and 2021 (in millions):

	Three months ended
	March 31,
	2022	2021
Opening balance	$148.5	$70.6
Changes in market value	(20.1)	(6.3)
Changes in ownership	22.2	18.6
Foreign currency translation	0.1	0.8
Closing balance	$150.7	$83.7

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2022, and December 31, 2021, were as follows (in millions):

	March 31,	December 31,
	2022	2021
Nonredeemable noncontrolling interests in:
Seed capital investments	$2.8	$2.8
Intech	—	12.6
Total nonredeemable noncontrolling interests	$2.8	$15.4

On March 31, 2022, we completed the sale of our 97%-owned subsidiary, Intech. See Note 2 – Dispositions for further information regarding the sale.

Note 11 — Long-Term Incentive and Employee Compensation

The following table presents restricted stock and mutual fund awards granted during the three months ended March 31, 2022 (in millions):

Three months ended
March 31,
2022
Restricted stock	$100.0
Mutual fund awards	98.3
Total	$198.3

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three- or four-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit

The components of net periodic benefit credit in respect of defined benefit plans for the three months ended March 31, 2022 and 2021, include the following (in millions):

	Three months ended
	March 31,
	2022	2021
Service cost	$—	$(0.2)
Interest cost	(4.5)	(2.8)
Amortization of prior service cost	(0.1)	(0.1)
Expected return on plan assets	4.5	3.3
Net periodic benefit credit	$(0.1)	$0.2

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	Three months ended March 31,
	2022			2021
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(363.3)	$(32.8)	$(396.1)	$(313.6)	$(10.4)	$(324.0)
Other comprehensive loss	(47.8)	—	(47.8)	7.5	—	7.5
Amounts reclassified from accumulated other comprehensive loss	0.8	0.1	0.9	(4.2)	0.1	(4.1)
Total other comprehensive loss	(47.0)	0.1	(46.9)	3.3	0.1	3.4
Less: other comprehensive loss attributable to noncontrolling interests	(0.2)	—	(0.2)	(0.8)	—	(0.8)
Ending balance	$(410.5)	$(32.7)	$(443.2)	$(311.1)	$(10.3)	$(321.4)

The components of other comprehensive income (loss), net of tax for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	Three months ended March 31,
	2022			2021
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$(49.0)	$1.2	$(47.8)	$7.1	$0.4	$7.5
Reclassifications to net income	0.9	—	0.9	(4.1)	—	(4.1)
Total other comprehensive income (loss)	$(48.1)	$1.2	$(46.9)	$3.0	$0.4	$3.4

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2022 and 2021 (in millions, except per share data):

	Three months ended
	March 31,
	2022	2021
Net income attributable to JHG	$78.7	$155.5
Allocation of earnings to participating stock-based awards	(2.0)	(4.8)
Net income attributable to JHG common shareholders	$76.7	$150.7

Weighted-average common shares outstanding — basic	164.0	171.0
Dilutive effect of nonparticipating stock-based awards	0.5	0.8
Weighted-average common shares outstanding — diluted	164.5	171.8

Earnings (loss) per share:
Basic (two class)	$0.47	$0.88
Diluted (two class)	$0.47	$0.88

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the three months ended March 31, 2022:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.38	February 2, 2022	$64.3	February 28, 2022

On May 3, 2022, the Board approved a 2.6% increase in the quarterly cash dividends and declared a $0.39 per share dividend for the first quarter 2022. The quarterly dividend will be paid on May 31, 2022, to shareholders of record at the close of business on May 16, 2022.

Note 15 — Commitments and Contingencies

We are periodically involved in various legal proceedings and other regulatory matters. Although there can be no assurances, based on information currently available, we believe that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on our consolidated financial statements.

With respect to the unaudited financial statements of Janus Henderson Group plc as of and for the three-month period ended March 31, 2022, appearing herein, PricewaterhouseCoopers LLP (United States) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2022, appearing herein, states that they did not audit and they do not express an opinion on the unaudited financial statements. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP (United States) is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial statements because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP (United States) within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Janus Henderson Group plc and its subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statement of comprehensive income (loss), of changes in equity, and of cash flows for the three-month periods ended March 31, 2022 and March 31, 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statement of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 4, 2022

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

Available Information

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto as soon as reasonably practicable after such filings have been made with the SEC. These reports may be obtained through our Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. The contents of our website are not incorporated herein for any purpose. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives.

On March 23, 2022, we announced our Board’s appointment of Ali Dibadj as our Chief Executive Officer (“CEO”), effective on a mutually agreed date but no later than June 27, 2022. In connection with Mr. Dibadj’s appointment and the retirement of our former CEO, Richard Weil, the Board appointed Roger Thompson to serve as the interim CEO, effective April 1, 2022.

Segment Considerations

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker, the current interim CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by the interim CEO and, on this basis, we operate as a single-segment investment management business.

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

FIRST QUARTER 2022 SUMMARY

First Quarter 2022 Highlights

●	Solid long-term investment performance, with 50%, 62%, 74% and 83% of our AUM outperforming relevant benchmarks on a one-, three-, five- and 10-year basis, respectively, as of March 31, 2022.

●	First quarter 2022 operating income was $124.6 million, or $178.8 million on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	First quarter 2022 diluted earnings per share was $0.47, or $0.75 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	On May 3, 2022, the Board approved a 2.6% increase in the quarterly cash dividends and declared a $0.39 per share dividend for the first quarter 2022.

●	During the first quarter 2022, we acquired 1.2 million shares of our common stock for $43.3 million as part of the share buyback program. On May 3, 2022, the Board also approved authorization of $200 million of share buybacks through April 2023.

●	On March 23, 2022, we announced our Board’s appointment of Ali Dibadj as our next CEO, effective on a mutually agreed date but no later than June 27, 2022.

●	As of March 31, 2022, we completed the previously announced sale of our Quantitative Equities subsidiary, Intech.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the first quarter 2022 was $620.0 million, a decrease of $24.0 million, or (4%), compared to the first quarter 2021. Key drivers of the decrease include the following:

●	A decline of $25.4 million in performance fees primarily due to a reduction in performance fee crystallizations and an increase in negative mutual fund performance fees.

Total operating expenses for the first quarter 2022 were $495.4 million, an increase of $43.9 million, or 10%, compared to operating expenses in the first quarter 2021. Key drivers of the variance include the following:

●	An increase of $29.2 million in intangible asset and goodwill impairment charges due to the out-of-period incremental goodwill impairment in the first quarter 2022.

●	An increase of $14.4 million in distribution expenses driven by the timing of adjustments to distribution expenses.

●	An increase of $10.1 million in general, administrative and occupancy expenses primarily due to higher consultancy fees.

●	A decrease of $10.0 million in employee compensation and benefits primarily due to lower variable compensation charges.

Operating income for the first quarter 2022 was $124.6 million, a decrease of $67.9 million, or (35%), compared to the first quarter 2021. Our operating margin was 20.1% in the first quarter 2022 compared to 29.9% in the first quarter 2021.

Net income attributable to JHG in the first quarter 2022 was $78.7 million, a decrease of $76.8 million, or (49%), compared to the first quarter 2021. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance include the following:

●	An unfavorable movement of $33.8 million in investment gains, net in the first quarter 2022 compared to the first quarter 2021, partially offset by an improvement of $12.3 million in net loss attributable to noncontrolling interests. Movements in investment gains, net and net loss attributable to noncontrolling interests are primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments and the consolidation of third-party ownership interests in seeded investment products.

●	A decrease of $20.3 million in our provision for income taxes primarily due to a decrease in pre-tax income.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2022:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	32%	44%	61%	76%
Fixed Income	68%	97%	96%	99%
Multi-Asset	95%	96%	96%	99%
Alternatives	92%	100%	100%	100%
Total	50%	62%	74%	83%

Assets Under Management

Our AUM as of March 31, 2022, was $361.0 billion, a decrease of $71.3 billion, or (16.5%), from December 31, 2021, driven primarily by a $29.6 billion disposition of the Intech Quantitative Equities capability and negative market movements of $29.1 billion. Net redemptions of $11.9 billion, or $6.2 billion when excluding the Intech Quantitative Equities capability, also contributed to the decline in AUM.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended March 31, 2022, the USD strengthened against GBP and EUR, and weakened against AUD, resulting in a $2.0 billion decrease in our AUM. As of March 31, 2022, approximately 33.5% of our AUM was non-USD denominated.

VelocityShares exchange-traded notes (“ETNs”) and certain index products are not included within our AUM because we are not the named adviser or subadviser to ETNs or index products. VelocityShares ETN assets totaled $0.3 billion and $0.2 billion as of March 31, 2022, and December 31, 2021, respectively. VelocityShares index product assets, not included within our AUM, totaled $1.7 billion and $1.9 billion as of March 31, 2022, and December 31, 2021, respectively.

Our AUM and flows by capability for the three months ended March 31, 2022 and 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability
Equities	$244.3	$8.5	$(12.3)	$(3.8)	$(19.2)	$(1.3)	$1.3	$221.3
Fixed Income	79.6	6.0	(6.0)	—	(3.8)	(0.3)	—	75.5
Multi-Asset	59.7	2.3	(4.5)	(2.2)	(3.5)	(0.1)	—	53.9
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Alternatives	10.7	0.9	(1.1)	(0.2)	—	(0.2)	—	10.3
Total	$432.3	$17.9	$(29.8)	$(11.9)	$(29.1)	$(2.0)	$(28.3)	$361.0

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability
Equities	$219.4	$10.5	$(12.0)	$(1.5)	$7.3	$(0.3)	$—	$224.9
Fixed Income	81.5	5.9	(5.5)	0.4	(2.1)	(0.3)	—	79.5
Multi-Asset	48.0	3.0	(2.2)	0.8	0.7	—	—	49.5
Quantitative Equities	42.0	0.2	(2.3)	(2.1)	1.5	(0.1)	—	41.3
Alternatives	10.7	1.1	(2.0)	(0.9)	0.2	(0.1)	—	9.9
Total	$401.6	$20.7	$(24.0)	$(3.3)	$7.6	$(0.8)	$—	$405.1

(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Disposals relate to the sale of Intech and reclassifications relate to a reclassification of existing funds from Quantitative Equities to Equities.

Our AUM and flows by client type for the three months ended March 31, 2022 and 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2021	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2022
By client type:
Intermediary	$215.0	$14.0	$(15.8)	$(1.8)	$(13.8)	$(1.3)	$(0.9)	$197.2
Institutional	127.2	3.3	(12.4)	(9.1)	(7.8)	(0.6)	(27.4)	82.3
Self-directed	90.1	0.6	(1.6)	(1.0)	(7.5)	(0.1)	—	81.5
Total	$432.3	$17.9	$(29.8)	$(11.9)	$(29.1)	$(2.0)	$(28.3)	$361.0

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2020	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2021
By client type:
Intermediary	$192.9	$16.5	$(15.4)	$1.1	$4.4	$(0.4)	$(1.8)	$196.2
Institutional	127.6	3.3	(6.8)	(3.5)	1.7	(0.4)	1.8	127.2
Self-directed	81.1	0.9	(1.8)	(0.9)	1.5	—	—	81.7
Total	$401.6	$20.7	$(24.0)	$(3.3)	$7.6	$(0.8)	$—	$405.1

Average Assets Under Management

The following table presents our average AUM by capability for the three months ended March 31, 2022 and 2021 (in billions):

	Three months ended		Three months ended
	March 31,		March 31,
By capability	2022	2021	2022 vs. 2021
Equities	$222.9	$223.6	(0)%
Fixed Income	77.5	80.9	(4)%
Multi-Asset	54.5	48.7	12%
Quantitative Equities	31.2	41.5	(25)%
Alternatives	10.6	10.6	0%
Total	$396.7	$405.3	(2)%

Closing Assets Under Management

The following table presents the closing AUM by client location as of March 31, 2022 (in billions):

Closing AUM
By client location	December 31, 2021
North America	$207.6
EMEA and LatAm	116.4
Asia Pacific	37.0
Total	$361.0

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investment securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. However, for non-U.S. equity securities held by U.S. mutual funds, excluding exchange-traded funds (“ETFs”), the quoted market prices may be adjusted to capture market movement between the time the local market closes and the NYSE closes. Other investments, including over-the-counter (“OTC”) derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), are valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

			Three months
	Three months ended		ended
	March 31,		March 31,
	2022	2021	2022 vs. 2021
Revenue (in millions):
Management fees	$514.0	$514.9	(0)%
Performance fees	(8.4)	17.0	n/m *
Shareowner servicing fees	62.4	60.8	3%
Other revenue	52.0	51.3	1%
Total revenue	$620.0	$644.0	(4)%
* n/m - Not meaningful.

Total revenue

Total revenue decreased $24.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decline in performance fee crystallizations within Société d’Investissement À Capital Variable (“SICAV”) and UK Open Ended Investment Companies (“OEICs”), and an increase in negative performance fees associated with U.S. mutual funds. Fluctuations in management fees, shareowner servicing fees and other revenue were insignificant.

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other product range performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund compared to a specified benchmark index. Performance fees by product type consisted of the following for the three months ended March 31, 2022 and 2021 (in millions):

	Three months ended
	March 31,
	2022	2021
Performance fees (in millions):
SICAVs	$—	$12.4
UK OEICs and unit trusts	—	4.0
Offshore absolute return funds and other funds	5.7	2.2
Segregated mandates	(0.1)	2.3
U.S. mutual funds	(14.0)	(3.9)
Total performance fees	$(8.4)	$17.0

Operating Expenses

			Three months
	Three months ended		ended
	March 31,		March 31,
	2022	2021	2022 vs. 2021
Operating expenses (in millions):
Employee compensation and benefits	$164.6	$174.6	(6)%
Long-term incentive plans	51.4	53.5	(4)%
Distribution expenses	141.8	127.4	11%
Investment administration	14.8	12.6	17%
Marketing	7.4	6.2	19%
General, administrative and occupancy	73.1	63.0	16%
Impairment of goodwill and intangible assets	32.8	3.6	n/m *
Depreciation and amortization	9.5	10.6	(10)%
Total operating expenses	$495.4	$451.5	10%
* n/m - Not meaningful.

Employee compensation and benefits

Employee compensation and benefits decreased by $10.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by a decrease of $18.1 million in variable compensation, mainly due to a lower annual bonus pool and other variable compensation, favorable foreign currency translation of $2.7 million and a $2.3 million decrease in project charges driven by less internal labor costs capitalized during the three months ended March 31, 2022. These decreases were partially offset by a $6.8 million increase in salary and benefits, due to higher headcount driven by the conversion of temporary staff to full-time employees and annual base-pay increases, which increased expenses during the three months ended March 31, 2022, by $6.2 million.

Long-term incentive plans

Long-term incentive plan expenses decreased by $2.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by a $17.1 million decrease in mark-to-market adjustments related to mutual fund share awards and certain long-term incentive awards, partially offset by $12.5 million for accelerated vesting of awards due to the retirement of our CEO and Chief Information Officer (“CIO”), and $3.1 million due to the roll-on of new awards exceeding the roll-off of vested awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $14.4 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the timing of adjustments to distribution expenses.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), increased by $2.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $1.9 million increase in fund accounting and ad valorem expenses.

Marketing

Marketing expenses increased by $1.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in marketing events, sponsorships, and advertising campaigns during the three months ended March 31, 2022.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $10.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increases of $6.4 million in consultancy fees related to certain project costs, $2.8 million in information technology costs, driven by an increased investment in non-capitalizable hardware and software, and $2.5 million in higher market data expenses.

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges increased by $29.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase is primarily due to a $32.8 million out-of-period incremental impairment of our goodwill recognized during the three months ended March 31, 2022, partially offset by a $3.6 million impairment of the Perkins brand name recognized during the three months ended March 31, 2021.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease in the amortization of internally developed software, as assets became fully amortized during the current year.

Non-Operating Income and Expenses

			Three months
	Three months ended		ended
	March 31,		March 31,
	2022	2021	2022 vs. 2021
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(3.2)	—%
Investment gains (losses), net	(32.2)	1.6	n/m	*
Other non-operating expenses, net	(7.8)	(0.1)	n/m	*
Income tax provision	(22.8)	(43.1)	47%
* n/m - Not meaningful.

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	March 31,
	2022	2021
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$(11.5)	$5.6
Third-party ownership interests in seeded investment products	(20.1)	(8.0)
Long Tail Alpha investment	1.5	2.1
Deferred equity plan	(1.5)	1.9
Other	(0.6)	—
Investment gains (losses), net	$(32.2)	$1.6

Investment gains (losses), net moved unfavorably by $33.8 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Movements in investment gains (losses), net are primarily due to fair value adjustments in relation to our seeded investment products, deferred equity plan and consolidation of third-party ownership interests in seeded investment products.

Other non-operating expenses, net

Other non-operating expenses, net declined $7.7 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily due to a loss of $9.1 million related to the sale of Intech during the three months ended March 31, 2022. This loss was partially offset by $1.9 million of favorable foreign currency translation when comparing the three months ended March 31, 2022, to the three months ended March 31, 2021.

Income tax provision

Our effective tax rates for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended
	March 31,
	2022	2021
Effective tax rate	28.0%	22.6%

The effective tax rate for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was impacted by a decrease in pre-tax book income with an increase in the disallowed non-controlling interest loss. In addition, the effective tax rate was also impacted by excess tax benefit on equity-based vesting compensation.

Net loss attributable to noncontrolling interests

The components of net loss attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Net loss attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$20.1	$8.0
Majority-owned subsidiaries	—	(0.2)
Total net loss attributable to noncontrolling interests	$20.1	$7.8

Net loss attributable to noncontrolling interests improved by $12.3 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Movements in net loss attributable to noncontrolling interests primarily relate to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

2022 Outlook

Our philosophy of maintaining strong financial discipline while reinvesting in the business to deliver on our strategic priorities continues in 2022. Current areas of focus for reinvestment include distribution, technology and investment themes, such as environmental, social and governance factors (“ESG”). We also expect an increase in spending on travel and entertainment as pandemic-related restrictions continue to ease. Non-compensation operating expenses are expected to increase in the low teens, on a percentage basis, while adjusted compensation to revenue ratio is expected to be in the low 40s in 2022. In addition, we expect the sale of Intech to have an insignificant effect on our revenue and expenses for the remainder of 2022.

Performance fees associated with U.S. mutual funds are expected to further deteriorate in 2022. With benchmark performance for the remainder of 2022, we expect U.S. mutual fund performance fees of approximately negative $60.0 million on an annual basis.

We also anticipate certain macroeconomic headwinds for the remainder of 2022, including volatile and potentially declining markets, rising interest rates, inflation and the Russia/Ukraine conflict which could have an adverse impact to our revenue and expenses.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended March 31, 2022 and 2021 (in millions, except per share and operating margin data):

	Three months ended
	March 31,
	2022	2021
Reconciliation of revenue to adjusted revenue
Revenue	$620.0	$644.0
Management fees	(57.0)	(46.8)
Shareowner servicing fees	(52.2)	(50.0)
Other revenue	(32.6)	(30.6)
Adjusted revenue(1)	$478.2	$516.6
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$495.4	$451.5
Long-term incentive plans(2)	(13.0)	0.1
Distribution expenses(1)	(141.8)	(127.4)
General, administrative and occupancy(2)	(6.5)	(3.6)
Impairment of goodwill and intangible assets(3)	(32.8)	(3.6)
Depreciation and amortization(3)	(1.9)	(1.9)
Adjusted operating expenses	$299.4	$315.1
Adjusted operating income	178.8	201.5
Operating margin(4)	20.1%	29.9%
Adjusted operating margin(5)	37.4%	39.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$78.7	$155.5
Long-term incentive plans(2)	13.0	(0.1)
General, administrative and occupancy(2)	6.5	3.6
Impairment of goodwill and intangible assets(3)	32.8	3.6
Depreciation and amortization(3)	1.9	1.9
Investment gains (losses), net(6)	—	0.2
Other non-operating expenses, net(6)	7.5	(1.8)
Income tax provision(7)	(14.6)	(1.4)
Adjusted net income attributable to JHG	125.8	161.5
Less: allocation of earnings to participating stock-based awards	(3.2)	(5.0)
Adjusted net income attributable to JHG common shareholders	$122.6	$156.5
Weighted-average common shares outstanding — diluted (two class)	164.5	171.8
Diluted earnings per share (two class)(8)	$0.47	$0.88
Adjusted diluted earnings per share (two class)(9)	$0.75	$0.91

(1)	We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue.

(2)	Adjustments for the three months ended March 31, 2022, consist primarily of long-term incentive plan expense associated with accelerated vesting of awards related to the retirement of our CEO and CIO, deal costs associated with the sale of Intech and rent expense for subleased office space. Adjustments for the three months ended March 31, 2021, consist primarily of rent expense for subleased office space. JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. In addition, the adjustment for the three months ended March 31, 2022, includes an out-of-period incremental goodwill impairment charge, and the adjustment for the three months ended March 31, 2021, includes an impairment charge related to our trademarks. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments primarily relate to contingent consideration adjustments associated with prior acquisitions. In addition, the adjustment for the three months ended March 31, 2022, includes a one-time charge related to the sale of Intech. JHG management believes these costs are not representative of our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of March 31, 2022, and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents held by the Company	$782.0	$1,106.0
Investment securities held by the Company	$510.3	$551.0
Fees and other receivables	$322.6	$351.6
Debt	$309.7	$310.4

Cash and cash equivalents consist primarily of cash at banks held in money market funds. Cash and cash equivalents exclude cash held by consolidated VIEs and consolidated VREs, and investment securities exclude noncontrolling interests as these assets are not available for general corporate purposes.

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of  the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £204.2 million ($268.9 million), resulting in £256.7 million ($338.0 million) of capital above the requirement as of March 31, 2022, based upon internal calculations and taking into account the effect of dividends related to first quarter 2022 results that will be paid in the second quarter 2022. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On May 3, 2022, the Board approved a new on-market share buyback program (“2022 Corporate Buyback Program”) pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) at any time prior to the date of our 2023 Annual General Meeting of Shareholders.

On July 28, 2021, the Board approved an on-market share buyback program (“2021 Corporate Buyback Program”) pursuant to which we were authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2022 Annual General Meeting of Shareholders. We commenced repurchases under the 2021 Corporate Buyback Program in August 2021, and during the three months ended March 31, 2022, we repurchased 1,258,640 shares of our common stock and CDIs for $43.3 million.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We usually satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose. We purchased 2,931,432 shares at an average price of $32.43 in satisfaction of employee awards and entitlements during the three months ended March 31, 2022.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2022, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.38	February 2, 2022	$64.3	February 28, 2022

On May 3, 2022, the Board approved a 2.6% increase in the quarterly cash dividends and declared a $0.39 per share dividend for the first quarter 2022. The quarterly dividend will be paid on May 31, 2022, to shareholders of record at the close of business on May 16, 2022.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of March 31, 2022, include principal and interest payments related to the 2025 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of $2.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have a $10.0 million unfunded loan commitment with Intech, which is not reflected in our condensed consolidated financial statements. Refer to Note 2 — Dispositions for further information on the loan commitment.

Other Sources of Liquidity

At March 31, 2022, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024. Additionally, as a result of LIBOR’s phase out, our credit facility was amended to incorporate other short-term borrowing rates. Specifically, the SOFR was designated as the successor rate to USD LIBOR and the SONIA was designated as the successor rate to GBP LIBOR.

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

Cash Flows

Cash flow data for the three months ended March 31, 2022 and 2021, was as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Cash flows provided by (used for):
Operating activities	$(57.5)	$25.8
Investing activities	(16.9)	23.4
Financing activities	(214.8)	(322.5)
Effect of exchange rate changes on cash and cash equivalents	(16.0)	1.8
Net change in cash and cash equivalents	(305.2)	(271.5)
Cash balance at beginning of period	1,118.6	1,108.1
Cash balance at end of period	$813.4	$836.6

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash (used for) provided by investing activities for the three months ended March 31, 2022 and 2021, was as follows (in millions):

	Three months ended
	March 31,
	2022	2021
(Purchases) sales of investment securities, net	$(34.2)	$51.4
Sales (purchases) of investment securities by consolidated seeded investment products, net	13.0	(28.1)
Purchases of property, equipment and software	(2.9)	(1.6)
Cash received (paid) on settled seed capital hedges, net	11.7	(1.8)
Other	(4.5)	3.5
Cash (used for) provided by investing activities	$(16.9)	$23.4

Cash outflows from investing activities were $16.9 million during the three months ended March 31, 2022, and cash inflows from investing activities were $23.4 million during the three months ended March 31, 2021. Cash outflows from investing activities during the three months ended March 31, 2022, were primarily due to net purchases of investment securities. When comparing the three months ended March 31, 2022, to the three months ended March 31, 2021, the change in cash (used for) provided by investing activities was primarily due to increases in net purchases of investment securities, partially offset by increases in net sales of investment securities by consolidated seeded investment products and cash received from the settlement of hedges related to our seed capital hedge program.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2022 and 2021, was as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Dividends paid to shareholders	$(64.3)	$(61.7)
Third-party (purchases) sales in consolidated seeded investment products, net	(11.7)	30.2
Purchase of common stock for stock-based compensation plans	(94.5)	(61.5)
Purchase of common stock from Dai-ichi Life and share buyback program	(43.3)	(230.2)
Proceeds from stock-based compensation plans	0.5	0.8
Other	(1.5)	(0.1)
Cash used for financing activities	$(214.8)	$(322.5)

Cash outflows from financing activities were $214.8 million and $322.5 million during the three months ended March 31, 2022 and 2021, respectively. Cash outflows from financing activities during the three months ended March 31, 2022, were primarily due to purchases of common stock for stock-based compensation plans and the share buyback program, dividends paid to shareholders and net third-party purchases in investment securities within consolidated seeded investment products. When comparing the three months ended March 31, 2022, to the three months ended March 31, 2021, the change in cash used for financing activities was primarily due to an increase in third-party purchases in consolidated seeded investment products and the purchase of common stock for stock-based compensation plans. These increases were partially offset by the purchase of common stock from Dai-ichi Life, as part of the Dai-ichi Life secondary public offering, which was recognized during the three months ended March 31, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.   Controls and Procedures

As of March 31, 2022, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Roger Thompson, our interim CEO and Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 15 — Commitments and Contingencies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On May 3, 2022, the Board approved the 2022 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2023 Annual General Meeting of Shareholders.

On July 28, 2021, the Board approved the 2021 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2022 Annual General Meeting of Shareholders. We commenced repurchases under the 2021 Corporate Buyback Program in August 2021, and during the three months ended March 31, 2022, we repurchased 1,258,640 shares of our common stock and CDIs for $43.3 million.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We usually satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (“Share Plans Repurchases”). During the first quarter 2022, we purchased 2,931,432 shares on-market for $95.1 million in satisfaction of employee awards and entitlements.

The following is a summary of our common stock repurchases by month during the three months ended March 31, 2022, including repurchases under the 2021 Corporate Buyback Programs and Share Plans Repurchases.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January 1, 2022, through January 31, 2022	2,951	$36.09	—	$58
February 1, 2022, through February 28, 2022	1,343,351	33.87	—	$58
March 1, 2022, through March 31, 2022	2,843,770	32.62	1,258,640	$15
Total	4,190,072	$33.02	1,258,640

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Filed with this Report:

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.

10.1	CEO Offer Letter, dated March 23, 2022, between Janus Henderson Group plc and Ali Dibadj*	10

10.2	Severance Rights Agreement, dated March 23, 2022, between Janus Henderson Investors US LLC and Ali Dibadj*	10

10.3	Service Agreement between Henderson Administrative Limited and Georgina Fogo, effective from March 15, 2018*	10

15.1	Letter regarding unaudited interim financial information	15

31	Certification of Roger Thompson, interim Chief Executive Officer and Chief Financial Officer of Registrant	31

32	Certification of Roger Thompson, interim Chief Executive Officer and Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101

101.SCH	Inline XBRL Taxonomy Extension Schema Document	101

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	101

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	101

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	101

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	101
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	104

	*Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2022

Janus Henderson Group plc

/s/ Roger Thompson
Roger Thompson,
Interim Chief Executive Officer
Chief Financial Officer
(Interim Principal Executive Officer and Principal Financial Officer)

/s/ Brennan Hughes
Brennan Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)