Form 10-Q
period 2022-09-30
JANUS HENDERSON GROUP PLC
filed 2022-10-31
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 24, 2022, there were 165,657,905 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,022.9	$1,107.3
Investment securities	284.1	451.4
Fees and other receivables	220.5	351.6
OEIC and unit trust receivables	233.9	84.4
Assets of consolidated VIEs:
Cash and cash equivalents	12.8	11.3
Investment securities	224.4	250.9
Other current assets	2.5	2.1
Other current assets	113.9	150.2
Total current assets	2,115.0	2,409.2
Non-current assets:
Property, equipment and software, net	49.0	63.3
Intangible assets, net	2,425.5	2,542.7
Goodwill	1,206.0	1,341.5
Retirement benefit asset, net	135.8	165.1
Other non-current assets	192.8	180.6
Total assets	$6,124.1	$6,702.4

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$214.5	$270.8
Current portion of accrued compensation, benefits and staff costs	230.2	420.0
OEIC and unit trust payables	239.8	92.2
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	5.1	2.6
Total current liabilities	689.6	785.6

Non-current liabilities:
Accrued compensation, benefits and staff costs	36.8	45.7
Long-term debt	308.2	310.4
Deferred tax liabilities, net	597.5	619.2
Retirement benefit obligations, net	3.8	4.8
Other non-current liabilities	89.3	134.4
Total liabilities	1,725.2	1,900.1

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	153.1	163.4

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 165,657,905 and 169,046,154 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	248.5	253.6
Additional paid-in-capital	3,684.8	3,771.8
Treasury shares, 69,806 and 1,133,934 shares held at September 30, 2022, and December 31, 2021, respectively	(3.4)	(55.1)
Accumulated other comprehensive loss, net of tax	(747.5)	(387.0)
Retained earnings	1,060.6	1,040.2
Total shareholders’ equity	4,243.0	4,623.5
Nonredeemable noncontrolling interests	2.8	15.4
Total equity	4,245.8	4,638.9
Total liabilities, redeemable noncontrolling interests and equity	$6,124.1	$6,702.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Management fees	$426.2	$564.5	$1,393.8	$1,623.5
Performance fees	(13.2)	0.6	(25.0)	95.0
Shareowner servicing fees	54.0	67.6	172.7	192.4
Other revenue	45.9	54.7	146.9	158.9
Total revenue	512.9	687.4	1,688.4	2,069.8
Operating expenses:
Employee compensation and benefits	142.5	166.2	452.1	533.2
Long-term incentive plans	41.1	35.0	133.2	138.3
Distribution expenses	118.7	142.1	388.3	406.8
Investment administration	12.5	13.0	37.6	38.7
Marketing	5.6	7.5	20.8	20.4
General, administrative and occupancy	64.7	65.5	210.1	194.2
Impairment of goodwill and intangible assets	-	-	-	44.4
Depreciation and amortization	7.1	9.8	24.3	30.5
Total operating expenses	392.2	439.1	1,266.4	1,406.5
Operating income	120.7	248.3	422.0	663.3
Interest expense	(3.1)	(3.2)	(9.5)	(9.6)
Investment gains (losses), net	11.0	4.7	(130.6)	8.1
Other non-operating income, net	13.9	3.6	6.7	0.8
Income before taxes	142.5	253.4	288.6	662.6
Income tax provision	(27.9)	(53.3)	(95.3)	(175.7)
Net income	114.6	200.1	193.3	486.9
Net loss (income) attributable to noncontrolling interests	(7.0)	(3.3)	114.1	0.6
Net income attributable to JHG	$107.6	$196.8	$307.4	$487.5

Earnings per share attributable to JHG common shareholders:
Basic	$0.65	$1.15	$1.84	$2.81
Diluted	$0.65	$1.14	$1.84	$2.80
Other comprehensive income (loss), net of tax:
Foreign currency translation losses	$(139.2)	$(59.6)	$(364.0)	$(53.1)
Actuarial gains	0.1	0.1	0.3	0.4
Other comprehensive loss, net of tax	(139.1)	(59.5)	(363.7)	(52.7)
Other comprehensive loss (income) attributable to noncontrolling interests	(20.2)	0.8	3.2	(0.2)
Other comprehensive loss attributable to JHG	$(159.3)	$(58.7)	$(360.5)	$(52.9)
Total comprehensive income (loss)	$(24.5)	$140.6	$(170.4)	$434.2
Total comprehensive loss (income) attributable to noncontrolling interests	(27.2)	(2.5)	117.3	0.4
Total comprehensive income (loss) attributable to JHG	$(51.7)	$138.1	$(53.1)	$434.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Nine months ended
	September 30,
	2022	2021
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$193.3	$486.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.3	30.5
Impairment of goodwill and intangible assets	-	44.4
Deferred income taxes	9.2	24.2
Stock-based compensation plan expense	68.0	50.7
Loss on sale of Intech	9.1	-
Investment losses (gains), net	130.6	(8.1)
Contributions to pension plans in excess of costs recognized	0.3	(1.0)
Other, net	(8.3)	(7.4)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(1.8)	2.1
Other assets	114.7	(14.4)
Other accruals and liabilities	(212.1)	6.3
Net operating activities	327.3	614.2
Investing activities:
Sales (purchases) of:
Investment securities, net	34.8	(196.5)
Property, equipment and software	(10.3)	(5.9)
Investment securities by consolidated seeded investment products, net	21.7	(58.0)
Cash received (paid) on settled seed capital hedges, net	62.6	(12.6)
Dividends received from equity-method investments	0.5	1.1
JHG long-term note with Intech	(13.2)	-
Proceeds from sale of Intech	14.9	-
Receipt of contingent consideration payments from sale of subsidiaries	-	6.1
Net investing activities	111.0	(265.8)
Financing activities:
Proceeds from stock-based compensation plans	3.3	10.9
Purchase of common stock for stock-based compensation plans	(106.7)	(72.1)
Purchase of common stock from Dai-ichi Life and share buyback program	(98.9)	(305.2)
Dividends paid to shareholders	(194.5)	(191.5)
Distributions to noncontrolling interests	(1.0)	(0.4)
Third-party sales (purchases) in consolidated seeded investment products, net	(16.2)	61.2
Principal payments under capital lease obligations	(1.2)	(0.3)
Net financing activities	(415.2)	(497.4)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(106.0)	(14.5)
Net change	(82.9)	(163.5)
At beginning of period	1,118.6	1,108.1
At end of period	$1,035.7	$944.6
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6
Cash paid for income taxes, net of refunds	$122.1	$169.2
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,022.9	$933.1
Cash and cash equivalents held in consolidated VIEs	12.8	11.5
Total cash and cash equivalents	$1,035.7	$944.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended September 30, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2022	165.7	$248.5	$3,673.6	$(5.9)	$(588.2)	$1,017.8	$2.8	$4,348.6
Net income	—	—	—	—	—	107.6	—	107.6
Other comprehensive loss	—	—	—	—	(159.3)	—	—	(159.3)
Dividends paid to shareholders ($0.39 per share)	—	—	0.1	—	—	(64.8)	—	(64.7)
Purchase of common stock for stock-based compensation plans	—	—	(9.4)	(0.3)	—	—	—	(9.7)
Vesting of stock-based compensation plans	—	—	(2.8)	2.8	—	—	—	—
Stock-based compensation plan expense	—	—	22.2	—	—	—	—	22.2
Proceeds from stock-based compensation plans	—	—	1.1	—	—	—	—	1.1
Balance at September 30, 2022	165.7	$248.5	$3,684.8	$(3.4)	$(747.5)	$1,060.6	$2.8	$4,245.8

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended September 30, 2021	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2021	172.3	$258.5	$3,743.6	$(67.6)	$(309.1)	$976.3	$15.6	$4,617.3
Net income	—	—	—	—	—	196.8	0.1	196.9
Other comprehensive loss	—	—	—	—	(58.7)	—	—	(58.7)
Dividends paid to shareholders ($0.38 per share)	—	—	—	—	—	(64.8)	—	(64.8)
Purchase of common stock for share buyback program	(1.7)	(2.6)	—	—	—	(72.4)	—	(75.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.0	—	1.0
Purchase of common stock for stock-based compensation plans	—	—	0.5	(0.6)	—	—	—	(0.1)
Vesting of stock-based compensation plans	—	—	(10.1)	10.1	—	—	—	—
Stock-based compensation plan expense	—	—	16.0	—	—	—	—	16.0
Proceeds from stock-based compensation plans	—	—	5.4	—	—	—	—	5.4
Balance at September 30, 2021	170.6	$255.9	$3,755.4	$(58.1)	$(367.8)	$1,036.9	$15.6	$4,637.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Nine months ended September 30, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2022	169.0	$253.6	$3,771.8	$(55.1)	$(387.0)	$1,040.2	$15.4	$4,638.9
Net income	—	—	—	—	—	307.4	—	307.4
Other comprehensive loss	—	—	—	—	(360.5)	—	—	(360.5)
Dividends paid to shareholders ($1.16 per share)	—	—	0.1	—	—	(194.6)	—	(194.5)
Purchase of common stock from share buyback program	(3.3)	(5.1)	—	—	—	(93.8)	—	(98.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(105.8)	(0.9)	—	—	—	(106.7)
Vesting of stock-based compensation plans	—	—	(52.6)	52.6	—	—	—	—
Stock-based compensation plan expense	—	—	68.0	—	—	—	—	68.0
Proceeds from stock-based compensation plans	—	—	3.3	—	—	—	—	3.3
Balance at September 30, 2022	165.7	$248.5	$3,684.8	$(3.4)	$(747.5)	$1,060.6	$2.8	$4,245.8

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Nine months ended September 30, 2021	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2021	180.4	$270.6	$3,815.0	$(107.3)	$(314.9)	$1,030.8	$17.4	$4,711.6
Net income	—	—	—	—	—	487.5	(1.4)	486.1
Other comprehensive loss	—	—	—	—	(52.9)	—	—	(52.9)
Dividends paid to shareholders ($1.12 per share)	—	—	0.1	—	—	(191.6)	—	(191.5)
Purchase of common stock from Dai-ichi Life and share buyback program	(9.8)	(14.7)	—	—	—	(290.5)	—	(305.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.7	—	0.7
Purchase of common stock for stock-based compensation plans	—	—	(70.9)	(1.2)	—	—	—	(72.1)
Vesting of stock-based compensation plans	—	—	(50.4)	50.4	—	—	—	—
Stock-based compensation plan expense	—	—	50.7	—	—	—	—	50.7
Proceeds from stock-based compensation plans	—	—	10.9	—	—	—	—	10.9
Balance at September 30, 2021	170.6	$255.9	$3,755.4	$(58.1)	$(367.8)	$1,036.9	$15.6	$4,637.9

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

Revision of Previously Issued Financial Statements

We identified errors in our previously issued 2021 and 2020 financial statements and interim 2022 financial statements. We determined that the errors, individually and in the aggregate, did not result in a material misstatement to our previously issued consolidated financial statements, however, correcting the errors in the 2022 financial statements would create a material error in the 2022 financial statements and therefore, we have corrected these errors by revising the prior period amounts included in certain Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, and related footnote disclosures.

In the first quarter 2020 we recognized a $123.5 million goodwill impairment expense. Subsequent to the first quarter 2020, we identified a $32.8 million accounting error in which we did not consider the incremental impairment charge related to the tax-deductible goodwill. We corrected this error in the first quarter 2022 as an out-of-period adjustment. In conjunction with the preparation of the third quarter 2022 financial statements, certain additional unrelated immaterial errors were identified related to prior periods.

The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, and the amounts as currently revised within the financial statements. The impact of the revisions on the Consolidated Balance Sheets as of March 31, 2022 and June 30, 2022 was immaterial. Also, the revisions did not impact net operating activities, investing activities, and financing activities on our Consolidated Statements of Cash Flows for any impacted period.

The impact of the error on the Consolidated Balance Sheets as of December 31, 2021 is as follows:

	December 31, 2021
	As Previously Reported	Impact of Revisions	As Revised
ASSETS
Goodwill	1,374.3	(32.8)	1,341.5
Other non-current assets	172.9	7.7	180.6
Total assets	$6,727.5	$(25.1)	$6,702.4

LIABILITIES
Accounts payable and accrued liabilities	271.6	(0.8)	270.8
Total current liabilities	786.4	(0.8)	785.6

Total liabilities	$1,900.9	$(0.8)	$1,900.1

EQUITY
Accumulated other comprehensive loss, net of tax	(396.1)	9.1	(387.0)
Retained earnings	1,073.6	(33.4)	1,040.2
Total shareholders’ equity	4,647.8	(24.3)	4,623.5
Total equity	$4,663.2	$(24.3)	$4,638.9
Total liabilities, redeemable noncontrolling interests and equity	$6,727.5	$(25.1)	$6,702.4

The impact of the error on the Consolidated Balance Sheets as of December 31, 2020 is as follows:

	December 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
ASSETS
Goodwill	1,383.9	(32.8)	1,351.1
Other non-current assets	157.7	7.3	165.0
Total assets	$6,690.8	$(25.5)	$6,665.3

LIABILITIES
Accounts payable and accrued liabilities	232.1	(3.3)	228.8
Total current liabilities	727.8	(3.3)	724.5

Total liabilities	$1,871.2	$(3.3)	$1,867.9

EQUITY
Accumulated other comprehensive loss, net of tax	(324.0)	9.1	(314.9)
Retained earnings	1,062.1	(31.3)	1,030.8
Total shareholders’ equity	4,716.4	(22.2)	4,694.2
Total equity	$4,733.8	$(22.2)	$4,711.6
Total liabilities, redeemable noncontrolling interests and equity	$6,690.8	$(25.5)	$6,665.3

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2022 is as follows:

	Six Months Ended June 30, 2022
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Impairment of goodwill and intangible assets	$32.8	$(32.8)	$-
Total operating expenses	907.0	(32.8)	874.2
Operating income (loss)	268.5	32.8	301.3
Other non-operating income (expenses), net	(9.5)	2.3	(7.2)
Income (loss) before taxes	111.0	35.1	146.1
Income tax benefit (provision)	(59.5)	(7.9)	(67.4)
Net income (loss)	51.5	27.2	78.7
Net income (loss) attributable to JHG	$172.6	$27.2	$199.8

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$1.03	$0.16	$1.19
Diluted	$1.03	$0.16	$1.19
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(222.5)	(2.3)	(224.8)
Other comprehensive income (loss), net of tax	(222.3)	(2.3)	(224.6)
Other comprehensive income (loss) attributable to JHG	$(198.9)	$(2.3)	$(201.2)
Total comprehensive income (loss)	$(170.8)	$24.9	$(145.9)
Total comprehensive income (loss) attributable to JHG	$(26.3)	$24.9	$(1.4)

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 is as follows:

	Three Months Ended June 30, 2022
	As Previously Reported	Impact of Revisions	As Revised
Other non-operating income (expenses), net	$(1.7)	$2.3	$0.6
Income (loss) before taxes	29.6	2.3	31.9
Net income (loss)	(7.1)	2.3	(4.8)
Net income (loss) attributable to JHG	$93.9	$2.3	$96.2

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.56	$0.02	$0.58
Diluted	$0.56	$0.01	$0.57
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(175.5)	(2.3)	(177.8)
Other comprehensive income (loss), net of tax	(175.4)	(2.3)	(177.7)
Other comprehensive income (loss) attributable to JHG	$(151.8)	$(2.3)	$(154.1)

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Impairment of goodwill and intangible assets	$32.8	$(32.8)	$-
Total operating expenses	495.4	(32.8)	462.6
Operating income (loss)	124.6	32.8	157.4
Income (loss) before taxes	81.4	32.8	114.2
Income tax benefit (provision)	(22.8)	(7.9)	(30.7)
Net income (loss)	58.6	24.9	83.5
Net income (loss) attributable to JHG	$78.7	$24.9	$103.6

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.47	$0.15	$0.62
Diluted	$0.47	$0.14	$0.61
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$11.7	$24.9	$36.6
Total comprehensive income (loss) attributable to JHG	$31.6	$24.9	$56.5

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2021 is as follows:

	Year Ended December 31, 2021
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Distribution expenses	$551.6	$2.5	$554.1
Total operating expenses	1,943.6	2.5	1,946.1
Operating income (loss)	823.4	(2.5)	820.9
Income (loss) before taxes	820.2	(2.5)	817.7
Income tax benefit (provision)	(205.7)	0.4	(205.3)
Net income (loss)	614.5	(2.1)	612.4
Net income (loss) attributable to JHG	$622.1	$(2.1)	$620.0

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$3.60	$(0.01)	$3.59
Diluted	$3.59	$(0.01)	$3.58
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$542.0	$(2.1)	$539.9
Total comprehensive income (loss) attributable to JHG	$550.0	$(2.1)	$547.9

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Distribution expenses	$404.3	$2.5	$406.8
Total operating expenses	1,404.0	2.5	1,406.5
Operating income (loss)	665.8	(2.5)	663.3
Income (loss) before taxes	665.1	(2.5)	662.6
Income tax benefit (provision)	(176.1)	0.4	(175.7)
Net income (loss)	489.0	(2.1)	486.9
Net income (loss) attributable to JHG	$489.6	$(2.1)	$487.5

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$2.82	$(0.01)	$2.81
Diluted	$2.81	$(0.01)	$2.80
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$436.3	$(2.1)	$434.2
Total comprehensive income (loss) attributable to JHG	$436.7	$(2.1)	$434.6

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Distribution expenses	$262.2	$2.5	$264.7
Total operating expenses	964.9	2.5	967.4
Operating income (loss)	417.5	(2.5)	415.0
Income (loss) before taxes	411.7	(2.5)	409.2
Income tax benefit (provision)	(122.8)	0.4	(122.4)
Net income (loss)	288.9	(2.1)	286.8
Net income (loss) attributable to JHG	$292.8	$(2.1)	$290.7

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$1.68	$(0.02)	$1.66
Diluted	$1.67	$(0.01)	$1.66
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$295.7	$(2.1)	$293.6
Total comprehensive income (loss) attributable to JHG	$298.6	$(2.1)	$296.5

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Distribution expenses	$127.4	$2.5	$129.9
Total operating expenses	451.5	2.5	454.0
Operating income (loss)	192.5	(2.5)	190.0
Income (loss) before taxes	190.8	(2.5)	188.3
Income tax benefit (provision)	(43.1)	0.4	(42.7)
Net income (loss)	147.7	(2.1)	145.6
Net income (loss) attributable to JHG	$155.5	$(2.1)	$153.4

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.88	$(0.01)	$0.87
Diluted	$0.88	$(0.01)	$0.87
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$151.1	$(2.1)	$149.0
Total comprehensive income (loss) attributable to JHG	$158.1	$(2.1)	$156.0

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2020 is as follows:

	Year Ended December 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Distribution expenses	$464.4	$(3.3)	$461.1
Impairment of goodwill and intangible assets	513.7	32.8	546.5
Total operating expenses	2,140.8	29.5	2,170.3
Operating income (loss)	157.8	(29.5)	128.3
Other non-operating income (expenses), net	39.7	(9.1)	30.6
Income (loss) before taxes	242.1	(38.6)	203.5
Income tax benefit (provision)	(59.5)	7.3	(52.2)
Net income (loss)	182.6	(31.3)	151.3
Net income (loss) attributable to JHG	$161.6	$(31.3)	$130.3

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.87	$(0.17)	$0.70
Diluted	$0.87	$(0.17)	$0.70
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	71.8	9.1	80.9
Other comprehensive income (loss), net of tax	42.3	9.1	51.4
Other comprehensive income (loss) attributable to JHG	$43.1	$9.1	$52.2
Total comprehensive income (loss)	$224.9	$(22.2)	$202.7
Total comprehensive income (loss) attributable to JHG	$204.7	$(22.2)	$182.5

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

On March 31, 2022, the Management Buyout closed and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income, net on our Condensed Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement with a fair value of $3.9 million that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout. The fair value of the option agreement at September 30, 2022, was $1.3 million.

The terms of the transaction also included a $20.0 million seven-year term note subject to two tranches. The first tranche of $10.0 million was paid to Intech at closing while the second tranche of $10.0 million is available to Intech, subject to certain restrictions. The outstanding principal on the note receivable was $13.2 million as of September 30, 2022, which includes $0.2 million of accrued interest. The first tranche of the term note pays interest at 5.5%, while the second tranche pays interest at 6.0%.

JHG and Intech entered into a transition services agreement that provides for continuation of support services to help ensure a seamless transition in operations and continuity in serving Intech’s clients.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of September 30, 2022, and December 31, 2021, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

As of June 30, 2022, our ownership percentage in a certain seeded investment product was greater than our VIE consolidation threshold, resulting in the consolidation of the fund. During the third quarter of 2022, we redeemed our seed capital investment from the seeded investment product, which resulted in the deconsolidation of the fund, and is the primary driver of the significant change in our consolidated and unconsolidated VIE investment securities balances.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	September 30,	December 31,
	2022	2021
Unconsolidated VIEs	$1.5	$102.7

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

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	September 30,	December 31,
	2022	2021
Investment securities	$193.9	$179.6
Cash and cash equivalents	5.3	1.3
Other current assets	3.1	0.7
Accounts payable and accrued liabilities	(3.8)	(1.2)
Total	$198.5	$180.4
Redeemable noncontrolling interests in consolidated VREs	(33.2)	(17.5)
JHG's net interest in consolidated VREs	$165.3	$162.9

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	September 30,	December 31,
	2022	2021
Unconsolidated VREs	$3.2	$56.6

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 4 — Investment Securities

Our investment securities as of September 30, 2022, and December 31, 2021, are summarized as follows (in millions):

	September 30,	December 31,
	2022	2021
Seeded investment products:
Consolidated VIEs	$224.4	$250.9
Consolidated VREs	193.9	179.6
Unconsolidated VIEs and VREs	4.7	159.3
Separate accounts	55.5	56.7
Pooled investment funds	—	0.1
Total seeded investment products	478.5	646.6
Investments related to deferred compensation plans	17.4	50.3
Other investments	12.6	5.4
Total investment securities	$508.5	$702.3

Trading Securities

Net unrealized gains (losses) on investment securities, gross of noncontrolling interests, held as of the three and nine months ended September 30, 2022 and 2021, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Unrealized gains (losses) on investment securities held at period end	$10.0	$4.6	$(44.6)	$8.0

Investment Gains (Losses), Net

Investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Seeded investment products and hedges, net	$3.3	$1.4	$(14.9)	$4.4
Third-party ownership interests in seeded investment products	7.0	3.0	(114.1)	(1.1)
Long Tail Alpha investment	0.2	0.2	1.9	2.1
Deferred equity plan	1.0	0.2	(1.0)	2.3
Other	(0.5)	(0.1)	(2.5)	0.4
Investment gains (losses), net	$11.0	$4.7	$(130.6)	$8.1

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Cash Flows

Cash flows related to investment securities for the nine months ended September 30, 2022 and 2021, are summarized as follows (in millions):

	Nine months ended September 30,
	2022		2021
	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(18.8)	$40.5	$(66.9)	$8.9
Investment securities	(109.6)	144.4	(302.2)	105.7

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

We were party to the following derivative instruments as of September 30, 2022, and December 31, 2021 (in millions):

	Notional value
	September 30, 2022	December 31, 2021
Futures	$144.6	$368.7
Credit default swaps	112.6	207.2
Total return swaps	47.9	55.0
Foreign currency forward contracts and swaps	234.8	415.6

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income. The change in fair value of the derivative instruments for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Futures	$8.7	$5.1	$45.7	$(5.0)
Credit default swaps	0.2	0.2	5.8	(1.0)
Total return swaps	3.1	(1.0)	39.3	(9.6)
Foreign currency forward contracts and swaps	(3.8)	(0.2)	(13.3)	6.0
Total gains (losses) from derivative instruments	$8.2	$4.1	$77.5	$(9.6)

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of September 30, 2022, and December 31, 2021, are summarized as follows (in millions):

	Fair value
	September 30, 2022	December 31, 2021
Derivative assets	$24.9	$8.8
Derivative liabilities	3.3	15.5

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also engage in short sales of securities to hedge seed investments. As of September 30, 2022, and December 31, 2021, the fair value of securities sold but not yet purchased was $0.6 million and $3.1 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income.

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

Our consolidated seeded investment products were party to the following derivative instruments as of September 30, 2022, and December 31, 2021 (in millions):

	Notional value
	September 30, 2022	December 31, 2021
Futures	$144.0	$190.1
Credit default swaps	5.4	6.1
Total return swaps	10.8	—
Options	0.1	0.1
Foreign currency forward contracts and swaps	27.7	22.1

The derivative assets and liabilities as of September 30, 2022, and December 31, 2021, are summarized as follows (in millions):

	Fair value
	September 30, 2022	December 31, 2021
Derivative assets	$1.2	$0.6
Derivative liabilities	3.3	0.4

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

The notional value of the foreign currency forward contracts and swaps as of September 30, 2022, and December 31, 2021, is summarized as follows (in millions):

	Notional value
	September 30, 2022	December 31, 2021
Foreign currency forward contracts and swaps	$59.0	$171.4

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of September 30, 2022, and December 31, 2021, are summarized as follows (in millions):

	Fair value
	September 30, 2022	December 31, 2021
Derivative assets	$0.8	$3.2
Derivative liabilities	0.8	—

Changes in fair value of the derivatives are recognized in other non-operating income, net on our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income, net on our Condensed Consolidated Statements of Comprehensive Income. The change in fair value of the foreign currency forward contracts and swaps for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Gains (losses) on foreign currency forward contracts and swaps	$(2.1)	$(0.8)	$(4.5)	$0.5

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$458.0	$—	$—	$458.0
Investment securities:
Consolidated VIEs	197.4	22.1	4.9	224.4
Other investment securities	168.6	115.3	0.2	284.1
Total investment securities	366.0	137.4	5.1	508.5
Seed hedge derivatives	—	24.9	—	24.9
Derivatives in consolidated seeded investment products	—	1.2	—	1.2
Derivatives used in foreign currency hedging program	—	0.8	—	0.8
Intech option agreement	—	—	1.3	1.3
Intech contingent consideration	—	—	12.1	12.1
Volantis contingent consideration	—	—	0.3	0.3
Total assets	$824.0	$164.3	$18.8	$1,007.1
Liabilities:
Derivatives in consolidated seeded investment products	$—	$3.3	$—	$3.3
Derivatives used in foreign currency hedging program	—	0.8	—	0.8
Securities sold, not yet purchased	0.6	—	—	0.6
Seed hedge derivatives	—	3.3	—	3.3
Long-term debt(1)	—	296.3	—	296.3
Deferred bonuses	—	—	32.9	32.9
Total liabilities	$0.6	$303.7	$32.9	$337.2

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by seeded investment products; investments in advised mutual funds; cash equivalents; securities sold, not yet purchased; and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the net asset value (“NAV”), which is considered a quoted price in an active market.

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

Level 3 Fair Value Measurements

Investment Securities

As of September 30, 2022, and December 31, 2021, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

As of September 30, 2022, the fair value of the option agreement and the Intech contingent consideration was $1.3 million and $12.1 million, respectively. Significant unobservable inputs were used to value the call option and contingent consideration, including revenue estimates, discount rate and volatility.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three and nine months ended September 30, 2022 and 2021, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning of period fair value	$21.1	$26.5	$8.8	$31.4
Intech option agreement	(1.8)	—	1.3	—
Contingent consideration from sale of Intech	(0.2)	—	12.1	—
Settlement of contingent consideration	—	(5.2)	—	(9.2)
Fair value adjustments	—	(0.2)	(1.8)	(2.7)
Transfers from Level 1	—	—	0.5	—
Transfers to Level 1	—	—	(2.1)	—
Purchases of securities	(0.1)	—	0.9	2.7
Sales of securities	—	—	(0.3)	(1.1)
Foreign currency translation	(0.2)	(0.3)	(0.6)	(0.3)
End of period fair value	$18.8	$20.8	$18.8	$20.8

Changes in fair value of our individual Level 3 liabilities for the three and nine months ended September 30, 2022 and 2021, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Deferred	Deferred	Deferred	Deferred
	bonuses	bonuses	bonuses	bonuses
Beginning of period fair value	$27.6	$35.6	$50.5	$65.2
Fair value adjustments	(1.2)	1.1	(3.8)	5.4
Vesting of deferred bonuses	(0.5)	(0.9)	(36.5)	(51.6)
Amortization of deferred bonuses	9.6	7.9	28.8	24.0
Foreign currency translation	(2.6)	(0.9)	(6.1)	(0.2)
End of period fair value	$32.9	$42.8	$32.9	$42.8

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

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the nine months ended September 30, 2022 and 2021 (in millions):

	December 31,			Foreign currency	September 30,
	2021	Amortization	Disposal	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$(67.1)	$2,047.7
Trademarks	366.7	—	(4.7)	—	362.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	(11.0)	72.6
Accumulated amortization	(107.2)	(3.2)	44.7	8.9	(56.8)
Net intangible assets	$2,542.7	$(3.2)	$(44.8)	$(69.2)	$2,425.5
Goodwill	$1,341.5	$—	$(7.0)	$(128.5)	$1,206.0

	December 31,			Foreign currency	September 30,
	2020	Amortization	Impairment	translation	2021
Indefinite-lived intangible assets:
Investment management agreements	$2,242.9	$—	$(40.8)	$(13.7)	$2,188.4
Trademarks	373.2	—	(3.6)	(0.1)	369.5
Definite-lived intangible assets:
Client relationships	170.9	—	—	(2.9)	168.0
Accumulated amortization	(100.7)	(5.8)	—	1.5	(105.0)
Net intangible assets	$2,686.3	$(5.8)	$(44.4)	$(15.2)	$2,620.9
Goodwill	$1,351.1	$—	$—	$(13.1)	$1,338.0

Management Buyout of Intech

As detailed in Note 2 — Dispositions, on March 31, 2022, the Management Buyout of Intech closed. As part of this disposition, we removed $4.7 million and $40.1 million of trademarks and client relationships, respectively, from our Condensed Consolidated Balance Sheets as these intangible assets were directly connected to Intech. In addition, we also allocated $7.0 million of goodwill to Intech, which was also removed from our Condensed Consolidated Balance Sheets as part of the Management Buyout.

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2022 (remainder of year)	$0.6
2023	2.2
2024	0.9
2025	0.9
2026	0.9
Thereafter	10.3
Total	$15.8

Note 8 — Debt

Our debt as of September 30, 2022, and December 31, 2021, consisted of the following (in millions):

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$308.2	$296.3	$310.4	$328.7

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2022, of $8.2 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

At September 30, 2022, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). As a result of the phase-out of the London Interbank Offered Rate (“LIBOR”), our Credit Facility was amended to incorporate the SOFR as the successor rate to USD LIBOR and the SONIA as the successor rate to GBP LIBOR. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2022, we were in compliance with all covenants, and there were no outstanding borrowings, under the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 9 — Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective tax rate	19.6%	21.0%	33.0%	26.5%

The change in the effective tax rate for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily related to additional state tax benefits.

The effective tax rate for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was impacted by a decrease in pre-tax book income with a significant increase in the disallowed noncontrolling interest loss from a certain seeded investment product.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2022, and December 31, 2021, consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Consolidated seeded investment products	$153.1	$148.5
Intech:
Employee appreciation rights	—	12.6
Founding member ownership interests	—	2.3
Total redeemable noncontrolling interests	$153.1	$163.4

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

As of September 30, 2022, our ownership percentage in a certain seeded investment product was below our VIE consolidation threshold, resulting in the deconsolidation of the fund, and is the primary driver of the change in our redeemable noncontrolling interests balance.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Opening balance	$921.1	$109.2	$148.5	$70.6
Changes in market value	7.0	3.0	(114.1)	0.6
Changes in ownership	(795.3)	18.4	121.9	58.5
Foreign currency translation	20.3	(0.4)	(3.2)	0.5
Closing balance	$153.1	$130.2	$153.1	$130.2

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of September 30, 2022, and December 31, 2021, were as follows (in millions):

	September 30,	December 31,
	2022	2021
Nonredeemable noncontrolling interests in:
Seed capital investments	$2.8	$2.8
Intech	—	12.6
Total nonredeemable noncontrolling interests	$2.8	$15.4

On March 31, 2022, we completed the sale of our 97%-owned subsidiary, Intech. See Note 2 — Dispositions for further information regarding the sale.

Note 11 — Long-Term Incentive and Employee Compensation

The following table presents restricted stock and mutual fund awards granted during the three and nine months ended September 30, 2022 (in millions):

	Three months ended	Nine months ended
	September 30,	September 30,
	2022	2022
Restricted stock	$6.4	$113.0
Mutual fund awards	0.3	113.6
Total	$6.7	$226.6

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Credit (Cost)

The components of net periodic benefit credit (cost) in respect of defined benefit plans for the three and nine months ended September 30, 2022 and 2021, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$—	$(0.2)	$—	$(0.7)
Interest cost	(3.9)	(2.8)	(12.5)	(8.4)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Expected return on plan assets	3.3	3.3	10.5	10.0
Net periodic benefit credit (cost)	$(0.7)	$0.2	$(2.3)	$0.6

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2022 and 2021, were as follows (in millions):

	Three months ended September 30,
	2022			2021
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(555.6)	$(32.6)	$(588.2)	$(299.0)	$(10.1)	$(309.1)
Other comprehensive loss	(129.4)	—	(129.4)	(59.6)	—	(59.6)
Amounts reclassified from accumulated other comprehensive loss	(9.8)	0.1	(9.7)	—	0.1	0.1
Total other comprehensive loss	(139.2)	0.1	(139.1)	(59.6)	0.1	(59.5)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(20.2)	—	(20.2)	0.8	—	0.8
Ending balance	$(715.0)	$(32.5)	$(747.5)	$(357.8)	$(10.0)	$(367.8)

	Nine months ended September 30,
	2022			2021
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(354.2)	$(32.8)	$(387.0)	$(304.5)	$(10.4)	$(314.9)
Other comprehensive loss	(359.9)	—	(359.9)	(48.9)	0.1	(48.8)
Amounts reclassified from accumulated other comprehensive loss	(4.1)	0.3	(3.8)	(4.2)	0.3	(3.9)
Total other comprehensive loss	(364.0)	0.3	(363.7)	(53.1)	0.4	(52.7)
Less: other comprehensive loss (income) attributable to noncontrolling interests	3.2	—	3.2	(0.2)	—	(0.2)
Ending balance	$(715.0)	$(32.5)	$(747.5)	$(357.8)	$(10.0)	$(367.8)

The components of other comprehensive loss, net of tax for the three and nine months ended September 30, 2022 and 2021, were as follows (in millions):

	Three months ended September 30,
	2022			2021
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$(130.8)	$1.4	$(129.4)	$(60.2)	$0.6	$(59.6)
Retirement benefit asset, net	—	—	—	—	—	—
Reclassifications to net income	(9.7)	—	(9.7)	0.1	—	0.1
Total other comprehensive loss	$(140.5)	$1.4	$(139.1)	$(60.1)	$0.6	$(59.5)

	Nine months ended September 30,
	2022			2021
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$(364.5)	$4.6	$(359.9)	$(50.5)	$1.6	$(48.9)
Retirement benefit asset, net	—	—	—	—	0.1	0.1
Reclassifications to net income	(3.8)	—	(3.8)	(3.9)	—	(3.9)
Total other comprehensive loss	$(368.3)	$4.6	$(363.7)	$(54.4)	$1.7	$(52.7)

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to JHG	$107.6	$196.8	$307.4	$487.5
Allocation of earnings to participating stock-based awards	(3.5)	(5.4)	(9.0)	(14.0)
Net income attributable to JHG common shareholders	$104.1	$191.4	$298.4	$473.5

Weighted-average common shares outstanding — basic	160.5	167.1	162.2	168.7
Dilutive effect of nonparticipating stock-based awards	0.4	0.7	0.4	0.7
Weighted-average common shares outstanding — diluted	160.9	167.8	162.6	169.4

Earnings per share:
Basic (two class)	$0.65	$1.15	$1.84	$2.81
Diluted (two class)	$0.65	$1.14	$1.84	$2.80

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the nine months ended September 30, 2022:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.38	February 2, 2022	$64.3	February 28, 2022
$0.39	May 3, 2022	$65.5	May 31, 2022
$0.39	July 27, 2022	$64.7	August 24, 2022

On October 26, 2022, our Board of Directors declared a $0.39 per share dividend for the third quarter 2022. The quarterly dividend will be paid on November 23, 2022, to shareholders of record at the close of business on November 7, 2022.

Note 15 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a purported class action complaint, Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed by Sandra Schissler in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan and its members. Plaintiff purports to represent a class of all participants in the Janus US Holdings 401(k) and Employee Stock Ownership Plan from September 9, 2016, through September 9, 2022. The complaint alleges, among other things, that all defendants breached their fiduciary duties of loyalty and prudence by (1) selecting higher-cost Janus Henderson funds over less expensive investment options; (2) retaining Janus Henderson funds despite their alleged underperformance; and (3) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The complaint alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. Janus US Holdings believes the complaint is without merit and intends to vigorously defend against these claims.

Note 16 — Subsequent Event

We announced a cost efficiency plan in October 2022 that will impact our compensation and non-compensation expenses. Non-recurring implementation charges associated with delivering the cost efficiency plan are expected to be in the range of $30 million to $35 million.

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, recent changes in interest rates and inflation, volatility or disruption in financial markets, our investment performance as compared to third-party benchmarks or competitive products, redemptions and other withdrawals from the funds and accounts we manage, and other risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

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

THIRD QUARTER 2022 SUMMARY

Third Quarter 2022 Highlights

●	Solid long-term investment performance, with 50%, 64%, 67% and 75% of our AUM outperforming relevant benchmarks on a one-, three-, five-, and 10-year basis, respectively, as of September 30, 2022.

●	AUM decreased to $274.6 billion, down (8%) from June 30, 2022, due to challenged global markets, USD appreciation and net outflows. Net outflows of $5.8 billion primarily reflect market uncertainty and investment underperformance in key strategies.

●	Third quarter 2022 diluted earnings per share was $0.65, or $0.61 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	On October 26, 2022, the Board declared a $0.39 per share dividend for the third quarter 2022.

●	Strong balance sheet and cash generation with over $1.0 billion in cash and cash equivalents and $221.9 million of cash provided by operating activities in the third quarter 2022.

●	We expect to realize approximately $40 million to $45 million in gross cost efficiencies by the end of 2023, which will be offset by investments in the business.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the third quarter 2022 was $512.9 million, a decrease of $174.5 million, or (25%), compared to the third quarter 2021. Key drivers of the decrease include the following:

●	A decline of $138.3 million in management fees and $13.6 million in shareowner servicing fees primarily due to the impact of lower average AUM.

●	A decline of $13.8 million in performance fees primarily due to an increase in negative mutual fund performance fees.

Total operating expenses for the third quarter 2022 were $392.2 million, a decrease of $46.9 million, or (11%), compared to operating expenses in the third quarter 2021. Key drivers of the decrease include the following:

●	A decrease of $23.7 million in employee compensation and benefits primarily due to lower variable compensation charges.

●	A decrease of $23.4 million in distribution expenses primarily due to lower average AUM.

Operating income for the third quarter 2022 was $120.7 million, a decrease of $127.6 million, or (51%), compared to the third quarter 2021. Our operating margin was 23.5% in the third quarter 2022 compared to 36.1% in the third quarter 2021.

Net income attributable to JHG in the third quarter 2022 was $107.6 million, a decrease of $89.2 million, or (45%), compared to the third quarter 2021. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the decrease include the following:

●	A decrease of $25.4 million in our provision for income taxes primarily due to a decrease in pre-tax income.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of September 30, 2022:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	42%	50%	51%	64%
Fixed Income	43%	76%	89%	90%
Multi-Asset	94%	96%	96%	99%
Alternatives	29%	100%	100%	100%
Total	50%	64%	67%	75%

Assets Under Management

Our AUM as of September 30, 2022, was $274.6 billion, a decrease of $157.7 billion, or (36%), from December 31, 2021, driven primarily by negative market movements of $85.7 billion and $28.3 billion due to the disposition of Intech. Net redemptions of $25.5 billion, or $19.8 billion when excluding Intech, also contributed to the decline in AUM.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three and nine months ended September 30, 2022, the USD strengthened against GBP, EUR and AUD, resulting in a $7.3 billion and $18.2 billion decrease in our AUM, respectively. As of September 30, 2022, approximately 31% of our AUM was non-USD denominated.

Certain VelocityShares index products are not included within our AUM because we are not the named adviser or subadviser to index products. VelocityShares index product assets, not included within our AUM, totaled $1.3 billion and $1.9 billion as of September 30, 2022, and December 31, 2021, respectively.

Our AUM and flows by capability for the three and nine months ended September 30, 2022 and 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability
Equities	$177.0	$4.8	$(8.9)	$(4.1)	$(7.5)	$(3.6)	$—	$161.8
Fixed Income	64.5	4.4	(5.6)	(1.2)	(2.0)	(2.8)	—	58.5
Multi-Asset	46.5	1.5	(1.7)	(0.2)	(2.1)	(0.4)	—	43.8
Alternatives	11.7	0.7	(1.0)	(0.3)	(0.4)	(0.5)	—	10.5
Total	$299.7	$11.4	$(17.2)	$(5.8)	$(12.0)	$(7.3)	$—	$274.6

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability
Equities	$244.3	$18.8	$(32.5)	$(13.7)	$(61.0)	$(9.1)	$1.3	$161.8
Fixed Income	79.6	15.3	(19.8)	(4.5)	(9.8)	(6.8)	—	58.5
Multi-Asset	59.7	5.4	(8.7)	(3.3)	(11.7)	(0.9)	—	43.8
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Alternatives	10.7	6.0	(4.3)	1.7	(0.6)	(1.3)	—	10.5
Total	$432.3	$45.7	$(71.2)	$(25.5)	$(85.7)	$(18.2)	$(28.3)	$274.6

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability
Equities	$240.1	$7.5	$(10.1)	$(2.6)	$0.3	$(1.6)	$—	$236.2
Fixed Income	80.5	4.7	(4.0)	0.7	(0.2)	(1.5)	—	79.5
Multi-Asset	53.2	2.6	(1.8)	0.8	0.1	(0.2)	—	53.9
Quantitative Equities	43.4	0.1	(4.5)	(4.4)	0.1	—	—	39.1
Alternatives	10.4	1.1	(0.8)	0.3	0.1	(0.2)	—	10.6
Total	$427.6	$16.0	$(21.2)	$(5.2)	$0.4	$(3.5)	$—	$419.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability
Equities	$219.4	$26.6	$(32.6)	$(6.0)	$24.6	$(1.8)	$—	$236.2
Fixed Income	81.5	16.5	(15.5)	1.0	(1.0)	(2.0)	—	79.5
Multi-Asset	48.0	8.0	(5.9)	2.1	4.0	(0.2)	—	53.9
Quantitative Equities	42.0	0.5	(8.3)	(7.8)	4.9	—	—	39.1
Alternatives	10.7	3.5	(3.8)	(0.3)	0.5	(0.3)	—	10.6
Total	$401.6	$55.1	$(66.1)	$(11.0)	$33.0	$(4.3)	$—	$419.3

(1)	Redemptions include the impact of client transfers, which could result in a positive balance on occasion.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Disposals relate to the sale of Intech and reclassifications relate to a reclassification of existing funds from Quantitative Equities to Equities.

Our AUM and flows by client type for the three and nine months ended September 30, 2022 and 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2022	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2022
By client type:
Intermediary	$165.0	$8.1	$(10.6)	$(2.5)	$(6.8)	$(3.7)	$—	$152.0
Institutional	69.8	3.0	(5.6)	(2.6)	(2.1)	(3.2)	—	61.9
Self-directed	64.9	0.3	(1.0)	(0.7)	(3.1)	(0.4)	—	60.7
Total	$299.7	$11.4	$(17.2)	$(5.8)	$(12.0)	$(7.3)	$—	$274.6

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2021	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2022
By client type:
Intermediary	$215.0	$31.6	$(41.6)	$(10.0)	$(42.8)	$(9.3)	$(0.9)	$152.0
Institutional	127.2	12.8	(25.7)	(12.9)	(17.0)	(8.0)	(27.4)	61.9
Self-directed	90.1	1.3	(3.9)	(2.6)	(25.9)	(0.9)	—	60.7
Total	$432.3	$45.7	$(71.2)	$(25.5)	$(85.7)	$(18.2)	$(28.3)	$274.6

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2021	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2021
By client type:
Intermediary	$206.7	$12.9	$(11.7)	$1.2	$0.4	$(1.6)	$—	$206.7
Institutional	133.1	2.5	(8.3)	(5.8)	0.2	(1.7)	—	125.8
Self-directed	87.8	0.6	(1.2)	(0.6)	(0.2)	(0.2)	—	86.8
Total	$427.6	$16.0	$(21.2)	$(5.2)	$0.4	$(3.5)	$—	$419.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2020	Sales	Redemptions	(redemptions)	Markets	FX	and disposals	2021
By client type:
Intermediary	$192.9	$42.9	$(40.6)	$2.3	$15.2	$(1.9)	$(1.8)	$206.7
Institutional	127.6	10.0	(21.1)	(11.1)	9.8	(2.3)	1.8	125.8
Self-directed	81.1	2.2	(4.4)	(2.2)	8.0	(0.1)	—	86.8
Total	$401.6	$55.1	$(66.1)	$(11.0)	$33.0	$(4.3)	$—	$419.3

Average Assets Under Management

The following table presents our average AUM by capability for the three and nine months ended September 30, 2022 and 2021 (in billions):

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
By capability	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
Equities	$182.4	$243.5	$200.6	$234.2	(25)%	(14)%
Fixed Income	63.7	80.9	70.0	80.8	(21)%	(13)%
Multi-Asset	47.5	54.9	50.5	51.8	(13)%	(3)%
Quantitative Equities	—	41.9	10.3	42.1	n/m *	(76)%
Alternatives	11.4	10.7	11.7	10.5	7%	11%
Total	$305.0	$431.9	$343.1	$419.4	(29)%	(18)%
* n/m — Not meaningful.

Closing Assets Under Management

The following table presents the closing AUM by client location as of September 30, 2022 and 2021 (in billions):

	Closing AUM	Closing AUM
	September 30,	September 30,
By client location	2022	2021
North America	$161.5	$233.4
EMEA and Latin America	82.3	128.1
Asia Pacific	30.8	57.8
Total	$274.6	$419.3

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. The translation of GBP to USD is the primary driver of foreign currency translation in expenses. The GBP weakened against the USD during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below. Revenue is also impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds.

Revenue

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
Revenue (in millions):
Management fees	$426.2	$564.5	$1,393.8	$1,623.5	(24)%	(14)%
Performance fees	(13.2)	0.6	(25.0)	95.0	n/m *	n/m *
Shareowner servicing fees	54.0	67.6	172.7	192.4	(20)%	(10)%
Other revenue	45.9	54.7	146.9	158.9	(16)%	(8)%
Total revenue	$512.9	$687.4	$1,688.4	$2,069.8	(25)%	(18)%
* n/m — Not meaningful.

Management fees

Management fees decreased by $138.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the impact of lower average AUM, which caused management fees to decline by $143.3 million.

Management fees decreased by $229.7 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the impact of lower average AUM, which caused management fees to decline by $236.4 million.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other product range performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund compared to a specified benchmark index. Performance fees by product type consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Performance fees (in millions):
SICAVs	$0.8	$1.0	$2.0	$63.6
UK OEICs and unit trusts	—	—	0.1	19.2
Offshore absolute return funds and other funds	0.1	1.1	10.5	3.5
Segregated mandates	2.5	—	2.0	4.2
Investment trusts	0.3	—	6.7	12.7
U.S. mutual funds	(16.9)	(1.5)	(46.3)	(8.2)
Total performance fees	$(13.2)	$0.6	$(25.0)	$95.0

For the three months ended September 30, 2022, performance fees decreased $13.8 million when compared to the three months ended September 30, 2021, primarily due to an increase in negative performance fees associated with U.S. mutual funds.

For the nine months ended September 30, 2022, performance fees decreased $120.0 million when compared to the nine months ended September 30, 2021, primarily due to a decline in Société d’Investissement À Capital Variable (“SICAV”) and UK Open Ended Investment Companies (“OEICs”) due to the relative performance of certain funds being below the established high-water mark, and an increase in negative performance fees associated with U.S. mutual funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees, which are driven by AUM. For the three and nine months ended September 30, 2022, shareowner servicing fees decreased by $13.6 million and $19.7 million when compared to the three and nine months ended September 30, 2021, respectively, primarily due to a decrease in average AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. For the three and nine months ended September 30, 2022, other revenue decreased $8.8 million and $12.0 million when compared to the three and nine months ended September 30, 2021, respectively, primarily due to a decline in average AUM.

Operating Expenses

					Three months	Nine months
	Three months ended		Nine months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating expenses (in millions):
Employee compensation and benefits	$142.5	$166.2	$452.1	$533.2	(14)%	(15)%
Long-term incentive plans	41.1	35.0	133.2	138.3	17%	(4)%
Distribution expenses	118.7	142.1	388.3	406.8	(16)%	(5)%
Investment administration	12.5	13.0	37.6	38.7	(4)%	(3)%
Marketing	5.6	7.5	20.8	20.4	(25)%	2%
General, administrative and occupancy	64.7	65.5	210.1	194.2	(1)%	8%
Impairment of goodwill and intangible assets	—	—	—	44.4	n/m *	n/m *
Depreciation and amortization	7.1	9.8	24.3	30.5	(28)%	(20)%
Total operating expenses	$392.2	$439.1	$1,266.4	$1,406.5	(11)%	(10)%
* n/m — Not meaningful.

Employee compensation and benefits

Employee compensation and benefits decreased by $23.7 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by a decrease of $20.6 million in variable compensation, mainly due to a lower annual bonus pool and other variable compensation, and favorable foreign currency translation of $8.7 million. These decreases were partially offset by $4.2 million of annual base-pay increases.

Employee compensation and benefits decreased by $81.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by a decrease of $86.4 million in variable compensation, mainly due to a lower annual bonus pool and other variable compensation, and favorable foreign currency translation of $18.4 million. These decreases were partially offset by $16.6 million of annual base-pay increases and a $7.1 million increase in fixed compensation costs, due to higher headcount.

Long-term incentive plans

Long-term incentive plan expenses increased by $6.1 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by a $12.9 million increase for the roll-on of new awards exceeding the roll-off of vested awards and the acceleration of expense related to departed employees. These increases were partially offset by a $4.7 million decrease mainly due to market declines related to mutual fund share awards and certain long-term incentive awards, and favorable foreign currency translation of $1.8 million.

Long-term incentive plan expenses decreased by $5.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by a $36.6 million decrease mainly due to market declines related to mutual fund share awards and certain long-term incentive awards, favorable foreign currency translation of $5.8 million and $2.1 million in lower payroll taxes on vested awards. These decreases were partially offset by a $39.4 million increase for the roll-on of new awards exceeding the roll-off of vested awards and acceleration of expense mainly due to the retirement of our CEO and Chief Investment Officer (“CIO”) during the nine months ended September 30, 2022.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased by $23.4 million and $18.5 million during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, primarily due to a decline in average AUM subject to distribution charges.

Investment administration

Investment administration expenses, which represent back-office operations (including fund administration and fund accounting), decreased by $0.5 million and $1.1 million during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, primarily due to favorable foreign currency translation.

Marketing

Marketing expenses decreased by $1.9 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in advertising campaigns.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $0.8 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to favorable foreign currency translation of $3.9 million. This decrease was partially offset by increases of $3.3 million in information technology costs, primarily driven by an increased investment in non-capitalizable hardware and software, and $2.2 million in higher travel and entertainment expenditures during the three months ended September 30, 2022.

General, administrative and occupancy expenses increased by $15.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases of $10.8 million in information technology costs, primarily driven by an increased investment in non-capitalizable hardware and software, $6.9 million in travel and entertainment expenditures and $5.7 million in consultancy fees related to certain project costs. These increases are partially offset by $7.7 million of favorable foreign currency translation.

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges decreased by $44.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease is primarily due to a $40.8 million impairment of certain indefinite-lived intangible assets and a $3.6 million impairment of the Perkins brand name recognized during the nine months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization expenses decreased $2.7 million and $6.2 million during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, primarily due to a reduction in the amortization of intangible assets resulting from the sale of Intech, as well as decreases in the amortization of prepaid commissions and in internally developed software as assets were retired or became fully amortized during the current year.

Non-Operating Income and Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-operating income and expenses (in millions):
Interest expense	$(3.1)	$(3.2)	$(9.5)	$(9.6)
Investment gains (losses), net	11.0	4.7	(130.6)	8.1
Other non-operating income, net	13.9	3.6	6.7	0.8
Income tax provision	(27.9)	(53.3)	(95.3)	(175.7)

Investment gains (losses), net

The components of investment gains (losses), net for the three and nine months ended September 30, 2022 and 2021, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$3.3	$1.4	$(14.9)	$4.4
Third-party ownership interests in seeded investment products	7.0	3.0	(114.1)	(1.1)
Long Tail Alpha investment	0.2	0.2	1.9	2.1
Deferred equity plan	1.0	0.2	(1.0)	2.3
Other	(0.5)	(0.1)	(2.5)	0.4
Investment gains (losses), net	$11.0	$4.7	$(130.6)	$8.1

Investment gains (losses), net moved favorably by $6.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and declined by $138.7 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Movements in investment gains (losses), net are primarily due to consolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products. Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income, net

Other non-operating income, net improved $10.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The improvement was primarily due to favorable foreign currency translation of $12.0 million, partially offset by a $1.8 million fair value adjustment to the Intech option agreement recognized during the three months ended September 30, 2022.

Other non-operating income, net improved $5.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to $18.2 million of favorable foreign currency translation, partially offset by a loss of $9.1 million related to the sale of Intech and a $2.6 million fair value adjustment to the Intech option agreement recognized during the nine months ended September 30, 2022.

Income tax provision

Our effective tax rates for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective tax rate	19.6%	21.0%	33.0%	26.5%

The change in the effective tax rate for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily related to additional state tax benefits.

The effective tax rate for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was impacted by a decrease in pre-tax book income with a significant increase in the disallowed noncontrolling interest loss from a certain seeded investment product.

Net loss (income) attributable to noncontrolling interests

The components of net loss (income) attributable to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss (income) attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$(7.0)	$(3.0)	$114.1	$1.1
Majority-owned subsidiaries	—	(0.3)	—	(0.5)
Total net loss (income) attributable to noncontrolling interests	$(7.0)	$(3.3)	$114.1	$0.6

Net loss (income) attributable to noncontrolling interests declined by $3.7 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and improved by $113.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Movements in net loss attributable to noncontrolling interests primarily relate to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

Outlook for the Remainder of 2022

We have maintained a high degree of financial operating leverage with continuous cost discipline balanced with strategic investments in our business. We performed an extensive review of our expense model and are moving forward with approximately $40 million to $45 million in gross cost-efficiencies. We expect to realize approximately one third of gross run-rate efficiencies in the fourth quarter 2022 and the remaining efficiencies by the end of 2023. Efficiencies will come from an equal split between compensation and non-compensation expenses. Non-recurring implementation charges associated with delivering gross cost efficiencies are expected to be in the range of $30 million to $35 million. The gross cost efficiencies will be offset by investments in our business and infrastructure to fuel growth; however, the timing may not happen concurrently.

Revised full-year 2022 expectations are listed below:

●	Aggregate negative performance fees for full-year 2022 are expected to be in the range of $38 million to $42 million, at current investment performance.
●	Closing AUM as of September 30, 2022 was significantly lower than year-to-date average AUM. If AUM remains flat, we would anticipate 2023 revenues to reflect the impact of lower AUM.
●	Adjusted compensation to revenue ratio is expected to be at the 44% to 45% range.
●	Adjusted non-compensation operating expenses annual growth is expected to be in the low-single digits.
●	Statutory tax rate of 23% to 25%.

We also anticipate certain macroeconomic headwinds for the remainder of 2022, including volatile and potentially declining markets, rising interest rates, inflation and the Russia/Ukraine conflict, which could have an adverse impact to our revenue and expenses.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended September 30, 2022 and 2021 (in millions, except per share and operating margin data):

	Three months ended
	September 30,
	2022	2021
Reconciliation of revenue to adjusted revenue
Revenue	$512.9	$687.4
Management fees	(46.0)	(53.0)
Shareowner servicing fees	(43.7)	(55.4)
Other revenue	(29.0)	(33.7)
Adjusted revenue(1)	$394.2	$545.3
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$392.2	$439.1
Long-term incentive plans(2)	(2.4)	0.1
Distribution expenses(1)	(118.7)	(142.1)
General, administrative and occupancy(2)	(1.7)	(2.9)
Depreciation and amortization(3)	(0.6)	(1.9)
Adjusted operating expenses	$268.8	$292.3
Adjusted operating income	125.4	253.0
Operating margin(4)	23.5%	36.1%
Adjusted operating margin(5)	31.8%	46.4%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$107.6	$196.8
Long-term incentive plans(2)	2.4	(0.1)
General, administrative and occupancy(2)	1.7	2.9
Depreciation and amortization(3)	0.6	1.9
Other non-operating income (expenses), net(6)	(10.3)	(1.6)
Income tax provision(7)	(0.9)	(0.4)
Adjusted net income attributable to JHG	101.1	199.5
Less: allocation of earnings to participating stock-based awards	(3.3)	(5.5)
Adjusted net income attributable to JHG common shareholders	$97.8	$194.0
Weighted-average common shares outstanding — diluted (two class)	160.9	167.8
Diluted earnings per share (two class)(8)	$0.65	$1.14
Adjusted diluted earnings per share (two class)(9)	$0.61	$1.16

(1)	We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution- and servicing-related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue.

(2)	Adjustments for the three months ended September 30, 2022, consist primarily of long-term incentive plan expense acceleration related to the departure of certain employees and rent expense for subleased office space. Adjustments for the three months ended September 30, 2021, consist primarily of rent expense for subleased office space. JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments for the three months ended September 30, 2022, primarily relate to accumulated foreign currency translation expense related to liquidated JHG entities and rental income from subleased office space. Adjustments for the three months ended September 30, 2021, consist primarily of rental income from subleased office space. JHG management believes these costs are not representative of our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of September 30, 2022, and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents held by the Company	$1,017.6	$1,106.0
Investment securities held by the Company	$352.7	$551.0
Fees and other receivables	$220.5	$351.6
Debt	$308.2	$310.4

Cash and cash equivalents consist primarily of cash at banks and held in money market funds. Cash and cash equivalents exclude cash held by consolidated VIEs and consolidated VREs, and investment securities exclude noncontrolling interests as these assets are not available for general corporate purposes.

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £204.2 million ($227.9 million), resulting in £227.0 million ($253.4 million) of capital above the requirement as of September 30, 2022, based upon internal calculations and taking into account the effect of dividends relating to third quarter 2022 results. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

Common Stock Repurchases

On May 3, 2022, the Board approved a new on-market share buyback program (“2022 Corporate Buyback Program”) pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) at any time prior to the date of our 2023 Annual General Meeting of Shareholders. We commenced repurchases under the 2022 Corporate Buyback Program in May 2022. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the three months ended September 30, 2022.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We usually satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose. We purchased 466,461 shares at an average price of $21.78 in satisfaction of employee awards and entitlements during the three months ended September 30, 2022.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the nine months ended September 30, 2022, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.38	February 2, 2022	$64.3	February 28, 2022
$0.39	May 3, 2022	$65.5	May 31, 2022
$0.39	July 27, 2022	$64.7	August 24, 2022

On October 26, 2022, our Board of Directors declared a $0.39 per share dividend for the third quarter 2022. The quarterly dividend will be paid on November 23, 2022, to shareholders of record at the close of business on November 7, 2022.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2022, include principal and interest payments related to the 2025 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

The latest triennial valuation of our defined benefit pension plan resulted in a surplus of $2.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have a $5.5 million unfunded loan commitment with Intech, which is not reflected in our condensed consolidated financial statements. Refer to Note 2 — Dispositions for further information on the loan commitment.

Other Sources of Liquidity

At September 30, 2022, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024. Additionally, as a result of LIBOR’s phase-out, our credit facility was amended to incorporate other short-term borrowing rates. Specifically, the SOFR was designated as the successor rate to USD LIBOR, and the SONIA was designated as the successor rate to GBP LIBOR.

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

Cash Flows

Cash flow data for the nine months ended September 30, 2022 and 2021, was as follows (in millions):

	Nine months ended
	September 30,
	2022	2021
Cash flows provided by (used for):
Operating activities	$327.3	$614.2
Investing activities	111.0	(265.8)
Financing activities	(415.2)	(497.4)
Effect of exchange rate changes on cash and cash equivalents	(106.0)	(14.5)
Net change in cash and cash equivalents	(82.9)	(163.5)
Cash balance at beginning of period	1,118.6	1,108.1
Cash balance at end of period	$1,035.7	$944.6

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash inflows from operating activities decreased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to lower revenue and net income, driven by significant declines in global markets during the nine months ended September 30, 2022.

Investing Activities

Cash provided by (used for) investing activities for the nine months ended September 30, 2022 and 2021, was as follows (in millions):

	Nine months ended
	September 30,
	2022	2021
Sales (purchases) of investment securities, net	$34.8	$(196.5)
Sales (purchases) of investment securities by consolidated seeded investment products, net	21.7	(58.0)
Purchases of property, equipment and software	(10.3)	(5.9)
Cash received (paid) on settled seed capital hedges, net	62.6	(12.6)
Receipt of contingent consideration payments from sale of subsidiaries	—	6.1
JHG long-term note with Intech	(13.2)	—
Proceeds from sale of Intech	14.9	—
Other	0.5	1.1
Cash provided by (used for) investing activities	$111.0	$(265.8)

Cash inflows from investing activities were $111.0 million during the nine months ended September 30, 2022, and cash outflows from investing activities were $265.8 million during the nine months ended September 30, 2021. Cash inflows from investing activities during the nine months ended September 30, 2022, were primarily due to cash received from the settlement of hedges related to our seed capital hedge program, net sales of investment securities, and net sales of investment securities by consolidated seeded investment products. When comparing the nine months ended September 30, 2022, to the nine months ended September 30, 2021, the change in cash provided by (used for) investing activities was primarily due to increases in net sales of investment securities, net sales of investment securities by consolidated seeded investment products and cash received from the settlement of hedges related to our seed capital hedge program.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2022 and 2021, was as follows (in millions):

	Nine months ended
	September 30,
	2022	2021
Dividends paid to shareholders	$(194.5)	$(191.5)
Third-party (purchases) sales in consolidated seeded investment products, net	(16.2)	61.2
Purchase of common stock for stock-based compensation plans	(106.7)	(72.1)
Purchase of common stock from Dai-ichi Life and share buyback program	(98.9)	(305.2)
Proceeds from stock-based compensation plans	3.3	10.9
Other	(2.2)	(0.7)
Cash used for financing activities	$(415.2)	$(497.4)

Cash outflows from financing activities were $415.2 million and $497.4 million during the nine months ended September 30, 2022 and 2021, respectively. Cash outflows from financing activities during the nine months ended September 30, 2022, were primarily due to dividends paid to shareholders, purchases of common stock related to the share buyback program and for stock-based compensation plans, and net third-party purchases of securities within consolidated seeded investment products. When comparing the nine months ended September 30, 2022, to the nine months ended September 30, 2021, the change in cash used for financing activities was primarily due to the purchase of common stock from Dai-ichi Life, as part of the Dai-ichi Life secondary public offering, which was recognized during the nine months ended September 30, 2021. This decrease was partially offset by an increase in third-party purchases in consolidated seeded investment products and purchases of common stock for stock-based compensation plans, recognized during the nine months ended September 30, 2022.

CRITICAL ACCOUNTING ESTIMATES

We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.   Controls and Procedures

As of September 30, 2022, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our Chief Executive Officer, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 15 — Commitments and Contingencies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On May 3, 2022, the Board approved the 2022 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2023 Annual General Meeting of Shareholders. We commenced repurchases under the 2022 Corporate Buyback Program in May 2022. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the three months ended September 30, 2022.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We usually satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (“Share Plans Repurchases”). During the third quarter 2022, we purchased 466,461 shares on-market for $10.2 million in satisfaction of employee awards and entitlements.

The following is a summary of our common stock repurchases by month during the three months ended September 30, 2022, including repurchases under the 2022 Corporate Buyback Program and Share Plans Repurchases:

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
July 1, 2022, through July 31, 2022	29,100	23.99	—	$144
August 1, 2022, through August 31, 2022	3,554	23.80	—	$144
September 1, 2022, through September 30, 2022	433,807	21.62	—	$144
Total	466,461	$21.78	—

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

Date: October 31, 2022

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan Hughes
Brennan Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)