Form 10-K
period 2022-12-31
JANUS HENDERSON GROUP PLC
filed 2023-02-28
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of June 30, 2022, the aggregate market value of common equity held by non-affiliates was $3,894,617,346.55. As of February 24, 2023, there were 165,657,905 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the registrant's definitive proxy statement relating to its 2023 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JANUS HENDERSON GROUP PLC

2022 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this report not based on historical facts are “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). Such forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this report include, but are not limited to, recent changes in interest rates and inflation, volatility or disruption in financial markets, our investment performance as compared to third-party benchmarks or competitive products, redemptions and other withdrawals from the funds and accounts we manage, and other risks, uncertainties, assumptions, and factors discussed under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the Securities and Exchange Commission (“SEC”) from time to time.

ITEM 1.              BUSINESS

Overview

Janus Henderson Group plc (“JHG,” the “Company,” “we,” “us,” “our” and similar terms), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in active investment across all major asset classes. The predecessor companies to JHG trace back to 1934 when Henderson Group plc (“Henderson”) was founded. Our subsequent growth since the founding of Henderson was achieved organically and from the acquisition of other asset management companies. In May 2017, JHG (previously Henderson) completed a merger of equals with Janus Capital Group Inc. (“Merger”). As a result of the Merger, Janus Capital Group Inc. (“JCG”), now known as Janus Henderson US (Holdings) Inc., and its consolidated subsidiaries became subsidiaries of JHG.

We are a client-focused global business with approximately 2,200 employees worldwide and assets under management (“AUM”) of $287.3 billion as of December 31, 2022. We have operations in North America, the United Kingdom (“UK”), continental Europe, Latin America, Japan, Asia and Australia. We focus on active fund management by investment managers with unique individual perspectives, who are free to implement their own investment views, within a strong risk management framework. We manage a broad range of actively managed investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset, and Alternatives.

Clients entrust money to us, either their own or money they manage or advise on for their clients, and expect us to deliver the benefits specified in their mandate or by the prospectus for the fund in which they invest. We measure the amount of these funds as AUM. AUM increases or decreases primarily depending on our ability to attract and retain client investments, on investment performance and as a function of market and currency movements. AUM is also impacted when we invest in new asset management teams or businesses or divest from existing businesses.

Clients pay a management fee, which is usually calculated as a percentage of AUM. Certain investment products are also subject to performance fees, which vary based on when performance hurdles or other specified criteria are achieved. The level of assets subject to such fees can positively or negatively affect our revenue. Management and performance fees are generated from a diverse group of funds and other investment products and are the primary drivers of our revenue. We believe that the more diverse the range of investment strategies from which management and performance fees are derived, the more successful our business model will be through market cycles.

Strategy

Our strategy is based on three strategic pillars: Protect & Grow, Amplify, and Diversify. Our strategy is centered on the belief that a combination of relentless focus and disciplined execution across our core business will drive future success as a global active asset manager. Specifically, our strategy lays a strong foundation for sustained organic growth, and opportunistic inorganic growth, to create value for all of our stakeholders: clients, shareholders, and employees. Each of our three strategic pillars is further detailed below.

●

Protect and grow our core business: We have identified existing opportunities in our core business where we believe we can increase market share, including regional intermediary distribution and good-performing smaller strategies.

●

Amplify strengths not fully leveraged: Our research, portfolio management and client service strengths can be amplified with adjacent products, channels, geographies and vehicles (e.g., Institutional and Diversified Alternatives).

●

Diversify where clients give us the right to win: We have investment capabilities in areas where our clients are seeking more solutions from us and new investment capabilities that can open new client types (e.g., private credit and insurance).

Financial Highlights

We present our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”); however, JHG management evaluates the profitability of the Company and its ongoing operations using additional non-GAAP financial measures that are consistent with internal management reporting. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on non-GAAP adjusted measures, including a reconciliation to the comparable GAAP measure.

	Year ended December 31,
	2022	2021	2020
GAAP basis (in millions):
Revenue	$2,203.6	$2,767.0	$2,298.6
Operating expenses	$1,713.8	$1,946.1	$2,170.3
Operating income	$489.8	$820.9	$128.3
Operating margin	22.2%	29.7%	5.6%
Net income attributable to JHG	$372.4	$620.0	$130.3
Diluted earnings per share	$2.23	$3.57	$0.70

Adjusted basis (in millions):
Revenue	$1,705.3	$2,212.9	$1,837.5
Operating expenses	$1,128.6	$1,251.9	$1,137.5
Operating income	$576.7	$961.0	$700.0
Operating margin	33.8%	43.4%	38.1%
Net income attributable to JHG	$433.8	$739.5	$542.4
Diluted earnings per share	$2.60	$4.26	$3.01

Assets Under Management

Our AUM by client type, capability and client location as of December 31, 2022, is presented below (in billions).

Client Type and Distribution Channel

We have a diverse group of intermediary, institutional and self-directed clients around the globe. While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of nearly 550 staff members. A description of each client type and distribution channel is presented below.

Intermediary Channel

The intermediary channel distributes U.S. mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAVs”), Collective Investment Trusts (“CITs”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”) through financial intermediaries, including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. We have made significant investments to grow our presence in the financial advisor subchannel, including enhancing our technology platform and recruiting highly seasoned leaders and client relationship managers. At December 31, 2022, AUM in our intermediary channel totaled $162.0 billion, or 57% of total AUM.

Self-Directed Channel

The self-directed channel serves individual investors who invest in our products through a mutual fund supermarket or directly with us. Certain shares of our U.S. mutual funds are also available through the self-directed channel, which enables new investors to participate in the benefits of investing directly with us. At December 31, 2022, AUM in our self-directed channel totaled $64.3 billion, or 22% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2022, AUM in our institutional channel totaled $61.0 billion, or 21% of total AUM.

Investment Capabilities

Equities

We offer a wide range of equity strategies encompassing different geographic focuses and investment styles. The equity teams include those with a global perspective, those with a regional focus (including the U.S., Europe and Asia) and those invested in specialist sectors. A range of growth, value and absolute return styles are employed. These teams generally apply processes based on fundamental research and bottom-up stock picking. As of December 31, 2022, AUM in our equities capability totaled $171.3 billion, or 59% of total AUM.

Fixed Income

Our Fixed Income teams provide coverage across the asset class, applying a wide range of innovative and differentiated techniques in support of a variety of investment objectives and risk criteria. Our fixed income offering includes teams that apply global unconstrained approaches as well as teams with more focused mandates — based in the U.S., Europe, Asia and Australia. The capabilities of these teams are available through individual strategies and, where appropriate, combined to create multi-strategy offerings. As of December 31, 2022, AUM in our fixed income capability totaled $59.8 billion, or 21% of total AUM.

Multi-Asset

Our Multi-Asset capability includes teams in the U.S. and UK that focus on balanced, multi-asset income and strategic asset allocation, as well as multiple adaptive asset allocation strategies. As of December 31, 2022, AUM in our multi-asset capability totaled $45.5 billion, or 16% of total AUM.

Alternatives

Our Alternatives capability includes teams with various areas of focus and approach. Alternatives brings together a cross-asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities; Agriculture; and Long/Short Equity. As of December 31, 2022, AUM in our alternatives capability totaled $10.7 billion, or 4% of total AUM.

Client Locations

North America

Our North America region serves clients throughout North America and represents our largest geographical concentration of AUM. The North America distribution network serves a diverse set of clients across financial intermediaries, institutions and self-directed channels. As of December 31, 2022, total North America AUM was $168.6 billion, and we employed 149 and 239 investment and distribution professionals, respectively, across this region.

EMEA and Latin America

Our EMEA (“Europe, the Middle East and Africa”) and Latin America region serves clients throughout the UK and Continental Europe, and provides an evolving business in Latin America and the Middle East. The region includes a strong retail and institutional client base in the UK and strong relationships with global distributors in Continental Europe. The organic build-out of our Latin America business is gaining momentum. As of December 31, 2022, total EMEA and Latin America AUM was $85.7 billion, and the region employed 150 and 241 investment and distribution professionals, respectively.

Asia Pacific

Our Asia Pacific region serves clients throughout Australia, Japan and other regions of Asia. Our strategic co-operation agreement with Dai-ichi Life supports the growth of our Japanese business. Australian distribution offers a suite of global and domestic capabilities. The wider Asian business continues to evolve with growing brand presence. As of December 31, 2022, Asia Pacific AUM was $33.0 billion, and the region employed 46 and 67 investment and distribution professionals, respectively.

Human Capital

With nearly 2,200 employees worldwide, we are proud of our global presence and diversity. It is through the diversity of our people — whose varied skills, backgrounds and cultures shape our outlook — that we can explore unique avenues and uncover opportunities unseen by others in our industry. Our people-focused culture is driven by collaboration and connection. Our employees are committed to achieving our purpose, and their values and actions align to JHG’s values: Clients come first, always; Execution supersedes intention; Together we win; Diversity improves results; Truth builds trust. We recognize that the success of JHG is dependent on the unique talents and contributions of our diverse workforce, and we are invested in our employees’ success. We are committed to:

●	Attracting great people into roles with a sense of purpose;
●	Helping them realize their highest potential and make a real impact; and
●	Supporting their ambitions throughout their career.

Headcount

As of December 31, 2022 and 2021, we had 2,181 and 2,235 full-time equivalent employees, respectively. Our diverse workforce includes trainees, apprentices and fixed-term employees working alongside our permanent part- and full-time employees. Contractors and other temporary employees are excluded in the tables below.

2022 Headcount	Permanent	Fixed-Term Worker	Trainee	Apprentice	Total
EMEA	965	32	6	15	1,018
North America	979	-	-	2	981
Asia Pacific	168	13	1	-	182
Total	2,112	45	7	17	2,181

2021 Headcount	Permanent	Fixed-Term Worker	Trainee	Apprentice	Total
EMEA	917	45	10	11	983
North America	1,060	-	-	1	1,061
Asia Pacific	185	4	2	-	191
Total	2,162	49	12	12	2,235

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

Employee Engagement

We value feedback from our employees. We look for opportunities to solicit their opinions and insights to help us understand what we are doing well and potential areas of improvement. In 2022, approximately 85% of our employees responded to our annual employee opinion survey. Results are shared with our Board of Directors and are cascaded from senior leaders to all employees. Managers and employees develop action plans to address topics of concern and continually improve our workplace. In addition to the 2022 employee opinion survey, we:

●	Continued to engage employees in the implementation and continuous improvement of our hybrid working model based on how we can best support their mental health and overall well-being; and
●	Continued to dedicate time and resources to employee career progression by hosting a career day where employees participated in live learning events and discussions; and launching several visible and impactful leadership and development programs across the firm globally, including the Leadership Excellence and Development program (“LEAD”), which invests in and rewards high-potential employees.

Diversity, Equity and Inclusion

We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting, and recognition practices to support our employees. Diversity, equity and inclusion (“DEI”) are about valuing our differences and continually identifying ways to improve our cultural intelligence, which ultimately leads to better decision-making and a more tailored client experience.

Our recent accomplishments include:

●	Created a diverse workforce where:
o	38% of employees globally are women.
o	24% of employees globally are ethnically diverse.
●	Increased the number of employees that identify as having a disability from 5% to 7%.
●	Increased ethnically diverse employees from 22% to 24% and increased ethnically diverse employees in senior management from 11% to 17%.
●	Enhanced our U.S. maternity leave policy and short-term disability maternity coverage, and added a global medical reimbursement to support the diverse needs of our employees such as surrogacy and gender affirmation care.
●	Created a DEI strategy for all departments that links to their overall people strategy.
●	Launched Global Diversity Awareness Month to connect, educate and engage our employees on ways to create a more inclusive workplace.
●	Achieved a DEI Employee Engagement score of 85%, which is 2% higher than the 75th percentile New Measures industry benchmark.
●	Recognized by Bloomberg Gender Equality and Human Rights Campaign Index for our transparent and inclusive practices.
●	Moved to a Disability Confident Level II employer.
●	Improved our gender pay gap over the past several years.

Employee Compensation and Benefits

Our compensation framework is designed to reward performance and reinforce the alignment of interests between our employees, our clients and our shareholders. We regularly review industry benchmark data and maintain competitive compensation levels to ensure we are able to attract and retain top talent. Variable incentive compensation for most of our employees is funded based on JHG profits. While individual awards are fully discretionary, performance assessments take into account financial and strategic (non-financial) factors, including company, department, team and individual performance.

The ongoing health and well-being of our employees is important to us, and the inclusive benefits we provide enable employees and their families to achieve healthy, balanced and happy lifestyles. We support our employees’ financial goals and retirement saving by making contributions toward their retirement and pension schemes and offering an employee stock purchase plan.

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

Difficult market conditions impacted us and the entire industry during 2022. Executive leadership reviewed the business and identified $40 million to $45 million in necessary cost-efficiencies and made the difficult decision to implement a RIF as part of this exercise. We made every effort to avoid this RIF by eliminating open positions not actively being recruited and postponing the recruitment process for open positions where feasible. Consideration was given to the knowledge, skills and abilities of each impacted employee as compared to the requirements of open positions. Impacted employees received a severance package based on tenure, including outplacement services.

Intellectual Property

We have used, registered and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the jurisdictions in which we operate, including the U.S., the UK, the European Union (“EU”), Australia, China, Japan and Singapore. These trademarks, service marks and trade names are important to us and, accordingly, we actively enforce our trademarks, service marks, and trade name rights. Our brand has been, and continues to be, extremely well-received both in the asset management industry and with clients.

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

U.S. Regulation

Certain of our U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Labor (“DOL”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). We continue to see enhanced legislative and regulatory interest in the regulation of financial services in the U.S. through existing and proposed rules and regulations, regulatory priorities and general discussions around expanded reporting requirements, and transfer agent regulations. For example, the SEC proposed or adopted a number of new rules in the preceding two years, covering a wide range of topics, including derivatives usage; liquidity management; marketing; swing pricing; outsourcing of covered functions; cybersecurity; shareholder and regulatory reporting; fund names; and environmental, social and governance (“ESG”) disclosures. We also continue to see continued enforcement of, and changes in enforcement practices around, existing laws, rules and regulations, including new applications of the compliance program rule. We continually review and analyze the potential impact of these developments on our clients, prospective clients and distribution channels.

Investment Advisory Laws and Regulations

Our subsidiary, Janus Henderson Investors US LLC (“JHIUS”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and regulated by the SEC. The Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including fiduciary duties, disclosure obligations, recordkeeping requirements, custodial obligations, operational and marketing restrictions, and registration and reporting requirements. Certain of our employees may also be registered with regulatory authorities in various states and subject to oversight and regulation by such states’ regulatory agencies where consistent with the Advisers Act.

Investment Company Laws and Regulations

Our subsidiary, JHIUS, acts as adviser or subadviser to mutual funds and ETFs, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (“1940 Act”). Certain of our subsidiaries also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to pooled investment vehicles that operate under exemptions to the 1940 Act and related regulations, we are subject to various requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (“Code”).

Broker-Dealer Regulations

Our subsidiary, Janus Henderson Distributors US LLC (“JHD”), is registered with the SEC under the Exchange Act and is a member of FINRA, the U.S. securities industry’s self-regulatory organization. JHD is a limited-purpose broker-dealer, which acts as the general distributor and agent for the sale and distribution of shares of U.S. mutual funds that are sponsored by certain of our subsidiaries, as well as the distribution of certain exchange-traded products (“ETPs”) and other pooled investment vehicles. The SEC imposes various requirements on JHD’s operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter (“OTC”) markets, and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

JHD is subject to regulation under state law. The federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law. This does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning broker-dealers and their employees for engaging in misconduct.

Employee Retirement Income Security Act

Certain of our subsidiaries are also subject to the Employee Retirement Income Security Act (“ERISA”) and related regulations to the extent they are considered “fiduciaries” under ERISA with respect to some of their investment advisory clients. ERISA-related provisions of the Code and regulations issued by the DOL impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a subsidiary of ours, as well as some transactions by the fiduciaries and various other related parties of such plans.

U.S. Commodity Futures Trading Commission

Certain of our subsidiaries are registered with the U.S. Commodity Futures Trading Commission (“CFTC “) as commodity pool operators (“CPOs”) and/or commodity trading advisers (“CTAs”), and certain of our subsidiaries have become members of the NFA in connection with the operation of certain of our products. The Commodity Exchange Act and related regulations generally impose certain registration, reporting and disclosure requirements on CPOs; CTAs; and products that utilize the futures, swaps, and other derivatives that are subject to CFTC regulation. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO and/or CTA registration and NFA membership.

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

International Regulation

UK

The Financial Conduct Authority (“FCA”) regulates certain of our subsidiaries, as well as products and services we offer and manage in the UK. The FCA’s powers are derived from the Financial Services and Markets Act 2000 (“FSMA”), and FCA authorization is required to conduct any investment management business in the UK under the FSMA. The FCA’s Handbook of Rules and Guidance governs UK-authorized firms’ capital resources requirements, senior management arrangements, systems and controls, conduct of business and interaction with clients and the markets. The FCA also regulates the design and manufacture of UK-domiciled investment funds intended for public distribution and, on a more limited basis, those that are for investment by professional investors.

Europe

Certain of our UK-regulated entities previously (until December 31, 2020) had to comply with a range of EU regulatory measures and are required to comply with EU law, which was transposed into UK legislation under the European Union (Withdrawal) Act of 2018 (“EUWA”). These measures include the Markets in Financial Instruments Directive (“MiFID II”). MiFID II regulates the provision of investment services and the conduct of investment activities throughout the European Economic Area (“EEA”), and the UK version of MiFID II (implemented through UK primary and secondary legislation under the EUWA and FCA rules) regulates the provision of similar services in the UK. MiFID II establishes detailed requirements for the governance, organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) was transposed into EU member state law by July 2013 with a transitional period until July 2014. AIFMD regulates managers of, and service providers to, alternative investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the UCITS directive discussed below. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies; capital requirements; reporting requirements; leverage oversight; valuation; reporting stakes in EU companies; the domicile, duties and liability of custodians; and liquidity management. The UK has adopted the AIFMD rules principally via secondary legislation FCA rules.

UCITS are investment funds regulated at the EU level under the UCITS Directive V (“UCITS V”). UCITS are capable of being freely marketed throughout the EU on the basis of a single authorization in a member state — so-called passporting. UCITS V covers a range of matters relating to UCITS, including the fund structure and domicile of UCITS, service providers to UCITS and marketing arrangements. In addition, UCITS funds are distributed in other jurisdictions outside the EU where marketing and sales are governed by local country-specific regulations. The UK has adopted the UCITS rules through the framework of secondary legislation and FCA rules, although UCITS established in the UK cannot benefit from the passporting arrangement described below.

Following the UK’s withdrawal from the EU (“Brexit”) on January 31, 2020, the UK and the EU entered into a transition period (“Transition Period”) during which directly effective EU law continued to apply in the UK, and the UK continued to be treated as a member state of the EU. The Transition Period ended on December 31, 2020, and since then, directly effective EU law is no longer applicable in the UK, although the UK has retained certain EU legislation governing financial services under the EUWA. One of the effects of the end of the Transition Period (irrespective of the retention of EU law under the EUWA) is that financial services firms authorized in the UK lost their passporting rights. “Passporting” is an arrangement under which firms authorized in an EU member state (or a non-EU state that is an EEA member) can rely on authorization in their “home” EEA member state to provide regulated services throughout the EEA. Because UK-authorized firms can no longer passport their services throughout the EEA, the extent to which UK-authorized firms can continue to provide services to customers in the EEA will now be dependent on regulatory requirements and regulators’ expectations in the individual EEA member states in which the UK-authorized firm wishes to provide services. Discussions between the EU and UK regarding equivalence of the EU and UK regulatory frameworks are ongoing. The way in which UK firms provide services in EEA member states may change depending on the outcome of these discussions. For a discussion of the risks associated with the UK’s withdrawal from the EU, refer to Part I, Item 1A, Risk Factors, including the risk factor titled, “The exit of the UK from the EU could adversely impact our business, results of operations and financial condition.”

Luxembourg

In Luxembourg, our subsidiary, Janus Henderson Investors Europe S.A. (“JHIESA”), is authorized and regulated by the Commission de Surveillance du Secteur Financier as a UCITS management company, with additional regulatory permissions to provide portfolio management services regulated under MiFID II. JHIESA has established six branches: Italy (Milan); Germany (Frankfurt); Spain (Madrid); France (Paris); the Netherlands (Amsterdam); and Denmark (Copenhagen). The main objective of these branches is the distribution of JHG Group products within the EU. Since September 2022, the Danish branch has also made use of JHIESA’s extended portfolio management permissions under MiFID II. JHIESA has been appointed management company of the following funds and fund structures:

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

Jersey

Janus Henderson Investors (“Jersey”) Limited is registered under Article 9 of the Financial Services (Jersey) Law 1998, as amended (“Law”) in respect of Fund Services Business. The company was established to operate a fund management business in Jersey, providing portfolio management services to funds and segregated mandates. The company is authorized and supervised by the Jersey Financial Services Commission in respect of its activities.

Singapore

In Singapore, our subsidiary, Janus Henderson Investors (Singapore) Limited (“JHISL”), is licensed with the Monetary Authority of Singapore (“MAS”) as a Capital Market Services License holder and an exempt financial adviser to conduct regulated activities in fund management and dealing in capital market products. It is subject to various laws, including the Securities and Futures Act, the Financial Advisers Act and the subsidiary legislation promulgated pursuant to these acts, which are administered by the MAS. Our asset management subsidiary and its employees conducting regulated activities specified in the Securities and Futures Act or the Financial Advisers Act are required to be licensed with the MAS. JHISL is also registered with South Korea’s Financial Services Commission (“FSC”) as a Cross-Border Discretionary Investment Manager and Investment Advisor.

Australia

In Australia, several of our subsidiaries operate under an Australian Financial Services License, and their activities are governed primarily by the Corporations Act 2001 (Cth) and its associated regulations. Their main regulator is the Australian Securities and Investments Commission (“ASIC”), which is Australia’s integrated corporate, markets, financial services and consumer credit regulator. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Several of our subsidiaries also act as product issuers for ETFs that are Quoted Managed Funds on the Cboe exchange (“Cboe”) and the AQUA market of the Australian Securities Exchange (“ASX”). Therefore, our subsidiaries must comply with the Cboe operating rules and procedures as well as the ASX Operating Rules and the ASX Operating Rules Procedures. Another key regulator is the Australian Transaction Reports and Analysis Centre (“AUSTRAC”), which applies a number of reporting and other obligations under the Anti-Money Laundering and Countering Financing of Terrorism Act 2009 (“AML/CFT Act”).

As our CHESS Depository Interests (“CDIs”) are quoted and traded on the ASX, we are also required to comply with the ASX Listing Rules.

Hong Kong

In Hong Kong, our subsidiary, Janus Henderson Investors Hong Kong Limited, is subject to the Securities and Futures Ordinance (“SFO”) and related legislation, which govern the securities and futures markets and regulate the offerings of investments to the public. This legislation is administered by the Securities and Futures Commission (“SFC”), which is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC from time to time.

Japan

In Japan, our subsidiary, Janus Henderson Investors (Japan) Limited, is subject to the Financial Instruments and Exchange Act and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency, which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules.

These regulatory agencies have broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, suspend registered employees, and censure and fine both regulated businesses and their registered employees.

Other

Our operations in Ireland are regulated by the Central Bank of Ireland.

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

Factors that could cause our AUM and revenue to decline include the following:

●	Declines in equity markets. Our AUM is concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, inflation, and geopolitical and economic risks. Declines in the equity markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●	Declines in fixed income markets. Fixed income investment products may decline in value as a result of various factors, principally increases in interest rates (partly due to inflationary expectations), changes in currency exchange rates, changes in relative yield among instruments with different maturities, geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations. Declines in the fixed income markets, or in the market segments in which our investment products are concentrated, may cause our AUM to decrease.

●	Investment performance. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our business. Strong investment performance has historically stimulated sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past, and could in the future, led to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of our AUM and reducing our management fees, and may have an adverse effect on our revenue and net income. In addition, certain of our investment products are subject to performance fees that are based either on investment performance as compared to an established benchmark index or on positive absolute return over a specified period of time. If our investment products that are subject to performance fees underperform, our revenue, results of operations and financial condition may be adversely affected. In addition, performance fees subject our revenue to increased volatility. No assurance can be given that past or present investment performance in the investment products we manage is indicative of future performance.

Our revenue and profitability would be adversely affected by any reduction in our AUM as a result of redemptions and other withdrawals from the funds and accounts we manage.

Investors may reduce their investments in the funds and accounts we manage, or reduce their investments generally, for many reasons, including:

●	In response to adverse market conditions;
●	To pursue other investment opportunities;
●	To reallocate investments to lower-fee strategies;
●	To take profits from their investments;
●	As a result of poor investment performance of the funds and accounts we manage;
●	As a result of the failure or negative performance of investment products offered by competitors that could lead investors to lose confidence in similar investment products we manage, irrespective of the investment performance of such products;
●	As a consequence of damage to our reputation; or
●	Due to portfolio risk characteristics, which could cause investors to move assets to other investment managers.

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

The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have, currently and in the past, resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and further declines may negatively impact our financial results. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.

Disruptions in the markets, to market participants and to the operations of third parties whose functions are integral to our ETF platforms may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

The trading price of an ETF’s shares or units fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares or units normally will trade at prices close to the ETF’s net asset value (“NAV”), exchange prices may deviate significantly from the NAV. ETF market prices are subject to numerous potential risks, including:

●	Significant market volatility;
●	Imbalances in supply and demand;
●	Trading halts invoked by a stock exchange; and
●	Inability or unwillingness of market markers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively.

If market events lead to instances where an ETF trades at prices that deviate significantly from the ETF’s NAV or indicative value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and sell their holdings, which may cause the ETF’s AUM, revenue and earnings to decline.

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

We have a significant seed portfolio. Periodically, we add new investment strategies to our investment product offering and provide the initial cash investment, or seeding, to facilitate the launch of the new product. We may also provide substantial supplemental capital to an existing investment product to accelerate the growth of a strategy and attract outside investment in the product. A decline in the valuation of these seeded investments could negatively impact our earnings and financial condition.

Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases, such as COVID-19, and such adverse effects may continue.

The outbreak and spread of COVID-19, a highly transmissible and pathogenic disease, resulted in a widespread national and global public health crisis, which had, and may continue to have, an adverse effect on our business, financial condition and results of operations. Infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government measures implemented in response to such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies, and the capital markets in ways that cannot be foreseen, and such impacts could be significant and long term. In addition, such events and their aftermaths could cause investor fear and panic, which could adversely affect in unforeseeable ways the operations and performance of the companies, sectors, nations, regions in which we invest and financial markets in general.

To remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively. Our ability to do this depends upon the health and safety of our personnel, among other things. While we have implemented our business continuity plans globally to manage our business during and following this pandemic, there is no assurance that our efforts and planning will be sufficient to protect the health and safety of our personnel and/or maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our third-party providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during and following this health crisis are not effective or successful, we may be at increased risk for cybersecurity or data privacy incidents.

The pandemic continues to evolve, and it is not possible to predict the extent to which COVID-19, or any inability of the global economy to recover from it successfully, will adversely impact our business, liquidity, capital resources, and financial results and operations. Any such impacts will depend on numerous developing factors that remain uncertain and subject to change, including the actions taken by governmental authorities to contain its financial and economic impact, and the extent of the pandemic’s disruption to supply chains and economic markets. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our other risk factors, which may be heightened by COVID-19.

We could be adversely impacted by changes in assumptions used to calculate pension assets and liabilities.

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (“UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2022, the UK Pension Scheme had a net pension asset of $94.9 million. Our funding obligations for the UK Pension Scheme may be adversely affected by many factors, including poorer than expected long-term return on plan assets; longer life expectancy; changes in actuarial assumptions by reference to which our contributions are assessed, such as changes to assumptions on interest rates and inflation; changes to the regulatory regime for funding defined benefit pension schemes in the UK; and other factors. We may also be subject to obligations to contribute funds or take other action imposed by the Pension Protection Fund in connection with the UK Pension Scheme. If we were required to increase our contributions in the future to cover any increased funding shortfall, levy by the Pension Protection Fund and/or expenses in the UK Pension Scheme, our results and financial condition could be adversely affected.

The global scope of our business subjects us to currency exchange rate risk that may adversely impact revenue and income.

We generate a substantial portion of our revenue in Great British pounds (“GBP”), euro (“EUR”) and Australian dollars (“AUD”). As a result, we are subject to foreign currency exchange risk relative to the U.S. dollar (“USD”), our financial reporting currency, through our non-U.S. operations, including through our exposure to non-USD income, expenses, assets and liabilities of our overseas subsidiaries, as well as net assets and liabilities denominated in a currency other than USD. Fluctuations in the exchange rates to the USD have adversely affected, and may continue to adversely affect, our financial results from one period to the next. In addition, there is risk associated with the foreign exchange revaluation of balances held by certain of our subsidiaries for which the local currency is different from our functional currency.

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

The investment management business is highly competitive. In recent years, established firms and new entrants to the asset management industry have expanded their application of technology, including the use of robo advisers, to provide services to clients. Our traditional fee structures may be subject to downward pressure due to these factors. Moreover, the asset management industry is facing transformative pressures and trends from a variety of different sources, including a trend toward lower fee investment products, as evidenced by the movement toward passively managed mutual funds and the growth of lower cost funds such as exchange-traded, smart beta and quantitative funds. Fees for actively managed investment products may continue to come under increased pressure if such products fail to outperform returns for comparable passively managed products or as a consequence of regulatory intervention. Fee reductions on existing or future new business, as well as changes in regulations pertaining to fees, could adversely affect our results of operations and financial condition. Additionally, we compete with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to adequately compete could adversely affect our AUM, results of operations and financial condition.

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

Our ability to market and distribute our investment products is significantly dependent on access to the client base of insurance companies, defined contribution plan administrators, securities firms, broker-dealers, financial advisors, multi-managers, banks and other distribution channels. These companies generally offer their clients’ various investment products in addition to, and competitive with, products offered by us. In addition, our existing relationships with third-party distributors and access to new distributors could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products or increased competition to access third-party distribution channels. Moreover, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional regulations could lead to further changes, potentially resulting in reduced distribution of certain of our products. Our inability to access clients through third-party distribution channels could adversely affect our business prospects, AUM, results of operations and financial condition.

The global scope of our business subjects us to market-specific political, economic and other risks that may adversely impact our revenue and income generated overseas.

Our global portfolios and revenue derived from managing these portfolios are subject to significant risks of loss as a result of political, economic and diplomatic developments; currency fluctuations; social instability; changes in governmental policies, regulation and enforcement; expropriation; nationalization; asset confiscation; and changes in legislation related to ownership of non-U.S. securities.

Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located. Global economic conditions also affect the mix, market values and levels of our AUM and are difficult to predict. Political, economic and environmental events in any country or region could result in significant declines in equity and/or fixed income securities with exposure to such a country or region and, to the extent that we have a concentration of AUM in such a country or region, could result in a material adverse effect on our AUM, results of operations and financial condition. For example, Russia’s invasion of Ukraine and the threat that Russia’s military aggression may expand beyond Ukraine have significantly impacted the global economy and financial markets, which have had, and may continue to have, an adverse impact on our investment performance and flows in certain products.

In addition, international trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain our authorizations in their respective markets. Similarly, local distributors and their policies and practices, as well as financial viability, may also vary widely or be inconsistent, less developed or less mature than other, more internationally focused distributors. As our business grows in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets may have a negative impact on the long-term investment climate in these and other areas, and, as a result, our AUM and the revenue and income we generate from these markets may be negatively affected.

Our reputation is critical to the success of our business. Harm to our reputation could reduce our AUM and affect sales, which could adversely affect our revenue and net income.

We believe that our brand name is well-received both in the asset management industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce their investments or withdraw from funds we manage, or funds may terminate or reduce AUM under their management agreements with us, which could reduce our AUM and negatively impact our revenue and profitability.

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

At December 31, 2022, our goodwill and intangible assets totaled $3,667.8 million. The value of these assets may not be realized for a variety of reasons, including significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our results of operations and financial condition.

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

As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to secure and protect such information. Nevertheless, all technology systems remain susceptible to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code. In addition, authorized persons could inadvertently or intentionally misappropriate or release confidential or proprietary information. Any breach or other failure of our technology systems, including those of third parties with which we do business, or any failure to timely and effectively identify and respond to a breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Our use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile technology and cloud service providers to adequately safeguard their systems to prevent cyberattacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. Moreover, any loss of confidential customer identification information could harm our reputation, result in the termination of certain contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

Security breaches, including cyberattacks and phishing attacks, have become increasingly prevalent and sophisticated, change frequently and are often not recognized until launched. Cyberattacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm, or induce employees, clients or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. There can be no assurance that our investments in precautions and safeguards will protect our business from all attempted cyberattacks or other incidents. Recent well-publicized security breaches at other companies have exposed failures to keep pace with the threats posed by cyberattackers and have led to increased government and regulatory scrutiny, including investigations and enforcement actions, which could lead to increased costs or fines or public censure. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

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

Our business is also highly dependent on the integrity, security and reliability of our information technology systems and infrastructure. If any of our critical systems or infrastructure do not operate properly or are disabled, our ability to perform effective investment management on behalf of our clients could be impaired. In addition, if we fail to maintain our information technology systems and an infrastructure commensurate with the size, scope and technological requirements of our business, our productivity, growth and reputation could be negatively affected, which could have an adverse impact on our AUM, results of operations and financial condition.

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

We depend on third-party service providers and other key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles, and other distribution and operational needs. If our third-party service providers or other key vendors fail to fulfill their obligations, experience service interruptions, cease providing their services on short notice or otherwise provide inadequate service, operational and regulatory problems could occur, including with respect to certain of our products, which could result in losses, enforcement actions, or reputational harm, and which could negatively impact our AUM, results of operations and financial condition.

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

Our ability to access the capital markets, as well as our borrowing costs under our credit facility, depend significantly on our credit ratings and credit outlook. Changes in our credit ratings or credit outlook, which are determined by rating agencies such as Standard & Poor’s (“S&P’s”) and Moody’s Investors Service, as well as global market volatility and interest rate increases, could cause us to incur higher borrowing costs or to have greater difficulty in accessing the capital markets. In addition, volatility in global financial and capital markets may also affect our ability to access the capital markets in a timely manner.

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

Laws and regulations applied at the international, national, state or provincial and local levels generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities; conduct examinations, risk assessments, investigations and capital adequacy reviews; and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements that negatively impact the way in which we conduct business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions that could lead to sanctions, including the potential revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or key personnel, or the imposition of fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our AUM and revenues, any of which could have an adverse impact on our results of operations or financial condition.

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

Regulators may impose increased capital requirements on our subsidiaries, which could negatively impact our ability to return capital or pay dividends to our shareholders and adversely affect our results of operations and financial condition.

Regulators typically have broad discretion to impose increased regulatory capital requirements on the regulated entities within their jurisdiction. It is possible that the regulatory capital requirements that currently apply to our subsidiaries could be increased. The imposition of increased regulatory capital requirements could negatively impact our ability to return capital or pay dividends to shareholders, restrict our ability to make future acquisitions or, should we be required to raise additional capital, negatively impact our results of operations and financial condition.

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

The UK’s withdrawal from the EU occurred on January 31, 2020, and the UK remained in the EU’s customs union and single market until December 31, 2020 (the Transition Period). The UK and the EU agreed to a Trade and Cooperation Agreement on December 24, 2020 (“TCA”), which was operative from the end of the Transition Period and which governs the UK’s relationship with the EU. The TCA entered into force upon ratification by the EU Parliament on May 1, 2021. While the TCA regulates a number of important areas, significant parts of the UK economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the UK’s economy. A number of issues have been the subject of further bilateral negotiations. One of the subjects of these negotiations has been a Memorandum of Understanding (“MoU”) between the EU and UK covering financial services. While a technical agreement on the MoU was reached on March 26, 2021, the text of the MoU has not been published, and ratification is subject to further agreement between the EU and the UK, which may not be forthcoming. As a result, the new relationship between the UK and the EU could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the UK and European economies, prejudice to financial services businesses such as ours that are conducting business in the EU and which are based in the UK, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. A failure to reach an agreement for a sustainable and practical financial services regulatory relationship between the UK and the EU, whether on the basis of equivalence, mutual recognition or otherwise, could harm our operations and returns. To date, neither the EU nor UK have granted one another meaningful forms of market access, leaving financial services firms wishing to service either market to set up local operations with suitable regulatory licenses or to operate under exemptions from licensing requirements.

Accordingly, and notwithstanding steps we took prior to the UK’s withdrawal from the EU and the end of the Transition Period, we may incur additional costs due to having to relocate or augment activities within the EU and carry out any related restructuring, as well as incur additional costs to address potential new impediments to conducting EU business.

These and related issues, or a decline in trade between the UK and the EU, could affect the attractiveness of the UK as a global investment center and could have a detrimental impact on UK economic growth. Although we have a diverse international customer base, our results could be adversely affected by the market impacts of reduced UK economic growth and greater volatility in currency exchange rates and interest rates. The full effects of Brexit remain uncertain, and Brexit may result in divergent laws, regulations and licensing requirements for any operations we conduct or may conduct in the UK or EU in the future. On December 9, 2022, the UK government announced a set of financial services reforms entitled the Edinburgh reforms, which in part seeks to reduce the prevalence of on-shored EU financial services regulation in the UK. Regulatory authorities in the EU have also signaled that they intend to scrutinize structures and booking models of firms servicing the EU market, including the marketing and delegation regimes used by investment funds.

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

The publication of non-USD LIBOR and one-week and two-month USD LIBOR ceased after December 31, 2021, and the remaining USD LIBOR tenors will cease immediately after June 30, 2023. As a result of LIBOR’s phase-out, our credit facility was amended to incorporate the Secured Overnight Financing Rate (“SOFR”) as the successor rate to USD LIBOR and the Sterling Overnight Index Average (“SONIA”) as the successor rate to GBP LIBOR. There are significant differences between how LIBOR and SOFR or SONIA are calculated, which could result in increased borrowing costs. It is not currently possible to determine precisely to what extent the withdrawal and replacement of LIBOR will affect us. However, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition.

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

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, UK and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and any changes in our mix of earnings from these taxing jurisdictions affect the overall effective tax rate and the amount of taxes payable.

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

In addition, changes to tax laws or income tax rates could materially impact our tax provision, cash tax liability, deferred income tax balances and effective tax rate. The recently enacted U.S. Inflation Reduction Act of 2022 did not have a material impact on us.

As a result of the Merger, the IRS may assert that we are to be treated as a domestic corporation or otherwise subject to certain adverse consequences for U.S. federal income tax purposes.

Although we are a public limited company incorporated in Jersey, Channel Islands, and tax resident in the UK, the U.S. Internal Revenue Service (“IRS”) may assert that, as a result of the Merger, we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (“Section 7874”). Such treatment would have an adverse effect on us. We do not believe that the relevant tests for such treatment to apply under Section 7874 were met and accordingly we believe that Section 7874 does not apply to the Merger. However, there can be no assurance that the IRS will agree with our position.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

We have 25 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 125,000 square feet on a long-term lease that expires in 2028. We also have significant operations in Denver, Colorado, occupying approximately 178,000 square feet of office space in two separate locations. The primary office building in Denver accounts for 90% of the total square feet of office space in Denver, and its lease expires in 2025. The remaining 22 offices total approximately 75,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs. See Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplemental Data, for further information on our property leases.

ITEM 3.               LEGAL PROCEEDINGS

The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 20 — Commitments and Contingencies: Litigation and Other Regulatory Matters.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

JHG Common Stock

Our common stock is traded on the NYSE and our CDIs are traded on the ASX (symbol: JHG). On February 24, 2023, there were approximately 32,309 holders of record of our common stock.

Dividends

On February 1, 2023, our Board declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 28, 2023, to shareholders of record at the close of business February 13, 2023.

Performance Graph

The following graph illustrates the cumulative total shareholder return of our common stock over the five-year period ending December 30, 2022, the last trading day of 2022, and compares it to the cumulative total return on the S&P 500

Index(1) and to the S&P U.S. BMI Asset Management & Custody Banks Index.(2) The S&P 500 Index consists of 500 stocks chosen for market size, liquidity and industry group representation and is one of the most widely used benchmarks of U.S. equity performance. The S&P U.S. BMI Asset Management & Custody Banks Index is a market-value weighted index of 40 asset management companies. The comparison assumes a $100 investment on December 31,

2017, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

(1)STANDARD & POOR’S®, S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC.

(2) As of December 31, 2022, the S&P U.S. BMI Asset Management & Custody Banks Index comprised the following companies: Affiliated Managers Group, Inc.; Ameriprise Financial, Inc.; Ares Management Corporation; Artisan Partners Asset Management Inc.; AssetMark Financial Holdings, Inc.; Associated Capital Group, Inc.; BlackRock, Inc.; Blackstone Inc.; Blucora, Inc.; Blue Owl Capital Inc.; Bridge Investment Group Holdings Inc.; BrightSphere Investment Group Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Federated Hermes, Inc.; Focus Financial Partners Inc.; Franklin Resources, Inc.; Galaxy Digital Holdings Ltd.; GQG Partners Inc.; Grosvenor Capital

Management, L.P.; Hamilton Lane Incorporated; Invesco Ltd.; Janus Henderson Group plc; KKR & Co. Inc.; Northern Trust Corporation; P10, Inc.; Sculptor Capital Management, Inc.; SEI Investments Company; Silvercrest Asset Management Group Inc.; State Street Corporation; StepStone Group Inc.; T. Rowe Price Group, Inc.; The Bank of New York Mellon Corporation; The Carlyle Group Inc.; TPG Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; Westwood Holdings Group, Inc.; and WisdomTree, Inc.

(3) Data source: S&P Global Market Intelligence.

Common Stock Purchases

On May 3, 2022, the Board approved a new on-market share buyback program (“2022 Corporate Buyback Program”), pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2023 Annual General Meeting of Shareholders. We commenced repurchases under the 2022 Corporate Buyback Program in May 2022. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the three months ended December 31, 2022.

Some of our executives and employees obtain rights to receive shares of our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchased on-market for this purpose (“Share Plans Repurchases”). As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the year ended December 31, 2022, our Share Plans Repurchases totaled 3,522,981 shares at an average price of $30.85.

During the first quarter of 2023, we intend to repurchase shares on-market for the annual share grants associated with the 2022 variable compensation payable to our employees.

The following table summarizes our on-market repurchases of common stock and CDIs during the three months ended December 31, 2022, and includes repurchases under the 2022 Corporate Buyback Program and Share Plans Repurchases.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
October 1, 2022, through October 31, 2022	3,763	$23.23	—	$144
November 1, 2022, through November 30, 2022	3,319	24.60	—	$144
December 1, 2022, through December 31, 2022	3,685	23.60	—	$144
Total	10,767	$23.78	—

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

2022 SUMMARY

2022 Highlights

●	Solid long-term investment performance, with 41%, 67%, 70% and 75% of our AUM outperforming benchmarks on a one-, three-, five- and 10-year basis, respectively, as of December 31, 2022.

●

AUM decreased to $287.3 billion, down (34%) from the year ended December 31, 2021, due to challenged global markets, net outflows, the disposition of Intech and U.S. dollar appreciation. Net outflows of $36.5 billion primarily reflect market uncertainty and investment underperformance in key strategies.

●	2022 diluted earnings per share was $2.23, or $2.60 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	During the year ended December 31, 2022, the Board of Directors declared and paid $1.55 per share dividends.

●	During the year ended December 31, 2022, we acquired 3.3 million shares of our common stock for $98.9 million as part of the share buyback program.

●	Strong balance sheet and cash generation, with $1.2 billion in cash and cash equivalents and $473.3 million of cash provided by operating activities in the year ended December 31, 2022.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2022, was $2,203.6 million, a decrease of $563.4 million, or (20%), compared to the year ended December 31, 2021. Key drivers of the decrease include the following:

●	A decline of $390.0 million in management fees and $36.7 million in shareowner servicing fees primarily due to the impact of lower average AUM.

●

A decline of $113.4 million in performance fees driven primarily by the relative performance of certain investment products being below the established high-water mark and an increase in negative mutual fund performance fees.

Total operating expenses for the year ended December 31, 2022, were $1,713.8 million, a decline of $232.3 million, or (12%), compared to operating expenses for the year ended December 31, 2021. Key drivers of the decrease include the following:

●	A decrease of $86.1 million in intangible asset and goodwill impairment charges.

●	A decrease of $81.8 million in employee compensation and benefits due to lower variable compensation charges.

●	A decrease of $55.8 million in distribution expenses primarily due to lower average AUM.

Operating income for the year ended December 31, 2022, was $489.8 million, a decrease of $331.1 million, or (40%), compared to the year ended December 31, 2021. Our operating margin was 22.2% in 2022 compared to 29.7% in 2021.

Net income attributable to JHG for the year ended December 31, 2022, was $372.4 million, a decrease of $247.6 million, or (40%), compared to the year ended December 31, 2021. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the decrease include the following:

●	A decrease of $104.4 million in our provision for income taxes, primarily due to a decrease in pre-tax income.

●

An unfavorable movement of $114.1 million in investment gains (losses), net, partially offset by an improvement of $90.3 million in net loss (income) attributable to noncontrolling interests in 2022 compared to 2021. Movements in investment gains (losses), net and net loss (income) attributable to noncontrolling interests are primarily due to market movements in relation to our seeded investment products and derivative instruments and the consolidation or deconsolidation of third-party ownership interests in seeded investment products.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2022:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	58%	54%	57%	64%
Fixed Income	18%	78%	89%	90%
Multi-Asset	5%	96%	96%	99%
Alternatives	34%	100%	100%	100%
Total	41%	67%	70%	75%

Assets Under Management

Our AUM as of December 31, 2022, was $287.3 billion, a decrease of $145.0 billion, or (34%), from December 31, 2021, driven primarily by unfavorable market movements of $68.3 billion and $28.3 billion due to the disposition of Intech Investment Management LLC (“Intech”). Net redemptions of $36.5 billion, or $30.8 billion when excluding Intech, also contributed to the decline in AUM.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the year ended December 31, 2022, the USD strengthened against GBP, EUR and AUD, resulting in an $11.9 billion decrease in our AUM. As of December 31, 2022, approximately 32% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the years ended December 31, 2022, 2021 and 2020, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$244.3	$24.4	$(45.6)	$(21.2)	$(47.2)	$(5.9)	$1.3	$171.3
Fixed Income	79.6	23.0	(29.4)	(6.4)	(8.9)	(4.5)	—	59.8
Multi-Asset	59.7	6.5	(10.8)	(4.3)	(9.3)	(0.6)	—	45.5
Alternatives	10.7	6.4	(5.3)	1.1	(0.3)	(0.8)	—	10.7
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Total	$432.3	$60.5	$(97.0)	$(36.5)	$(68.3)	$(11.9)	$(28.3)	$287.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability:
Equities	$219.4	$34.7	$(43.9)	$(9.2)	$36.0	$(1.9)	$—	$244.3
Fixed Income	81.5	22.1	(21.0)	1.1	(1.1)	(1.9)	—	79.6
Multi-Asset	48.0	12.3	(8.1)	4.2	7.7	(0.2)	—	59.7
Quantitative Equities	42.0	0.6	(12.6)	(12.0)	8.0	—	—	38.0
Alternatives	10.7	4.7	(5.0)	(0.3)	0.7	(0.4)	—	10.7
Total	$401.6	$74.4	$(90.6)	$(16.2)	$51.3	$(4.4)	$—	$432.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By capability:
Equities	$204.0	$32.8	$(49.1)	$(16.3)	$33.6	$2.2	$(4.1)	$219.4
Fixed Income	74.8	28.9	(30.0)	(1.1)	4.6	3.2	—	81.5
Multi-Asset	39.8	11.4	(7.9)	3.5	4.8	0.1	(0.2)	48.0
Quantitative Equities	45.2	2.4	(11.8)	(9.4)	6.0	0.2	—	42.0
Alternatives	11.0	2.8	(3.9)	(1.1)	0.2	0.5	0.1	10.7
Total	$374.8	$78.3	$(102.7)	$(24.4)	$49.2	$6.2	$(4.2)	$401.6
(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to reclassifications of existing funds from Quantitative Equities to Equities and from Equities to Alternatives. Disposal activity in 2022 relates to the sale of Intech, and disposal activity in 2020 relates to the sale of Geneva Capital Management LLC (“Geneva”). Refer to Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the divesture of Intech and Geneva.

Our AUM and flows by client type for the years ended December 31, 2022, 2021 and 2020, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$215.0	$39.9	$(53.3)	$(13.4)	$(32.8)	$(5.9)	$(0.9)	$162.0
Self-directed	90.1	1.5	(5.1)	(3.6)	(21.6)	(0.6)	—	64.3
Institutional	127.2	19.1	(38.6)	(19.5)	(13.9)	(5.4)	(27.4)	61.0
Total	$432.3	$60.5	$(97.0)	$(36.5)	$(68.3)	$(11.9)	$(28.3)	$287.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By client type:
Intermediary	$192.9	$56.9	$(54.8)	$2.1	$23.8	$(2.0)	$(1.8)	$215.0
Institutional	127.6	14.3	(29.6)	(15.3)	15.4	(2.3)	1.8	127.2
Self-directed	81.1	3.2	(6.2)	(3.0)	12.1	(0.1)	—	90.1
Total	$401.6	$74.4	$(90.6)	$(16.2)	$51.3	$(4.4)	$—	$432.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2019	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2020
By client type:
Intermediary	$172.7	$52.1	$(53.4)	$(1.3)	$21.5	$2.5	$(2.5)	$192.9
Institutional	132.1	23.0	(42.4)	(19.4)	13.1	3.5	(1.7)	127.6
Self-directed	70.0	3.2	(6.9)	(3.7)	14.6	0.2	—	81.1
Total	$374.8	$78.3	$(102.7)	$(24.4)	$49.2	$6.2	$(4.2)	$401.6
(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to reclassifications of existing funds from Intermediary to Institutional. Disposal activity in 2022 relates to the sale of Intech, and disposal activity in 2020 relates to the sale of Geneva. Refer to Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the divesture of Intech and Geneva.

Average Assets Under Management

The following table presents our average AUM by capability for the years ended December 31, 2022, 2021 and 2020 (in billions):

	Average AUM
	Year ended December 31,			2022 vs.	2021 vs.
By capability:	2022	2021	2020	2021	2020
Equities	$193.2	$236.4	$187.7	(18)%	26%
Fixed Income	67.2	80.6	73.3	(17)%	10%
Multi-Asset	49.2	53.2	41.5	(8)%	28%
Alternatives	11.5	10.5	10.0	10%	5%
Quantitative Equities	7.7	41.3	40.2	(81)%	3%
Total	$328.8	$422.0	$352.7	(22)%	20%

Closing Assets Under Management

The following table presents our closing AUM by client location, as of December 31, 2022, 2021 and 2020 (in billions):

	Closing AUM	Closing AUM	Closing AUM
	December 31,	December 31,	December 31,
By client location:	2022	2021	2020
North America	$168.6	$241.0	$220.6
EMEA and Latin America	85.7	132.3	124.1
Asia Pacific	33.0	59.0	56.9
Total	$287.3	$432.3	$401.6

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP weakened against the USD during the year ended December 31, 2022, compared to December 31, 2021. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below.

Revenue

	Year ended December 31,			2022 vs.	2021 vs.
	2022	2021	2020	2021	2020
Revenue (in millions):
Management fees	$1,799.4	$2,189.4	$1,794.1	(18)%	22%
Performance fees	(10.7)	102.7	98.1	n/m *	5%
Shareowner servicing fees	224.0	260.7	209.2	(14)%	25%
Other revenue	190.9	214.2	197.2	(11)%	9%
Total revenue	$2,203.6	$2,767.0	$2,298.6	(20)%	20%
* n/m - Not meaningful.

Management fees

Management fees decreased $390.0 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the impact of lower average AUM, which caused management fees to decline by $421.4 million. This decrease was partially offset by an increase of $17.8 million driven by an improvement in management fee margins primarily due to a product mix shift toward higher yielding products.

Management fees increased $395.3 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the impact of higher average AUM and an increase in management fee margins, which contributed $377.3 million and $23.6 million to the increase in management fees, respectively.

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2022 and 2021:

	Year ended
	December 31,		2022 vs.
	2022	2021	2021
Average net management fee margin (bps)(1):
Equities	55.2	56.1	(2)%
Fixed Income	29.6	29.1	2%
Multi-Asset	53.1	52.9	0%
Alternatives	60.4	68.4	(12)%
Quantitative Equities(2)	15.8	16.5	(4)%
Total average	48.9	47.0	4%

(1)	Net management fee margins are based on management fees net of distribution expenses.
(2)	On March 31, 2022, we completed the sale of our 97%-owned Quantitative Equities subsidiary, Intech.

Total average net management fee margins increased by 1.9 bps, or 4%, from 2021 to 2022. Net management fee margins were higher in 2022 primarily due to a product mix shift toward higher yielding products within the Fixed Income and Multi-Asset capabilities. The decline in the Alternatives capability was primarily due to inflows at a lower than average margin for certain segregated mandates.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year ended December 31,			2022 vs.	2021 vs.
	2022	2021	2020	2021	2020
Performance fees (in millions):
SICAVs	$2.0	$63.7	$17.6	(97)%	n/m *
UK OEICs and unit trusts	0.1	19.2	10.5	(99)%	83%
Absolute return funds and other funds	33.5	14.5	11.0	n/m *	32%
Segregated mandates	10.0	6.9	72.1	45%	(90)%
Investment trusts	6.7	14.3	—	(53)%	n/m *
U.S. mutual funds	(63.0)	(15.9)	(13.1)	n/m *	21%
Total performance fees	$(10.7)	$102.7	$98.1	n/m *	5%
* n/m - Not meaningful.

For the year ended December 31, 2022, performance fees decreased $113.4 million compared to the year ended December 31, 2021, primarily due to a decline in performance fees from SICAVs and UK OEICs and unit trusts due to the relative performance of certain funds being below the established high-water mark (“HWM”). The strategy contributing to the decline in the performance of SICAVs and UK OEICs was primarily the absolute return strategy. Also contributing to the year-over-year decrease in performance fees was an increase in negative performance fees associated with U.S. mutual funds, primarily due to underperformance of certain U.S. mutual funds against their respective benchmark index. These decreases were partially offset by an improvement in absolute return funds and other funds primarily due to performance fees generated from the Janus Henderson Biotech Innovation Fund.

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

			Absolute
		UK OEICs and	Return Funds	Segregated	Investment	U.S. Mutual
	SICAVs	Unit Trusts	and Other Funds	Mandates	Trusts	Funds
Performance Fees
Year ended December 31, 2022	$2.0	$0.1	$33.5	$10.0	$6.7	$(63.0)
Year ended December 31, 2021	$63.7	$19.2	$14.5	$6.9	$14.3	$(15.9)
Year ended December 31, 2020	$17.6	$10.5	$11.0	$72.1	$—	$(13.1)

Number of funds that earned performance fees
Year ended December 31, 2022(1)	8	2	8	11	1	15
Year ended December 31, 2021(1)	14	2	9	17	3	17
Year ended December 31, 2020(1)	12	3	9	36	—	17

AUM generating performance fees (in billions)
AUM at December 31, 2022, generating FY22 performance fees	$5.1	$1.5	$2.3	$9.3	$0.8	$45.1
AUM at December 31, 2021, generating FY21 performance fees	$14.7	$2.0	$1.5	$12.4	$2.7	$66.1
AUM at December 31, 2020, generating FY20 performance fees	$7.7	$2.3	$0.9	$37.8	$—	$57.1

Number of funds eligible to earn performance fees
As of December 31, 2022	19	2	10	15	4	15
As of December 31, 2021	19	2	10	38	4	15
As of December 31, 2020	20	2	12	47	4	17

AUM subject to performance fees (in billions)
AUM at December 31, 2022, subject to FY22 performance fees	$10.7	$1.5	$2.6	$12.7	$2.1	$45.1
AUM at December 31, 2021, subject to FY21 performance fees	$12.9	$2.0	$2.4	$45.5	$3.0	$66.1
AUM at December 31, 2020, subject to FY20 performance fees	$12.9	$1.9	$0.9	$44.4	$3.0	$57.1

Uncrystallized performance fees (in billions)
AUM at December 31, 2022, with an uncrystallized performance fee at December 31, 2022, vesting in 2023(2)	$0.1	$—	$—	n/a	$0.8	n/a
AUM at December 31, 2021, with an uncrystallized performance fee at December 31, 2021, vesting in 2022(2)	$4.5	$2.0	$0.2	n/a	$1.4	n/a
AUM at December 31, 2020, with an uncrystallized performance fee at December 31, 2020, vesting in 2021(2)	$1.5	$1.7	$0.1	n/a	$1.6	n/a

Performance fee participation rate percentage(3)	10%-20%	15%-20%	10%-20%	5%-28%	15%	+/−0.15%

Performance fee frequency	Annually and quarterly	Annually	Annually and quarterly	Annually and quarterly	Annually	Monthly

Performance fee methodology(4)	Relative plus HWM	Relative/Absolute plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative

(1)	For absolute return funds, this excludes funds earning a performance fee on redemption and only includes those with a period-end crystallization date. Also, the number of funds that earned a performance fee during the year can exceed the number of funds eligible to earn a performance fee at the end of the year due to fund closures.
(2)	Reflects the total AUM of all funds with a performance fee opportunity at any point in the relevant year.
(3)	Participation rate related to non-U.S. mutual fund products reflects our share of outperformance. Participation rate related to U.S. mutual funds represents an adjustment to the management fee.
(4)	Relative performance is measured versus applicable benchmarks and is subject to an HWM for relevant funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees decreased $36.7 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, and increased $51.5 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. Fluctuations in shareowner servicing fees are primarily due to movements in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue decreased $23.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a decline in average AUM.

Other revenue increased $17.0 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases of $19.7 million in 12b-1 distribution fees and other servicing fees, and $7.5 million in general administration charges driven by an improvement in average AUM. These increases were partially offset by a $9.5 million decrease in exchange-traded notes (“ETNs”) licensing fees due to the delisting and the ongoing liquidation of VelocityShares ETNs.

Operating Expenses

	Year ended December 31,			2022 vs.	2021 vs.
	2022	2021	2020	2021	2020
Operating expenses (in millions):
Employee compensation and benefits	$611.5	$693.3	$618.6	(12)%	12%
Long-term incentive plans	180.7	181.0	170.1	(0)%	6%
Distribution expenses	498.3	554.1	461.1	(10)%	20%
Investment administration	49.4	51.6	50.0	(4)%	3%
Marketing	27.1	31.7	19.6	(15)%	62%
General, administrative and occupancy	279.3	271.8	255.2	3%	7%
Impairment of goodwill and intangible assets	35.8	121.9	546.5	(71)%	(78)%
Depreciation and amortization	31.7	40.7	49.2	(22)%	(17)%
Total operating expenses	$1,713.8	$1,946.1	$2,170.3	(12)%	(10)%

Employee compensation and benefits

Employee compensation and benefits decreased by $81.8 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a decrease of $80.9 million in variable compensation, mainly due to a lower annual bonus pool and other variable compensation, favorable foreign currency translation of $24.8 million and a $9.2 million decrease in temporary staffing charges mainly due to the conversion of temporary staff to full-time employees. These decreases were partially offset by $19.8 million of base-pay increases and a $13.4 million increase in fixed compensation costs due to higher headcount.

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

Long-term incentive plans

Long-term incentive plan expenses decreased by $0.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $38.9 million decrease driven by market depreciation related to mutual fund share awards and certain long-term incentive awards, and favorable foreign currency translation of $7.4 million. These decreases were partially offset by a $47.7 million increase for the roll-on of new awards exceeding the roll-off of vested awards and the acceleration of expense related to departed employees.

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

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased $55.8 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, and increased $93.0 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. Fluctuations in distribution expenses are primarily driven by movements in average AUM subject to distribution charges.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, decreased by $2.2 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, and increased by $1.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. There were no significant items driving the fluctuations in investment administration expenses year over year.

Marketing

Marketing expenses decreased $4.6 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $6.2 million decrease in advertising campaigns, partially offset by a $1.9 million increase in sponsored events.

Marketing expenses increased $12.1 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in marketing events, sponsorships and advertising campaigns during the year ended December 31, 2021.

General, administrative and occupancy

General, administrative and occupancy expenses increased $7.5 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases of $9.6 million in information technology costs, primarily driven by an increased investment in non-capitalizable hardware and software, and $8.1 million in travel and entertainment expenditures. These increases are partially offset by $7.4 million of favorable foreign currency translation.

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

Impairment of goodwill and intangible assets

Goodwill and intangible asset impairment charges decreased by $86.1 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease is primarily due to a $121.9 million impairment of certain indefinite-lived intangible assets and trademarks recognized during the year ended December 31, 2021, partially offset by a $35.8 million impairment of certain mutual fund investment management agreements, client relationships and trademarks recognized during the year ended December 31, 2022.

Goodwill and intangible asset impairment charges decreased by $424.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease is primarily due to a $520.1 million impairment of our goodwill, certain mutual fund investment management agreements and client relationships, and a $26.4 million impairment of the VelocityShares ETN definite-lived intangible asset recognized during the year ended December 31, 2020. These decreases are partially offset by a $121.9 million impairment of certain indefinite-lived intangible assets and trademarks recognized during the year ended December 31, 2021. For more information, refer to Note 8 — Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplementary Data.

Depreciation and amortization

Depreciation and amortization expenses decreased $9.0 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $3.7 million reduction in the amortization of intangible assets resulting from the sale of Intech and a $3.0 million decrease in the amortization of prepaid commissions.

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

Non-Operating Income and Expenses

	Year ended December 31,			2022 vs.	2021 vs.
	2022	2021	2020	2021	2020
Non-operating income and expenses (in millions):
Interest expense	$(12.6)	$(12.8)	$(12.9)	2%	1%
Investment gains (losses), net	(113.3)	0.8	57.5	n/m *	99%
Other non-operating income, net	11.5	8.8	30.6	31%	(71)%
Income tax provision	(100.9)	(205.3)	(52.2)	(51)%	n/m *
* n/m - Not meaningful.

Investment gains (losses), net

The components of investment gains (losses), net for the years ended December 31, 2022, 2021 and 2020, were as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$(15.2)	$2.0	$26.6
Third-party ownership interests in seeded investment products	(97.9)	(8.0)	20.1
Long Tail Alpha investment	2.9	3.0	6.0
Deferred equity plan	(0.9)	2.8	2.1
Other	(2.2)	1.0	2.7
Investment gains (losses), net	$(113.3)	$0.8	$57.5

Investment gains (losses), net moved unfavorably by $114.1 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. Movements in investment gains (losses), net are primarily due to consolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products.

Investment gains (losses), net moved unfavorably by $56.7 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. Movements in investment gains (losses), net are primarily due to fair value adjustments in relation to our seeded investment products, deferred equity plan and consolidation of third-party ownership interests in seeded investment products.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income, net

Other non-operating income, net improved $2.7 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to $17.8 million of favorable foreign currency translation and a $6.7 million increase in interest income primarily driven by higher interest rates on cash balances. These increases were partially offset by a loss of $9.1 million related to the sale of Intech; a $7.7 million contingent consideration adjustment in relation to the sale of Geneva, which was recognized during the year ended December 31, 2021; a $3.1 million fair value adjustment to the Intech option agreement; and a $2.4 million decrease in rental income from subleased office.

Other non-operating income, net declined $21.8 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to a $16.2 million gain in relation to the sale of Geneva recognized during the year ended December 31, 2020, and $15.0 million of unfavorable foreign currency translation when comparing the year ended December 31, 2021, to the year ended December 31, 2020. These decreases were partially offset by $10.7 million of accumulated foreign currency translation expense related to liquidated JHG entities.

Income Tax Provision

Our effective tax rates for the years ended December 31, 2022, 2021 and 2020, were as follows:

	Year ended December 31,
	2022	2021	2020
Effective tax rate	26.9%	25.1%	25.7%

The effective tax rate for 2022 was impacted by a decrease in pre-tax book income with a significant increase in the disallowed noncontrolling interest loss from a certain seeded investment product.

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

Net loss (income) attributable to noncontrolling interests

The components of net loss (income) attributable to noncontrolling interests for the years ended December 31, 2022, 2021 and 2020, were as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Net loss (income) attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$97.9	$8.0	$(20.1)
Majority-owned subsidiaries	—	(0.4)	(0.9)
Total net loss (income) attributable to noncontrolling interests	$97.9	$7.6	$(21.0)

Net loss (income) attributable to noncontrolling interests improved by $90.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, and by $28.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. Movements in net loss (income) attributable to noncontrolling interests primarily relate to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

2023 Outlook

We have maintained continuous cost discipline balanced with strategic investments in our business. We performed an extensive review of our expense model and we believe we are on track to attain approximately $40 million to $45 million in gross “Fuel for Growth” cost-efficiencies. Efficiencies will come from an equal split between compensation and non-compensation expenses. Non-recurring implementation charges associated with delivering gross cost-efficiencies are expected to be in the range of $30 million to $35 million. The gross cost-efficiencies will be offset by investments in our business and infrastructure to fuel growth.

Our 2023 expense expectations incorporate “Fuel for Growth” and include the following:

●	Closing AUM as of December 31, 2022, was 13% lower than year-to-date average AUM. If AUM remains flat, we would anticipate 2023 revenues to reflect the impact of lower AUM.
●	Adjusted compensation to revenue ratio is expected to be in the range of mid-40s.
●	Adjusted non-compensation operating expenses percentage annual growth rate is expected to be in the mid- to high-single digits.
●	Statutory tax rate is expected to be 24% to 26%.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, we evaluate our profitability and our ongoing operations using additional non-GAAP financial measures. These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting. We have provided a reconciliation below of our non-GAAP financial measures to the most directly comparable GAAP measures.

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the years ended December 31, 2022 and 2021 (in millions, except per share and operating margin data):

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Reconciliation of revenue to adjusted revenue
Revenue	$2,203.6	$2,767.0
Management fees	(193.2)	(208.4)
Shareowner servicing fees	(185.2)	(214.7)
Other revenue	(119.9)	(131.0)
Adjusted revenue(1)	$1,705.3	$2,212.9
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$1,713.8	$1,946.1
Employee compensation and benefits(2)	(16.8)	—
Long-term incentive plans(2)	(21.1)	0.4
Distribution expenses(1)	(498.3)	(554.1)
General, administrative and occupancy(2)	(9.5)	(10.8)
Impairment of goodwill and intangible assets(3)	(35.8)	(121.9)
Depreciation and amortization(3)	(3.7)	(7.8)
Adjusted operating expenses	$1,128.6	$1,251.9
Adjusted operating income	576.7	961.0
Operating margin(4)	22.2%	29.7%
Adjusted operating margin(5)	33.8%	43.4%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$372.4	$620.0
Employee compensation and benefits(2)	16.8	—
Long-term incentive plans(2)	21.1	(0.4)
General, administrative and occupancy(2)	9.5	10.8
Impairment of goodwill and intangible assets(3)	35.8	121.9
Depreciation and amortization(3)	3.7	7.8
Investment gains (losses), net(6)	0.4	0.2
Other non-operating income (expenses), net(6)	0.3	(14.2)
Income tax provision(7)	(26.2)	(6.6)
Adjusted net income attributable to JHG	433.8	739.5
Less: allocation of earnings to participating stock-based awards	(13.1)	(21.1)
Adjusted net income attributable to JHG common shareholders	$420.7	$718.4
Weighted-average common shares outstanding — diluted (two class)	162.0	168.5
Diluted earnings per share (two class)(8)	$2.23	$3.57
Adjusted diluted earnings per share (two class)(9)	$2.60	$4.26
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

(2)	Adjustments for the year ended December 31, 2022, consist primarily of the acceleration of long-term incentive plan expense related to the departure of certain employees, redundancy payments associated with the RIF and rent expense for subleased office space. The adjustment for the year ended December 31, 2021, includes rent expense for subleased office space. JHG management believes these costs do not represent our ongoing operations.

(3)	Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments also include impairment charges of certain mutual fund investment management contracts, client relationships and trademarks. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)	Adjustments for the year ended December 31, 2022, primarily relate to accumulated foreign currency translation expense related to liquidated JHG entities, rental income from subleased office and a one-time charge related to the sale of Intech. Adjustments for the year ended December 31, 2021, primarily relate to rental income from subleased office space and a one-time contingent consideration adjustment in relation to the sale of Geneva. JHG management believes these expenses do not represent our ongoing operations.

(7)	The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible. The 2021 adjustment includes non-cash deferred tax expense resulting from the revaluation of certain UK deferred tax assets and liabilities due to the enactment of the Finance Act 2021, which increased the UK corporation tax rate from 19% to 25% beginning in April 2023.

(8)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(9)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements.

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2022 and 2021 (in millions):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents held by the Company	$1,156.5	$1,106.0
Investment securities held by the Company	$359.1	$551.0
Fees and other receivables	$252.9	$351.6
Debt	$307.5	$310.4

Cash and cash equivalents primarily consist of cash held at banks, on-demand deposits, investments in money market instruments and highly liquid short-term government securities with a maturity date of three months or less. Cash and cash equivalents exclude cash held by consolidated variable interest entities (“VIEs”) and consolidated voting rights entities (“VREs”), and investment securities exclude noncontrolling interests as these assets are not available to us under any circumstance.

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

Cash Flows

A summary of cash flow data for the years ended December 31, 2022, 2021 and 2020, was as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Cash flows provided by (used for):
Operating activities	$473.3	$895.4	$645.7
Investing activities	58.5	(283.3)	129.4
Financing activities	(419.1)	(588.1)	(491.0)
Effect of exchange rate changes on cash and cash equivalents	(54.9)	(13.5)	27.5
Net change in cash and cash equivalents	57.8	10.5	311.6
Cash balance at beginning of period	1,118.6	1,108.1	796.5
Cash balance at end of period	$1,176.4	$1,118.6	$1,108.1

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash inflows from operating activities decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, due to lower revenue and net income, driven by significant declines in global markets during the year ended December 31, 2022.

Investing Activities

Cash (used for) provided by investing activities for the years ended December 31, 2022, 2021 and 2020, was as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Sales (purchases) of investment securities, net	$44.6	$(177.1)	$134.8
Sales (purchases) of investment securities by consolidated seeded investment products, net	(43.9)	(97.4)	(20.2)
Purchases of property, equipment and software	(17.6)	(10.4)	(17.8)
Cash received (paid) on settled seed capital hedges, net	75.9	(27.0)	(11.6)
Receipt of contingent consideration payments from sale of subsidiaries	—	27.4	5.4
Long-term note with Intech	(15.9)	—	—
Proceeds from sale of subsidiaries	14.9	—	38.4
Other	0.5	1.2	0.4
Cash provided by (used for) investing activities	$58.5	$(283.3)	$129.4

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding, in a product. The primary purpose of seeded investment products is to generate an investment performance track record in these products, and leverage that track record to attract third-party investors. We may redeem our seed capital investments for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy. The cash associated with seeding and redeeming seeded investment products is reflected in the above table as sales (purchases) of investment securities, net.

We consolidate certain seeded investment products into our group financial statements. The purchases and sales of investment securities within consolidated seeded investment products are disclosed separately from our capital contributions to seed a product. We also maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments. The cash received and paid as part of this program is reflected in the table above.

The transactions discussed above represent a majority of the activity within investing activities on our Consolidated Statements of Cash Flows.

Financing Activities

Cash used for financing activities for the years ended December 31, 2022, 2021 and 2020, was as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Dividends paid to shareholders	$(259.4)	$(256.0)	$(262.9)
Third-party sales (purchases) in consolidated seeded investment products, net	51.1	100.3	(34.0)
Purchase of common stock for stock-based compensation plans	(113.8)	(71.8)	(49.1)
Purchase of common stock from Dai-ichi Life and share buyback program	(98.9)	(372.1)	(130.8)
Payment of contingent consideration	—	—	(13.8)
Proceeds from stock-based compensation plans	4.3	12.5	1.0
Other	(2.4)	(1.0)	(1.4)
Cash used for financing activities	$(419.1)	$(588.1)	$(491.0)

Most of the cash flows within financing activities are driven by the payment of dividends to shareholders, and the purchases of common stock as part of the Corporate Buyback Program and for stock-based compensation plans. During the year ended December 31, 2021, we also purchased shares from Dai-ichi Life as part of the Dai-ichi Life secondary public offering.

Third-party sales and purchases in consolidated seeded investment products, net is another significant driver of cash flows within financing activities. This activity represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a sale.

Other Sources of Liquidity

At December 31, 2022, we had a $200 million unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024. Additionally, as a result of LIBOR’s phase-out, our credit facility was amended to incorporate other short-term borrowing rates. Specifically, the SOFR was designated as the successor rate to USD LIBOR and the SONIA was designated as the successor rate to GBP LIBOR. For more information, refer to Part I, Item 1A, Risk Factors.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. The financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants, and there were no borrowings under the Credit Facility.

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, the CFTC, the FCA and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £204.2 million ($245.6 million), resulting in £229.5 million ($276.1 million) of capital above the requirement as of December 31, 2022, based upon internal calculations and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Contractual Obligations

Contractual obligations and associated maturities relate to debt, interest payments and finance and operating leases. As of December 31, 2022, our contractual obligations related to debt and interest payments totaled $337.8 million, with $14.6 million of interest payable within 12 months. As of December 31, 2022, we had operating and finance lease payment obligations of $98.3 million, with $24.7 million payable within 12 months.

Short-Term Liquidity Requirements

Common Stock Purchases

On May 3, 2022, the Board approved a new on-market share buyback program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2023 Annual General Meeting of Shareholders. We repurchased shares under the 2022 Corporate Buyback Program in May and June of 2022. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the remaining months of 2022.

Some of our executives and employees receive rights to receive shares of common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by using existing shares of common stock that we repurchased on-market. These repurchases are in addition to the repurchases under the 2022 Corporate Buyback

Program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the year ended December 31, 2022, our Share Plans Repurchases totaled 3,522,981 shares at an average price of $30.85.

During the first quarter of 2023, we intend to repurchase shares on-market for the annual share grants associated with the 2022 variable compensation payable to our employees.

Dividends

The payment of cash dividends is within the discretion of our Board and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2022, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.38	February 2, 2022	$64.3	February 28, 2022
$0.39	May 3, 2022	$65.5	May 31, 2022
$0.39	July 27, 2022	$64.7	August 24, 2022
$0.39	October 26, 2022	$64.9	November 23, 2022

On February 1, 2023, our Board declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 28, 2023, to shareholders of record at the close of business on February 13, 2023.

Long-Term Liquidity Requirements

Expected long-term commitments as of December 31, 2022, include principal and interest payments related to our 4.875% Senior Notes due 2025 (“2025 Senior Notes”) and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

The main defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS” or the “Plan”), previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. As of December 31, 2022, the Plan had a net retirement benefit asset of $94.9 million. For more information, refer to Note 17 — Retirement Benefit Plans, in Part II, Item 8, Financial Statements and Supplementary Data.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have a $4.5 million unfunded loan commitment with Intech, which is not reflected in our consolidated financial statements. Refer to Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on the loan commitment.

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

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. The critical accounting policies and estimates management considers critical to understanding the consolidated financial statements relate to the areas of consolidated investment products, investment securities, goodwill and intangible assets, retirement benefit plans and income taxes. These policies and estimates are considered critical because they have a material impact, or are reasonably likely to have a material impact, on the Company’s consolidated financial statements because they require management to make significant judgments, assumptions or estimates. For additional information about our accounting policies, see Note 2 — Summary of Significant Accounting Policies, in Part II, Item 8, Financial Statements and Supplementary Data.

Consolidated Investment Products

We consolidate our seeded investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the VRE or we are the primary beneficiary of a VIE. Assessing whether a product is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and any de facto agent implications of our involvement with the product. We consolidate seeded investment products accounted for as VREs when we are considered to control such products, which generally exists if we have a greater than 50% voting equity interest. We consolidate a VIE if we are the VIE’s primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the product or the right to receive benefits from the product that potentially could be significant to the VIE. VIEs are generally subject to consolidation by us when we hold an economic interest of greater than 9% and we deconsolidate such VIEs once equity ownership falls at or below 9%. VIEs are also subject to specific disclosure requirements. See Note 4 — Consolidation, in Part II, Item 8, Financial Statements and Supplementary Data, for more information.

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

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired businesses and is not amortized.

Indefinite lived intangible assets primarily represent investment management agreements and trademarks. Investment management agreements without a contractual termination date are classified as indefinite-lived intangible assets based upon the following: (i) there is no legal or statutory limitation on the contract period to manage these investment products; (ii) we expect to, and have the ability to, operate these investment products indefinitely; (iii) the investment products have multiple investors and are not reliant on an individual investor or small group of investors for their continued operation; (iv) the current competitive environment does not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. The assumption that investment management agreements are indefinite lived assets is reviewed at least annually or more frequently if facts and circumstances indicate that the useful life is no longer indefinite.

Definite-lived intangible assets represent certain other investment management contracts, which are amortized over their estimated lives using the straight-line method.

Impairment Assessment

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

We performed our annual assessment as of October 1, 2022. We first considered goodwill where we initially assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. As part of our qualitative test, along with considering macroeconomic conditions and the unadjusted book value per share, we performed a quantitative test to determine the enterprise value of the reporting unit, comparing it to our equity balance (carrying amount). The results of the goodwill assessment revealed it is more likely than not that the estimated fair value of the reporting unit was greater than the carrying value as of October 1, 2022. The most significant input into the enterprise value assessment is our stock price and an assumed control premium.

We also assessed the indefinite-lived intangible assets for impairment as of October 1. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, a certain indefinite-lived intangible asset composed of investment management agreements required further review to determine if it was impaired. We prepared a discounted cash flow (“DCF”) model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, a $22.3 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income. Some of the inputs used in the annual DCF model required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns.

Further, upon a qualitative review of other indefinite-lived intangible assets and trademarks during our annual assessment, we determined certain intangible assets were impaired. As such, a $5.6 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income.

For the remaining indefinite-lived intangible assets, we concluded that the fair values of our intangible assets exceed their carrying values; no further impairments were recorded.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to a decline in AUM, a certain definite-lived intangible asset required further review to determine if it was impaired. We prepared a DCF model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, a $7.9 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income as of December 31, 2022. Some of the inputs used in the annual DCF model required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns.

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

Actuarial gains and losses arise as a result of differences between actual experience and actuarial assumptions. We have adopted the “10% corridor” method for recognizing actuarial gains and losses. This means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities and the assets of the scheme (“corridor”) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than this corridor are amortized to net income over the average future lifetime of inactive members of the plan on the grounds that there are no further active members of the plans remaining.

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

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Decrease in
funded status at
December 31, 2022
Discount rate: -0.1%	$6.0
Inflation: +0.1%	$1.4
Life expectancy: +1 year at age 65	$17.6
Market value of return seeking portfolio falls 25%	$14.9

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

In the assessment of uncertain tax positions, significant management judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable tax outcomes and the potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences on settlement of our uncertain tax positions may be materially different than management’s current estimates. As of December 31, 2022, unrecognized tax benefits were $26.7 million.

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

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the Management Fees section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Certain U.S. mutual funds contracts allow for negative performance fees where there is underperformance against the relevant index. In many cases, performance fees are subject to a hurdle rate. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year-over-year. We recognized performance fees of $(10.7) million, $102.7 million and $98.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, our AUM subject to performance fees totaled $64.1 billion and $99.4 billion, respectively.

Investment Securities

At December 31, 2022, we were exposed to market price risk as a result of investment securities on our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our investment securities subject to market price fluctuations as of December 31, 2022 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Investment securities:
Seeded investment products (including VIEs)	$574.9	$632.4	$517.4
Investments related to deferred compensation plans	10.7	11.8	9.6
Other	10.3	11.3	9.3
Total investment securities	$595.9	$655.5	$536.3

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

Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate market volatility of certain seeded investments. Market fluctuations are mitigated using derivative instruments, including futures, credit default swaps, index swaps and total return swaps. We also operate a rolling program of foreign currency forward contracts to mitigate the non-functional currency exposures arising from certain seed capital investments. We were party to the following derivative instruments as of December 31, 2022 and 2021 (in millions):

	Notional value
	December 31, 2022	December 31, 2021
Futures	$196.8	$368.7
Credit default swaps	$115.1	$207.2
Total return swaps	$37.2	$55.0
Foreign currency forward contracts and swaps	$131.7	$415.6

Changes in fair value of derivative instruments are recognized during the period in which they occur in investment gains (losses), net in the Consolidated Statements of Comprehensive Income.

Derivative Instruments Used in Foreign Currency Hedging Program

We maintain a balance sheet foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program utilizes foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps was $74.7 million and $171.4 million at December 31, 2022 and 2021, respectively. Changes in fair value of the derivatives are recognized in other non-operating income, net on our Consolidated Statements of Comprehensive Income.

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

Our foreign currency exposure is primarily associated with GBP, AUD and EUR. A 10% change in foreign currency exchange rates on all hedged and unhedged financial assets and liabilities denominated in GBP, AUD and EUR would impact our accumulated other comprehensive loss and net income by approximately $172.7 million and $3.0 million, respectively, as of December 31, 2022.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP (PCAOB ID 238)	56
Management’s Report on Internal Control Over Financial Reporting	59
Consolidated Balance Sheets as of December 31, 2022 and 2021	60
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020	61
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	62
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020	63
Notes to the Consolidated Financial Statements	64
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of a Certain Indefinite-Lived Intangible Asset Composed of an Investment Management Agreement

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s net intangible assets balance of $2,414.7 million as of December 31, 2022 is net of $35.8 million of impairment recognized in 2022, and includes indefinite-lived investment management agreements, indefinite-lived trademarks, and definite-lived client relationships. The indefinite-lived intangible asset balance related to investment management agreements was $2,046.5 million as of December 31, 2022, which is net of $25.9 million of impairment recognized in 2022. Management performs its annual impairment assessment of indefinite-lived intangible assets as of October 1 of each year, or more frequently if changes in circumstances indicate that the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, an impairment is recognized. As part of management’s annual impairment assessment, management used a qualitative approach to determine the likelihood of impairment of indefinite-lived intangible assets, with assets under management being the focus of the assessment. After reviewing the results of the qualitative assessment, a certain intangible asset composed of an investment management agreement required further review to determine if it was impaired. Management prepared a discounted cash flow model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset and a $22.3 million impairment was recorded. Some of the inputs used in the annual discounted cash flow model required significant management judgment, including the discount rates, terminal growth rates, forecasted financial results and market returns.

The principal considerations for our determination that performing procedures relating to the impairment assessment of a certain indefinite-lived intangible asset composed of an investment management agreement is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain indefinite-lived intangible asset and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted financial results.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of intangible assets, including controls over the valuation of a certain indefinite-lived intangible asset composed of an investment management agreement. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain indefinite-lived intangible asset composed of an investment management agreement; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to the forecasted financial results. Evaluating management’s significant assumptions related to the forecasted financial results involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the investment companies subject to the investment management agreement; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 28, 2023

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

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2022, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2022, as stated in Item 8 of this Annual Report on Form 10-K.

February 28, 2023

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,162.3	$1,107.3
Investment securities	261.6	451.4
Fees and other receivables	252.9	351.6
OEIC and unit trust receivables	65.7	84.4
Assets of consolidated VIEs:
Cash and cash equivalents	14.1	11.3
Investment securities	334.3	250.9
Other current assets	3.6	2.1
Other current assets	120.3	150.2
Total current assets	2,214.8	2,409.2
Non-current assets:
Property, equipment and software, net	51.8	63.3
Intangible assets, net	2,414.7	2,542.7
Goodwill	1,253.1	1,341.5
Retirement benefit asset, net	97.9	165.1
Other non-current assets	205.5	180.6
Total assets	$6,237.8	$6,702.4

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$232.6	$270.8
Current portion of accrued compensation, benefits and staff costs	300.8	420.0
OEIC and unit trust payables	72.8	92.2
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	4.3	2.6
Total current liabilities	610.5	785.6

Non-current liabilities:
Accrued compensation, benefits and staff costs	46.9	45.7
Long-term debt	307.5	310.4
Deferred tax liabilities, net	574.6	619.2
Retirement benefit obligations, net	3.0	4.8
Other non-current liabilities	98.8	134.4
Total liabilities	1,641.3	1,900.1

Commitments and contingencies (See Note 20)

REDEEMABLE NONCONTROLLING INTERESTS	233.9	163.4

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 165,657,905 and 169,046,154 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	248.5	253.6
Additional paid-in-capital	3,706.6	3,771.8
Treasury shares, 312,469 and 1,133,934 shares held at December 31, 2022, and December 31, 2021, respectively	(8.3)	(55.1)
Accumulated other comprehensive loss, net of tax	(647.7)	(387.0)
Retained earnings	1,060.7	1,040.2
Total shareholders’ equity	4,359.8	4,623.5
Nonredeemable noncontrolling interests	2.8	15.4
Total equity	4,362.6	4,638.9
Total liabilities, redeemable noncontrolling interests and equity	$6,237.8	$6,702.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Data)

	Year ended December 31,
	2022	2021	2020
Revenue:
Management fees	$1,799.4	$2,189.4	$1,794.1
Performance fees	(10.7)	102.7	98.1
Shareowner servicing fees	224.0	260.7	209.2
Other revenue	190.9	214.2	197.2
Total revenue	2,203.6	2,767.0	2,298.6
Operating expenses:
Employee compensation and benefits	611.5	693.3	618.6
Long-term incentive plans	180.7	181.0	170.1
Distribution expenses	498.3	554.1	461.1
Investment administration	49.4	51.6	50.0
Marketing	27.1	31.7	19.6
General, administrative and occupancy	279.3	271.8	255.2
Impairment of goodwill and intangible assets	35.8	121.9	546.5
Depreciation and amortization	31.7	40.7	49.2
Total operating expenses	1,713.8	1,946.1	2,170.3
Operating income	489.8	820.9	128.3
Interest expense	(12.6)	(12.8)	(12.9)
Investment gains (losses), net	(113.3)	0.8	57.5
Other non-operating income, net	11.5	8.8	30.6
Income before taxes	375.4	817.7	203.5
Income tax provision	(100.9)	(205.3)	(52.2)
Net income	274.5	612.4	151.3
Net loss (income) attributable to noncontrolling interests	97.9	7.6	(21.0)
Net income attributable to JHG	$372.4	$620.0	$130.3

Earnings per share attributable to JHG common shareholders:
Basic	$2.23	$3.59	$0.70
Diluted	$2.23	$3.57	$0.70
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(225.1)	$(50.1)	$80.9
Actuarial losses	(37.6)	(22.4)	(29.5)
Other comprehensive income (loss), net of tax	(262.7)	(72.5)	51.4
Other comprehensive loss attributable to noncontrolling interests	2.0	0.4	0.8
Other comprehensive income (loss) attributable to JHG	$(260.7)	$(72.1)	$52.2
Total comprehensive income	$11.8	$539.9	$202.7
Total comprehensive loss (income) attributable to noncontrolling interests	99.9	8.0	(20.2)
Total comprehensive income attributable to JHG	$111.7	$547.9	$182.5

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2022	2021	2020
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$274.5	$612.4	$151.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.7	40.7	49.2
Impairment of goodwill and intangible assets	35.8	121.9	546.5
Deferred income taxes	(14.3)	(2.2)	(112.7)
Stock-based compensation plan expense	90.6	68.2	66.7
Impairment of right-of-use operating asset	-	-	1.3
(Gain) loss on sale of subsidiaries	9.1	-	(16.2)
Investment (gains) losses, net	113.3	(0.8)	(57.5)
Contributions to pension plans in excess of costs recognized	0.9	1.2	(4.6)
Contingent consideration fair value adjustment	-	-	(7.1)
Other, net	(9.1)	(8.4)	(20.5)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(0.7)	1.0	7.6
Other assets	41.6	(44.5)	(52.8)
Other accruals and liabilities	(100.1)	105.9	94.5
Net operating activities	473.3	895.4	645.7
Investing activities:
Sales (purchases) of:
Investment securities, net	44.6	(177.1)	134.8
Property, equipment and software	(17.6)	(10.4)	(17.8)
Investment securities by consolidated seeded investment products, net	(43.9)	(97.4)	(20.2)
Cash received (paid) on settled seed capital hedges, net	75.9	(27.0)	(11.6)
Dividends received from equity-method investments	0.5	1.2	0.4
Long-term note with Intech	(15.9)	-	-
Proceeds from sale of subsidiaries	14.9	-	38.4
Receipt of contingent consideration payments from sale of subsidiaries	-	27.4	5.4
Net investing activities	58.5	(283.3)	129.4
Financing activities:
Proceeds from stock-based compensation plans	4.3	12.5	1.0
Purchase of common stock for stock-based compensation plans	(113.8)	(71.8)	(49.1)
Purchase of common stock from Dai-ichi Life and share buyback program	(98.9)	(372.1)	(130.8)
Dividends paid to shareholders	(259.4)	(256.0)	(262.9)
Payment of contingent consideration	-	-	(13.8)
Distributions to noncontrolling interests	(1.0)	(0.5)	(0.8)
Third-party sales (purchases) in consolidated seeded investment products, net	51.1	100.3	(34.0)
Principal payments under capital lease obligations	(1.4)	(0.5)	(0.6)
Net financing activities	(419.1)	(588.1)	(491.0)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(54.9)	(13.5)	27.5
Net change	57.8	10.5	311.6
At beginning of period	1,118.6	1,108.1	796.5
At end of period	$1,176.4	$1,118.6	$1,108.1
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6	$14.6
Cash paid for income taxes, net of refunds	$140.7	$217.6	$159.0
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,162.3	$1,107.3	$1,099.7
Cash and cash equivalents held in consolidated VIEs	14.1	11.3	8.4
Total cash and cash equivalents	$1,176.4	$1,118.6	$1,108.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2020	187.0	$280.5	$3,828.5	$(139.5)	$(367.1)	$1,284.1	$19.7	$4,906.2
Net income (loss)	—	—	—	—	—	130.3	(1.5)	128.8
Other comprehensive income	—	—	—	—	52.2	—	—	52.2
Dividends paid to shareholders ($1.44 per share)	—	—	0.1	—	—	(263.0)	—	(262.9)
Share buyback program	(6.6)	(9.9)	—	—	—	(120.9)	—	(130.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.3	—	0.3
Redemptions of convertible debt	—	—	—	—	—	—	—	—
Purchase of common stock for stock-based compensation plans	—	—	(45.4)	(3.7)	—	—	—	(49.1)
Vesting of stock-based compensation plans	—	—	(35.9)	35.9	—	—	—	—
Stock-based compensation plan expense	—	—	66.7	—	—	—	—	66.7
Proceeds from stock-based compensation plans	—	—	1.0	—	—	—	—	1.0
Balance at December 31, 2020	180.4	270.6	3,815.0	(107.3)	(314.9)	1,030.8	17.4	4,711.6
Net income (loss)	—	—	—	—	—	620.0	(1.5)	618.5
Other comprehensive loss	—	—	—	—	(72.1)	—	—	(72.1)
Dividends paid to shareholders ($1.50 per share)	—	—	0.1	—	—	(256.1)	—	(256.0)
Share buyback program	(11.4)	(17.0)	—	—	—	(355.1)	—	(372.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.6	—	0.6
Purchase of common stock for stock-based compensation plans	—	—	(70.3)	(1.5)	—	—	—	(71.8)
Vesting of stock-based compensation plans	—	—	(53.7)	53.7	—	—	—	—
Stock-based compensation plan expense	—	—	68.2	—	—	—	—	68.2
Proceeds from stock-based compensation plans	—	—	12.5	—	—	—	—	12.5
Balance at December 31, 2021	169.0	253.6	3,771.8	(55.1)	(387.0)	1,040.2	15.4	4,638.9
Net income	—	—	—	—	—	372.4	—	372.4
Other comprehensive loss	—	—	—	—	(260.7)	—	—	(260.7)
Dividends paid to shareholders ($1.55 per share)	—	—	0.1	—	—	(259.5)	—	(259.4)
Share buyback program	(3.3)	(5.1)	—	—	—	(93.8)	—	(98.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(105.0)	(8.8)	—	—	—	(113.8)
Vesting of stock-based compensation plans	—	—	(55.2)	55.6	—	—	—	0.4
Stock-based compensation plan expense	—	—	90.6	—	—	—	—	90.6
Proceeds from stock-based compensation plans	—	—	4.3	—	—	—	—	4.3
Balance at December 31, 2022	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6

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

Revision of Previously Issued Financial Statements

We identified errors in our previously issued 2021 and 2020 financial statements and interim 2022 financial statements. We determined that the errors, individually and in the aggregate, did not result in a material misstatement to our previously issued consolidated financial statements, however, correcting the errors in the 2022 financial statements would create a material error in the 2022 financial statements and therefore, we have corrected these errors by revising the prior period amounts included in certain Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity and related footnote disclosures.

In the first quarter 2020, we recognized a $123.5 million goodwill impairment expense. Subsequent to the first quarter 2020, we identified a $32.8 million accounting error in which we did not consider the incremental impairment charge related to the tax-deductible goodwill. We corrected this error in the first quarter 2022 as an out-of-period adjustment. In conjunction with the preparation of the third quarter 2022 financial statements, certain additional unrelated immaterial errors were identified related to prior periods.

The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions and the amounts as currently revised within the financial statements. The revisions did not impact net operating activities, investing activities and financing activities on our Consolidated Statements of Cash Flows for any impacted period.

The impact of the error on the Consolidated Balance Sheets as of December 31, 2021, is as follows (in millions):

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

The impact of the error on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021, is as follows (in millions, except per share data):

	Year Ended December 31, 2021
	As Previously Reported	Impact of Revisions	As Revised
Operating expenses:
Distribution expenses	$551.6	$2.5	$554.1
Total operating expenses	1,943.6	2.5	1,946.1
Operating income (loss)	823.4	(2.5)	820.9
Income (loss) before taxes	820.2	(2.5)	817.7
Income tax benefit (provision)	(205.7)	0.4	(205.3)
Net income (loss)	614.5	(2.1)	612.4
Net income (loss) attributable to JHG	$622.1	$(2.1)	$620.0

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$3.60	$(0.01)	$3.59
Diluted	$3.59	$(0.02)	$3.57
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$542.0	$(2.1)	$539.9
Total comprehensive income (loss) attributable to JHG	$550.0	$(2.1)	$547.9

The impact of the error on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2020, is as follows (in millions, except per share data):

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

VIEs are generally subject to consolidation by us when we hold an economic interest of greater than 9% and we deconsolidate such VIEs once equity ownership equals or falls below 9%. VIEs are subject to specific disclosure requirements.

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

An impairment loss is recognized if the carrying value of the asset exceeds the fair value of the asset. The amount of the impairment loss is equal to the excess of the carrying amount over the fair value. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2022, 2021 and 2020.

Cloud Computing Arrangements

Costs paid to vendors for third-party cloud-based hosting services are recorded to other current assets or other long-term assets and subsequently amortized to general, administrative and occupancy expense on a straight-line basis over the life of the contract. Implementation costs incurred related to the cloud hosting arrangement are accounted for similarly to internal use software. Implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. We capitalize costs incurred during the application development stage to other long-term assets and subsequently amortize those costs to general, administrative and occupancy expense on a straight-line basis over the life of the contract beginning when the asset is ready for its intended use.

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

Debt

Long term debt consists of senior notes and is stated at amortized cost using the effective interest rate method. Amortized cost is calculated by taking into account any issuance costs and any discount or premium on settlement. Debt will cease to be recognized when the obligation under the liability has been discharged or cancelled or has expired.

Investment Securities

Seeded Investment Products

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment (“seed capital”). The primary purpose of seed capital is to generate an investment performance track record in a product to attract third-party investors. Seeded investment products are initially assessed for consolidation. If it is determined consolidation is required, the individual securities within the portfolio are accounted for as equity securities. If consolidation is not required, the fair value is determined using the number of shares held multiplied by the share price of the respective fund. The change in fair value of seeded investment products is recorded within investment gains (losses), net on our Consolidated Statements of Comprehensive Income. Noncontrolling interests in seeded investment products represent third-party ownership interests and are included within investment securities on our Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

Refer to the Consolidation of Investment Products section in this note for information regarding the consolidation of certain seeded investment products.

We may redeem invested seed capital for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the given investment strategy. The length of time we hold a majority interest in a product varies based on a number of factors, including market demand, market conditions, investment performance and internal policies.

Investments in Advised Mutual Funds and Investments Related to the Economic Hedging of Deferred Compensation

We grant mutual fund share awards to employees that are indexed to certain funds managed by us. Upon vesting, participants receive the value of the mutual fund share awards adjusted for gains or losses attributable to the mutual funds to which the award was indexed, subject to tax withholding, or participants receive shares in the mutual fund. When investments in our fund products are purchased and held against deferred compensation liabilities, any movement in the fair value of the assets and corresponding movements in the deferred compensation liability are recognized within the Consolidated Statements of Comprehensive Income.

We maintain deferred compensation plans for certain highly compensated employees and members of the Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by us and our subsidiaries. We make no contributions to the plans. To protect against market variability of the liability, we create an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JHG. Changes in market value of the liability to participants are recognized as long-term incentive plans within our Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized within investment gains (losses), net on our Consolidated Statements of Comprehensive Income.

Trade Receivables

Trade receivables, are initially recognized at fair value, which is normally equivalent to the invoice amount. When the time value of money is material, the fair value is discounted. Provision for specific doubtful accounts is made when there is evidence that we may not be able to recover balances in full. Balances are written off when the receivable amount is deemed uncollectable.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash held at banks, on-demand deposits, investments in money market instruments and highly liquid short-term government securities with a maturity date of three months or less. Cash balances maintained by consolidated VREs are not considered legally restricted and are included within cash and cash equivalents on the Consolidated Balance Sheets. Cash balances held by consolidated VIEs are disclosed separately as a component of assets of consolidated VIEs on the Consolidated Balance Sheets. Cash held in consolidated VREs and VIEs is not available to us to use in our operations.

Derivative Instruments

We may, from time to time, use derivative financial instruments to mitigate price, interest rate, foreign currency and credit risk. We do not designate derivative instruments as hedges for accounting purposes.

Derivative instruments are measured at fair value and classified as either other current assets or accounts payable and accrued liabilities on our Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded within investment gains (losses), net within our Consolidated Statements of Comprehensive Income.

Our consolidated seed investments may also be party to derivative instruments. These derivative instruments are disclosed separately from our corporate derivative instruments. Refer to Note 11 — Fair Value Measurements, in Part II, Item 8, Financial Statements and Supplemental Data.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other non-current assets within our Consolidated Balance Sheets. The current and non-current portions of operating lease liabilities are included within accounts payable and accrued liabilities and within other non-current liabilities, respectively.

Finance lease ROU assets are included within property, equipment and software, net. The current and non-current portions of finance lease liabilities are included within accounts payable and accrued liabilities and within other non-current liabilities, respectively.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term within general, administrative and occupancy expense within our Consolidated Statements of Comprehensive Income.

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

The valuation hierarchy contains three levels:

●Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

●Level 2 — Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.

● Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

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

Level 3 Fair Value Measurements

Our assets and liabilities measured at Level 3 are primarily deferred compensation liabilities that are held against investments in our fund products and contingent consideration received as part of the Management Buyout of Intech, where the significant valuation inputs are unobservable.

Details of inputs used to calculate the fair value of contingent deferred consideration can be found in Note 11 — Fair Value Measurements, and details of the Management Buyout of Intech can be found in Note 3 – Acquisitions and Dispositions, in Part II, Item 8, Financial Statements and Supplemental Data.

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using DCF analysis that requires assumptions regarding projected future earnings and discount rates. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3. See the Goodwill and Intangible Assets accounting policy set forth within this note for further information.

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

In evaluating uncertain tax positions, we consider the probability that the tax benefit can be sustained on examination by a taxing authority on the basis of its technical merits (“the recognition threshold”). For tax positions meeting this threshold, the amount recognized within the financial statements is the benefit expected to be realized upon settlement with the taxing authority on the basis of a cumulative-probability assessment of the possible outcomes. For tax positions not meeting the recognition threshold, no financial statement benefit is recognized. We recognize the accrual of interest and penalties on uncertain tax positions as a component of the income tax provision.

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

Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Performance fees are generated on certain management contracts when performance hurdles or other specified criteria are achieved. Performance fees for all fund ranges and other investment products are recognized when it is probable that a significant reversal of revenue recognized will not occur in future periods. There are no performance fee contracts where revenue can be clawed back. There are no cumulative revenues recognized that would be reversed if all of the existing investments became worthless.

Management fees are primarily earned monthly or quarterly, while performance fees are usually earned monthly, quarterly or annually, although the frequency of receipt varies between agreements. Management and performance fee revenue earned but not yet received is recognized within fees and other receivables on our Consolidated Balance Sheets.

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

U.S. Mutual Fund Performance Fees

The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment as determined by the relative investment performance of the fund compared to a specified benchmark index. Under the performance-based fee structure, the investment advisory fee paid by each fund consists of two components: (i) a base fee calculated by applying the contractual fixed rate of the advisory fee to the fund’s average daily net assets during the previous month, plus or minus (ii) a performance fee adjustment calculated by applying a variable rate of up to 0.15% to the fund’s average daily net assets during the performance measurement period. The performance measurement period is a rolling 36-month period.

The addition of performance fees to all funds without such fees is subject to the approval of both a majority of the shareholders of such funds and the funds’ independent board of trustees.

Principal Versus Agent

We use third-party intermediaries to fulfill certain performance obligations in our revenue agreements. Generally, we are considered the principal in these arrangements because we control the investment management and other related services before they are transferred to customers. Such control is evidenced by our primary responsibility to customers, the ability to negotiate the third-party contract price and select and direct third-party service providers, or a combination of these factors. Therefore, distribution and service fee revenues and the related third-party distribution and service expenses are reported on a gross basis.

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

The grant date fair value for stock options is determined using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to determine certain variables; the assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility are determined using historical Company data. The risk-free interest rate for options granted is based on the three-year UK treasury coupon at the time of the grant. The expected life of the stock options is generally three years.

We generally use the Monte Carlo model to determine the fair value of performance-based awards with market conditions. The assumptions used in the Monte Carlo model include dividend yield, share price volatility and discount rate.

Commissions

Commissions on management fees are accounted for on an accrual basis and are recognized in the accounting period in which the associated management fee is earned.

Earnings Per Share

Basic earnings per share attributable to our shareholders is calculated by dividing net income (adjusted for the allocation of earnings to participating restricted stock awards) by the weighted-average number of shares outstanding. We have calculated earnings per share using the two-class method. There are some participating restricted stock awards that are paid non-forfeitable dividends. Under the two-class method, net income attributable to JHG is adjusted for the allocation of earnings to participating restricted stock awards.

Diluted earnings per share is calculated in a similar way to basic earnings per share but is adjusted for the effect of potential common shares unless they are anti-dilutive.

Contingent Consideration

Contingent consideration, resulting from the Management Buyout of Intech, is recognized at fair value at the acquisition date as part of the disposal and discounted where the time value of money is material. The determination of the fair value is based on DCFs, with the key assumptions being the revenue estimates, discount rate and volatility. The contingent consideration is subsequently remeasured to fair value at each reporting date through other non-operating income. See Note 3 – Acquisitions and Dispositions for further information on the Management buyout of Intech, and Note 11 —

Fair Value Measurements, in Part II, Item 8, Financial Statements and Supplemental Data, for further information about contingent consideration.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the identifiable net assets of acquired companies and is capitalized within the Consolidated Balance Sheets.

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

Indefinite-lived intangible assets comprise investment management agreements where the agreements are with investment companies themselves and not with underlying investors. Such contracts are typically renewed indefinitely and, therefore, we consider the contract life to be indefinite and, as a result, the contracts are not amortized. Definite-lived intangible assets comprise client relationships where the agreements are with the underlying investor.

Definite-lived client relationships are amortized on a straight-line basis over their remaining useful lives.

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the fair value of our sole reporting unit or intangible asset is less than the carrying amount, an impairment is recognized. Any impairment is recognized immediately through net income and cannot subsequently be reversed. We have determined that we have one reporting unit for goodwill impairment testing purposes, which is consistent with internal management reporting and management’s oversight of operations. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

Goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination upon inception and the ongoing evaluation for impairment.

Foreign Currency

Transactions in foreign currencies are recorded at the appropriate exchange rate prevailing at the date of the transaction. Foreign currency monetary balances at the reporting date are converted at the prevailing exchange rate. Foreign currency non-monetary balances carried at fair value or cost are translated at the rates prevailing at the date when the fair value or cost is determined. Gains and losses arising on retranslation are recognized as a component of other comprehensive income.

On consolidation, the assets and liabilities of our operations for which the functional currency is not USD are translated at exchange rates prevailing at the reporting date. Income and expense items are recognized at the appropriate exchange rate prevailing at the date of the transaction. Foreign currency differences arising, if any, are taken through other comprehensive income to accumulated other comprehensive income. In the period in which an operation is disposed of, translation differences previously recognized within accumulated other comprehensive income are recognized as a component of other comprehensive income.

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

Defined benefit obligations and the cost of providing benefits are determined annually by independent qualified actuaries using the projected unit credit method. Our annual measurement date of the defined benefit plan is December 31. The defined benefit obligation is measured as the present value of the estimated future cash outflows using a discount rate based on AA-rated corporate bond yields of appropriate duration. The plan assets are recognized at fair value. The funded status of the defined benefit pension plans (the resulting surplus or deficit of defined benefit assets less liabilities) is recognized within retirement benefit asset, net on the Consolidated Balance Sheets, net of any taxes that would be deducted at source.

Actuarial gains and losses arise as a result of the difference between actual experience and actuarial assumptions. We have adopted the 10% corridor method for recognizing actuarial gains and losses, which means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities or assets of the scheme (the corridor) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than the corridor are amortized to net income over the average future lifetime of inactive members of the plan on the grounds that there are no further active members of the plans remaining.

Net periodic benefit cost is recorded as a component of net income within the Consolidated Statements of Comprehensive Income and includes service cost, interest cost, expected return on plan assets and any actuarial gains and losses previously recognized as a component of other comprehensive income that have been amortized in the period. Net periodic benefit costs, with the exception of service costs, are recognized within other non-operating income, net on the Consolidated Statements of Comprehensive Income; service costs are recognized within employee compensation and benefits.

See Note 17 — Retirement Benefit Plans, in Part II, Item 8, Financial Statements and Supplemental Data, for further discussion of our pension plans.

Common Stock

JHG’s ordinary shares, par value $1.50 per share, are classified as equity instruments. Equity shares issued by us are recorded at the fair value of the proceeds received or the market price on the day of issue. Direct issue costs, net of tax, are deducted from additional paid-in-capital within equity.

Treasury shares held are equity shares of JHG acquired by or issued to employee benefit trusts. Treasury shares held are recorded at cost and are deducted from equity. No gain or loss is recognized within the Consolidated Statements of Comprehensive Income on the purchase, issue, sale or cancellation of our own equity shares.

Note 3 — Dispositions

Management-Led Buyout of Quantitative Equities Subsidiary Intech

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech, to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). The Management Buyout is expected to enable both organizations to refocus on their key value propositions: Janus Henderson on providing active, fundamental investing, and Intech on delivering quantitative investment solutions for institutional investors.

On March 31, 2022, the Management Buyout closed and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income, net on our Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement with a fair value of $3.9 million that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout. The fair value of the option agreement at December 31, 2022, was $0.8 million.

The terms of the transaction also included a $20.0 million seven-year term note subject to two tranches. The first tranche of $10.0 million was paid to Intech at closing while the second tranche of $10.0 million is available to Intech, subject to certain restrictions. The outstanding principal on the note receivable was $15.9 million as of December 31, 2022, which includes $0.4 million of accrued interest. The first tranche of the term note pays interest at 5.5%, while the second tranche pays interest at 6.0%.

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

In November 2021, we received $20.0 million from GCM Purchaser, LLC with the intention to buy out the remaining Earnout balances with a lump sum. Approximately $12.5 million went toward the remaining balance of the base earnout, and the remaining $7.5 million went toward the excess earnout payment, which was recorded in other non-operating income, net on the Consolidated Statements of Comprehensive Income during the year ended December 31, 2021. As such, all consideration has been received, including the excess Earnout, and we do not expect to receive any additional contingent consideration related to the sale.

Note 4 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2022 and 2021, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VIEs as of December 31, 2022 and 2021 (in millions):

	December 31,	December 31,
	2022	2021
Unconsolidated VIEs	$1.5	$102.7

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded on JHG’s Consolidated Balance Sheets, including our net interest in these products, as of December 31, 2022 and 2021 (in millions):

	December 31,	December 31,
	2022	2021
Investment securities	$206.0	$179.6
Cash and cash equivalents	5.8	1.3
Other current assets	1.8	0.7
Accounts payable and accrued liabilities	(1.0)	(1.2)
Total	$212.6	$180.4
Redeemable noncontrolling interests in consolidated VREs	(35.1)	(17.5)
JHG's net interest in consolidated VREs	$177.5	$162.9

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included on our Consolidated Balance Sheets pertaining to unconsolidated VREs as of December 31, 2022 and 2021 (in millions):

	December 31,	December 31,
	2022	2021
Unconsolidated VREs	$3.4	$56.6

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 5 — Investment Securities

Our investment securities as of December 31, 2022 and 2021, are summarized as follows (in millions):

	December 31,	December 31,
	2022	2021
Seeded investment products:
Consolidated VIEs	$334.3	$250.9
Consolidated VREs	206.0	179.6
Unconsolidated VIEs and VREs	4.9	159.3
Separate accounts	29.7	56.7
Pooled investment funds	—	0.1
Total seeded investment products	574.9	646.6
Investments related to deferred compensation plans	10.7	50.3
Other investments	10.3	5.4
Total investment securities	$595.9	$702.3

Equity Securities

Net unrealized gains (losses) on investment securities held by us as of December 31, 2022, 2021 and 2020, are summarized as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Unrealized gains (losses) on investment securities held at period end	$(23.5)	$(0.2)	$69.8

Investment Gains (Losses), Net

Investment gains (losses), net on our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year ended December 31,
	2022	2021	2020
Seeded investment products and hedges, net	$(15.2)	$2.0	$26.6
Third-party ownership interests in seeded investment products	(97.9)	(8.0)	20.1
Long Tail Alpha investment	2.9	3.0	6.0
Deferred equity plan	(0.9)	2.8	2.1
Other	(2.2)	1.0	2.7
Investment gains (losses), net	$(113.3)	$0.8	$57.5

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Cash Flows

Cash flows related to our investment securities for the years ended December 31, 2022, 2021 and 2020, are summarized as follows (in millions):

	Year ended December 31,
	2022		2021		2020
	Purchases	Sales,	Purchases	Sales,	Purchases	Sales,
	and	settlements and	and	settlements and	and	settlements and
	settlements	maturities	settlements	maturities	settlements	maturities
Investment securities by consolidated seeded investment products	$(88.4)	$44.5	$(100.4)	$3.0	$(103.9)	$83.7
Investment securities	(143.1)	187.7	(303.0)	125.9	(120.4)	255.2

Note 6 — Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using index and commodity futures (“futures”), total return swaps and credit default swaps. Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts and swaps.

We were party to the following derivative instruments as of December 31, 2022 and 2021 (in millions):

	Notional value
	December 31, 2022	December 31, 2021
Futures	$196.8	$368.7
Credit default swaps	115.1	207.2
Total return swaps	37.2	55.0
Foreign currency forward contracts and swaps	131.7	415.6

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Consolidated Statements of Comprehensive Income. The change in fair value of the derivative instruments for the years ended December 31, 2022 and 2021, is summarized as follows (in millions):

	Year ended December 31,
	2022	2021
Futures	$40.8	$(24.6)
Credit default swaps	3.7	(1.6)
Total return swaps	21.3	(13.3)
Foreign currency forward contracts and swaps	(9.6)	11.6
Total gains (losses) from derivative instruments	$56.2	$(27.9)

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The derivative assets and liabilities as of December 31, 2022 and 2021, are summarized as follows (in millions):

	Fair value
	December 31, 2022	December 31, 2021
Derivative assets	$5.3	$8.8
Derivative liabilities	4.0	15.5

In addition to using derivative instruments to mitigate against market volatility of certain seeded investments, we also engage in short sales of securities to hedge certain seeded investments. As of December 31, 2022 and 2021, the fair value of securities sold but not yet purchased was $0.5 million and $3.1 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities on our Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Consolidated Statements of Comprehensive Income.

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

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2022 and 2021 (in millions):

	Notional value
	December 31, 2022	December 31, 2021
Futures	$141.3	$190.1
Credit default swaps	2.2	6.1
Total return swaps	10.4	—
Options	0.1	0.1
Foreign currency forward contracts and swaps	18.3	22.1

The derivative assets and liabilities as of December 31, 2022 and 2021, are summarized as follows (in millions):

	Fair value
	December 31, 2022	December 31, 2021
Derivative assets	$0.1	$0.6
Derivative liabilities	0.6	0.4

Derivative Instruments — Foreign Currency Hedging Program

We implemented a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program is not designed to eliminate all impacts of foreign currency risk; rather it is designed to reduce income statement volatility. The program utilizes foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of December 31, 2022 and 2021, is summarized as follows (in millions):

	Notional value
	December 31, 2022	December 31, 2021
Foreign currency forward contracts and swaps	$74.7	$171.4

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Consolidated Balance Sheets. The derivative assets as of December 31, 2022 and 2021, are summarized as follows (in millions):

	Fair Value
	December 31, 2022	December 31, 2021
Derivative assets	$0.4	$3.2
Derivative liabilities	1.1	—

Changes in fair value of the derivatives are recognized in other non-operating income, net on our Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income, net on our Consolidated Statements of Comprehensive Income. The change in fair value of the foreign currency forward contracts and swaps for the years ended December 31, 2022 and 2021, is summarized as follows (in millions):

	Year Ended December 31,
	2022	2021
Gains (losses) on foreign currency forward contracts and swaps	$(2.4)	$0.4

Note 7 — Property, Equipment and Software

The following table presents depreciation expense for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year ended December 31,
	2022	2021	2020
Depreciation expense	$21.6	$23.5	$26.0

Property, equipment and software as of December 31, 2022 and 2021, are summarized as follows (in millions):

	Depreciation	December 31,
	period	2022	2021
Furniture, fixtures and computer equipment	3-10 years	$23.9	$24.8
Leasehold improvements	Over the shorter of 20 years or the period of the lease	27.6	40.6
Computer software	3-7 years	90.6	92.1
Property, equipment and software, gross		$142.1	$157.5
Accumulated depreciation		(90.3)	(94.2)
Property, equipment and software, net		$51.8	$63.3

Note 8 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during years ended December 31, 2022 and 2021 (in millions):

	December 31,				Foreign currency	December 31,
	2021	Amortization	Disposal	Impairment	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$(25.9)	$(42.4)	$2,046.5
Trademarks	366.7	—	(4.7)	(2.0)	—	360.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	(7.9)	(6.8)	68.9
Accumulated amortization	(107.2)	(3.7)	44.7	—	5.5	(60.7)
Net intangible assets	$2,542.7	$(3.7)	$(44.8)	$(35.8)	$(43.7)	$2,414.7
Goodwill	$1,341.5	$—	$(7.0)	$—	$(81.4)	$1,253.1

	December 31,				Foreign currency	December 31,
	2020	Amortization	Disposal	Impairment	translation	2021
Indefinite-lived intangible assets:
Investment management agreements	$2,242.9	$—	$—	$(115.6)	$(12.5)	$2,114.8
Trademarks	373.2	—	—	(6.3)	(0.2)	366.7
Definite-lived intangible assets:
Client relationships	170.9	—	—	—	(2.5)	168.4
Accumulated amortization	(100.7)	(7.7)	—	—	1.2	(107.2)
Net intangible assets	$2,686.3	$(7.7)	$—	$(121.9)	$(14.0)	$2,542.7
Goodwill	$1,351.1	$—	$—	$—	$(9.6)	$1,341.5

Indefinite-lived intangible assets represent certain investment management contracts where we expect both the renewal of the contracts and the cash flows generated by them to continue indefinitely. Trademarks primarily relate to Janus Henderson US (Holdings) Inc. and were acquired as a result of the Merger. Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives using the straight-line method. The remaining estimated useful life of the client relationships is 16 years.

Foreign currency translation movements in the table primarily relate to the translation of the intangible assets and goodwill balances denominated in non-USD currencies to our functional and presentational currency of USD using the closing foreign currency exchange rate at the end of each reporting period.

Management Buyout of Intech

As detailed in Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplemental Data, on March 31, 2022, the Management Buyout of Intech closed. As part of this disposition, we removed $4.7 million and $40.1 million of trademarks and client relationships, respectively, from our Consolidated Balance Sheets as these intangible assets were directly connected to Intech. In addition, we also allocated $7.0 million of goodwill to Intech, which was also removed from our Consolidated Balance Sheets as part of the Management Buyout.

Impairment Assessment

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1 of each year by performing a qualitative impairment (step

0) test. To assess our goodwill balance, our qualitative procedures are inclusive of performing a quantitative impairment test to determine the enterprise value of the reporting unit, under a market value approach. The results of the assessment revealed it is more likely than not that the estimated fair value of the reporting unit was greater than the carrying value.

We also assessed our indefinite-lived intangible assets as part of our annual impairment assessment. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, a certain indefinite-lived intangible asset composed of investment management agreements required further review to determine if it was impaired. We prepared a DCF model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, a $22.3 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2022 (post-impairment), to $17.7 million. Some of the inputs used in the annual DCF model required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns.

Further, upon a qualitative review of other indefinite-lived intangible assets during our annual assessment, we determined certain intangible assets were impaired. As such, a $3.6 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible assets as of December 31, 2022 (post-impairment) to $0.

Additionally, a certain trademark with a $2.0 million carrying value as of October 1, 2022 was impaired. The carrying value of the intangible asset as of December 31, 2022 (post-impairment), was $0. For the remaining indefinite-lived intangible assets, we concluded it is more likely than not that the fair values of our intangible assets exceed their carrying values; no impairment was recorded.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to a decline in AUM, a certain definite-lived intangible asset required further review to determine if it was impaired. We prepared a DCF model to determine the estimated fair value of the intangible asset, which was below the carrying value of the asset. As such, a $7.9 million impairment was recorded in impairment of goodwill and intangible assets expense in the Consolidated Statements of Comprehensive Income to bring the carrying value of the intangible asset as of December 31, 2022 (post-impairment), to $6.9 million. Some of the inputs used in the annual DCF model required significant management judgment, including the discount rate, terminal growth rate, forecasted financial results and market returns.

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization	Amount
2023	$1.8
2024	0.4
2025	0.4
2026	0.4
2027	0.4
Thereafter	4.8
Total	$8.2

Note 9 — Leases

Our leases include operating and finance leases for property and equipment. Property leases include office space in the UK, Europe, the U.S. and the Asia Pacific region. Equipment leases include copiers and server equipment located throughout our office space and offsite. Our leases have remaining lease terms of one year to 10 years. Certain leases include options to extend or early terminate the leases; however, we currently have not exercised these options, and they are not reflected in our lease assets and liabilities. The impact of operating and financing leases on our financial statements is summarized below.

Balance Sheet

Operating and financing lease assets and liabilities on our Consolidated Balance Sheets as of December 31, 2022 and 2021, consisted of the following (in millions):

Operating lease right-of-use assets:	December 31, 2022	December 31, 2021
Other non-current assets	$79.7	$115.5

Operating lease liabilities:
Accounts payable and accrued liabilities	$23.7	$28.4
Other non-current liabilities	67.1	104.6
Total operating lease liabilities	$90.8	$133.0

Finance lease right-of-use assets:
Property and equipment, cost	$16.3	$15.4
Accumulated depreciation	(14.2)	(13.4)
Property and equipment, net	$2.1	$2.0

Finance lease liabilities:
Accounts payable and accrued liabilities	$0.8	$0.7
Other non-current liabilities	1.4	1.4
Total finance lease liabilities	$2.2	$2.1

Statement of Comprehensive Income

The components of lease expense on our Consolidated Statements of Comprehensive Income during the years ended December 31, 2022, 2021 and 2020, are summarized below (in millions):

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost(1)	$27.5	$30.2	$31.2

Finance lease cost:
Amortization of right-of-use asset(2)	$0.8	$0.5	$0.9
Interest on lease liabilities(3)	—	—	0.1
Total finance lease cost	$0.8	$0.5	$1.0
(1)	Included in general, administrative and occupancy on our Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization on our Consolidated Statements of Comprehensive Income.
(3)	Included in interest expense on our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK. During the years ended December 31, 2022, 2021 and 2020, we received the following from tenants (in millions):

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Sublease income	$5.9	$7.2	$3.0

As collection of rents under the sublease is uncertain, we recognize impairments of a subleased ROU operating assets during the years ended December 31, 2022, 2021 and 2020, of the following (in millions):

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Impairment of a subleased right-of-use operating asset	$0.3	$—	$1.4

Supplemental Information

Cash payments for operating and finance leases included in our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in millions):

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating cash flows from operating leases	$26.9	$27.9	$32.4
Financing cash flows from finance leases	$0.9	$0.4	$0.7

Supplemental non-cash lease information for the years ended December 31, 2022, 2021 and 2020, is summarized as follows (in millions):

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Increase (decrease) in ROU assets related to modified operating lease liabilities	$(3.2)	$11.4	$1.2

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

	Year ended	Year ended
Weighted-average remaining lease term (in months):	December 31, 2022	December 31, 2021
Operating leases	57	67
Finance leases	38	42

	Year ended	Year ended
Weighted-average discount rate(1):	December 31, 2022	December 31, 2021
Operating leases	4.3%	4.2%
Finance leases	2.2%	3.5%
(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions)	Operating leases	Finance leases
2023	$23.9	$0.8
2024	22.8	0.7
2025	16.5	0.5
2026	12.5	0.2
2027	11.6	0.1
Thereafter	8.7	—
Total lease payments	96.0	2.3
Less interest	5.2	0.1
Total	$90.8	$2.2

Note 10 — Equity Method Investments

We hold a 20% interest in Long Tail Alpha LLC and account for this investment under the equity method. Equity method investments of $18.7 million and $16.3 million were recognized on our Consolidated Balance Sheets within other non-current assets as of December 31, 2022 and 2021, respectively.

The share of net gain (loss) from equity method investments recognized within investment gains (losses), net on our Consolidated Statements of Comprehensive Income, was a $2.9 million gain and $3.0 million gain during the years ended December 31, 2022 and 2021, respectively.

Note 11 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$688.4	$—	$—	$688.4
Investment securities:
Consolidated VIEs	275.4	54.0	4.9	334.3
Other investment securities	171.9	89.4	0.3	261.6
Total investment securities	447.3	143.4	5.2	595.9
Seed hedge derivatives	—	5.3	—	5.3
Derivatives in consolidated seeded investment products	—	0.1	—	0.1
Derivatives used in foreign currency hedging program	—	0.4	—	0.4
Intech option agreement	—	—	0.8	0.8
Intech contingent consideration	—	—	12.1	12.1
Volantis contingent consideration	—	—	0.2	0.2
Total assets	$1,135.7	$149.2	$18.3	$1,303.2
Liabilities:
Derivatives in consolidated seeded investment products	$—	$0.6	$—	$0.6
Derivatives used in foreign currency hedging program	—	1.1	—	1.1
Securities sold, not yet purchased	0.5	—	—	0.5
Seed hedge derivatives	—	4.0	—	4.0
Long-term debt(1)	—	295.4	—	295.4
Deferred bonuses	—	—	46.5	46.5
Total liabilities	$0.5	$301.1	$46.5	$348.1
(1)	Carried at amortized cost on our Consolidated Balance Sheets and disclosed at fair value.

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

Level 3 Fair Value Measurements

Investment Securities

As of December 31, 2022 and 2021, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

As of December 31, 2022, the fair value of the option agreement and the Intech contingent consideration was $0.8 million and $12.1 million, respectively. Significant unobservable inputs were used to value the call option and contingent consideration, including revenue estimates, discount rate and volatility.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products or cash. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2022 and 2021, were as follows (in millions):

	Year ended December 31,
	2022	2021
Beginning of period fair value	$8.8	$31.4
Intech option agreement	0.8	—
Contingent consideration from sale of Intech	12.1	—
Settlement of contingent consideration	—	(19.4)
Fair value adjustments	(2.0)	(6.6)
Transfers from Level 1	0.3	—
Transfers to Level 1	(2.1)	—
Purchases of securities	1.0	4.6
Sales of securities	(0.3)	(1.2)
Foreign currency translation	(0.3)	—
End of period fair value	$18.3	$8.8

Changes in fair value of our individual Level 3 liabilities for the years ended December 31, 2022 and 2021, were as follows (in millions):

	Year ended December 31,
	2022	2021
	Deferred	Deferred
	bonuses	bonuses
Beginning of period fair value	$50.5	$65.2
Fair value adjustments	(2.1)	6.8
Vesting of deferred bonuses	(36.5)	(53.0)
Amortization of deferred bonuses	38.0	31.5
Foreign currency translation	(3.4)	—
End of period fair value	$46.5	$50.5

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using DCF analysis that requires assumptions regarding projected future earnings and discount rates. We also measured the fair value of a certain definite-lived and indefinite-lived intangible asset during our annual impairment assessment completed as of October 1, 2022.

Refer to Note 8 — Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplemental Data, for additional information on the impairment assessments. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

The significant inputs used in the annual DCF analysis to calculate the fair value of the certain definite-lived and indefinite-lived intangible assets included the discount rate, terminal growth rate and forecasted financial results and market returns.

A discount rate of 12.8% was used to determine the fair value of certain intangible assets in the annual assessment. The discount rate was calculated using a market participant approach with data from certain peer asset management companies. The discount rate also contemplated the risk-free rate and other premiums, such as the risk premium and company size premium.

A terminal growth rate of 3% was used to determine the fair value of certain intangible assets. The terminal growth rate was based on the fundamentals of the business as well as varying external factors such as market positioning and industry growth expectations.

Note 12 — Debt

Our debt as of December 31, 2022 and 2021, consisted of the following (in millions):

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$307.5	$295.4	$310.4	$328.7

4.875% Senior Notes Due 2025

The 2025 Senior Notes have a principal value of $300.0 million as of December 31, 2022, and pay interest at 4.875% semiannually on February 1 and August 1, which is approximately $14.6 million per year. The Senior Notes include unamortized debt premium, at December 31, 2022, of $7.5 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

At December 31, 2022, we had a $200 million Credit Facility. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the SOFR in relation to any loan in USD; the SONIA in relation to any loan in GBP; the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR; or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in AUD. As a result of LIBOR’s phase-out, our Credit Facility was amended to incorporate the SOFR as the successor rate to USD LIBOR and the SONIA as the successor rate to GBP LIBOR. For more information, refer to Part I, Item 1A, Risk Factors. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, the financing leverage ratio cannot exceed 3.00x EBITDA. At December 31, 2022, we were in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 13 — Income Taxes

The components of our provision for income taxes for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Current income taxes:
UK	$10.5	$41.1	$18.7
U.S., including state and local	95.9	154.0	136.4
International	8.8	12.4	9.8
Total current income taxes	115.2	207.5	164.9
Deferred income taxes:
UK	(10.3)	29.6	4.4
U.S., including state and local	10.0	(8.7)	(99.9)
International	(14.0)	(23.1)	(17.2)
Total deferred income taxes (benefits)	(14.3)	(2.2)	(112.7)
Total income tax expense	$100.9	$205.3	$52.2

The components of our total income before taxes for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	Year ended December 31,
	2022	2021	2020
UK	$(44.1)	$217.8	$104.5
U.S.	428.7	627.1	109.7
International	(9.2)	(27.2)	(10.7)
Total income before taxes	$375.4	$817.7	$203.5

We are a tax resident in the UK and are subject to UK tax laws and regulations. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
UK statutory corporation tax rate	19.0%	19.0%	19.0%
Effect of foreign tax rates	6.3	3.5	4.0
Equity-based compensation	0.7	0.1	2.6
Tax adjustments	2.0	0.4	0.6
Impact of changes in statutory tax rates on deferred taxes	(1.3)	3.6	3.4
Goodwill impairments	—	—	1.8
Taxes applicable to prior years	(4.5)	(1.4)	(2.9)
Other, net	—	(0.3)	(0.8)
Effective income tax rate, controlling interest	22.2%	24.9%	27.7%
Net loss (income) attributable to noncontrolling interests	4.7	0.2	(2.0)
Total effective income tax rate	26.9%	25.1%	25.7%

We operate in several tax jurisdictions around the world, each with its own statutory tax rate and set of tax laws and regulations. As a result, our future blended average statutory tax rate will be influenced by any changes to such laws and regulations and the mix of profits and losses of our subsidiaries.

Tax Legislation

Any legislative changes and new or proposed Treasury regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Compensation and staff benefits	$57.6	$65.3
Loss carryforwards(1)	76.7	83.8
Accrued liabilities	6.3	4.3
Debt premium	2.1	2.9
Lease liabilities	19.6	27.8
Other	13.9	17.6
Gross deferred tax assets	176.2	201.7
Valuation allowance	(68.3)	(83.6)
Deferred tax assets, net of valuation allowance	$107.9	$118.1
Deferred tax liabilities:
Retirement benefits	$(24.2)	$(36.5)
Goodwill and acquired intangible assets	(631.2)	(657.1)
Lease right-of-use assets	(18.9)	(26.3)
Other	(7.1)	(9.1)
Gross deferred tax liabilities	(681.4)	(729.0)
Total deferred tax (liabilities)(2)	$(573.5)	$(610.9)
(1)	The majority of this loss carryforward relates to the UK capital loss of $279.0 million, before tax effects, which may be carried forward without time limitation. There is a full valuation allowance against UK capital losses.
(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the foreign currency translation adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on our Consolidated Balance Sheets as non-current balances and as of December 31, 2022 and 2021, are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets, net (included in other non-current assets)	$1.1	$8.3
Deferred tax liabilities, net	(574.6)	(619.2)
Total deferred tax (liabilities)	$(573.5)	$(610.9)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets decreased by $15.3 million in 2022. The decrease is primarily attributable to foreign currency translation on capital losses during the current year.

As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. Prior to enactment of the Tax Act, we indefinitely reinvested the undistributed earnings of all our non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Consistent with prior years’ assertion, we intend to assert indefinite reinvestment on distributions exceeding the tax basis and undistributed earnings.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2022, 2021 and 2020, is as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$19.2	$15.8	$14.1
Additions for tax positions of current year	9.7	5.0	—
Additions for tax positions of prior years	—	—	3.5
Reduction due to settlement with taxing authorities	(1.4)	(1.2)	—
Reduction due to statute expirations	(0.5)	(0.4)	(1.9)
Foreign currency translation	(0.3)	—	0.1
Ending balance	$26.7	$19.2	$15.8

If the balance in the table above is recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2022, 2021 and 2020, the total accrued interest balance relating to uncertain tax positions was $3.9 million, $2.6 million and $2.1 million, respectively. Potential penalties at December 31, 2022, 2021, and 2020, were insignificant and have not been accrued.

We are subject to U.S. federal income tax, state and local income tax, UK income tax, and income tax in several other jurisdictions, all of which can be examined by the relevant taxing authorities. For our major tax jurisdictions, the tax years that remain open to examination by the taxing authorities at December 31, 2022, are 2019 and onward for U.S. federal tax and a few states have open years from 2013. The tax years from 2018 and onward remain open for the UK under the normal four-year time limit.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $6.3 million within the next 12 months, ignoring changes due to foreign currency translation.

Note 14 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2022 and 2021, are composed of the following (in millions):

	December 31,
	2022	2021
Prepaid expenses	$42.4	$38.1
Current corporation tax	31.1	10.9
Derivatives (including collateral and margin)	22.0	56.4
Other current assets	24.8	44.8
Total other current assets	$120.3	$150.2

Other non-current assets on our Consolidated Balance Sheets of $205.5 million and $180.6 million as of December 31, 2022 and 2021, respectively, primarily relate to operating leases, capitalized cloud services implementation costs, deferred consideration and equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2022 and 2021, comprise the following (in millions):

	December 31,
	2022	2021
Accrued distribution commissions	$60.9	$65.3
Accrued rebates	18.7	24.5
Other accrued liabilities	72.0	76.8
Total other accrued liabilities	$151.6	$166.6
Current corporation tax (including interest)	14.9	17.6
Operating and financing leases	24.5	29.1
Derivatives	5.1	15.5
Other current liabilities	36.5	42.0
Total accounts payable and accrued liabilities	$232.6	$270.8

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2022 and 2021, comprise the following (in millions):

	December 31,
	2022	2021
Non-current tax liabilities (including interest)	$23.0	$19.8
Operating leases	67.1	104.6
Other creditors	8.7	10.0
Total other non-current liabilities	$98.8	$134.4

Other creditors include the non-current portion of financing lease obligations, provisions for retirement obligations of leased office space and deferred compensation for certain members of the board of directors.

Note 15 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2022 and 2021, consisted of the following (in millions):

	December 31,
	2022	2021
Consolidated seeded investment products	$233.9	$148.5
Intech:
Employee appreciation rights	—	12.6
Founding member ownership interests	—	2.3
Total redeemable noncontrolling interests	$233.9	$163.4

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year ended December 31,
	2022	2021	2020
Opening balance	$148.5	$70.6	$662.8
Changes in market value	(97.9)	(6.2)	22.2
Changes in ownership	184.2	84.3	(612.2)
Foreign currency translation	(0.9)	(0.2)	(2.2)
Closing balance	$233.9	$148.5	70.6

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2022 and 2021, are as follows (in millions):

	December 31,
	2022	2021
Nonredeemable noncontrolling interests in:
Seed capital investments	$2.8	$2.8
Intech	—	12.6
Total nonredeemable noncontrolling interests	$2.8	$15.4

On March 31, 2022, we completed the sale of our 97%-owned subsidiary, Intech. See Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplemental Data, for further information regarding the sale.

Note 16 — Long-Term Incentive Compensation

We operate the following stock and mutual fund-based compensation plans:

●Deferred Incentive Plan (“DIP”);

●Deferred Equity Plan (“DEP”);

●Restricted Share Plan (“RSP”);

●Restricted Stock Awards (“RSAs”);

●Performance Stock Units (“PSUs”);

●Mutual Fund Share Awards (“MFSAs”); and

●

Other less significant plans (includes: Saveshare Plan (“SAYE”), Company Share Option Plan (“CSOP”), Executive Shared Ownership Plan (“ExSOP”), Long-Term Incentive Plan (“LTIP”), Buy As You Earn Share Plan (“BAYE”) and Employee Stock Purchase Plan (“ESPP”)).

Further details on the material plans in operation during 2022 are discussed below.

Deferred Incentive Plan

Starting in 2020 as part of our effort to consolidate how awards are issued, DIP awards are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the 2022 Deferred Incentive Plan and the Third Amended and Restated 2010 LTIP. Awards are issued as stock or as mutual fund awards and generally vest over a three- or four-year period. At December 31, 2022, the cost basis of unvested mutual fund awards, totaled $185.3 million. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed and are subject to tax withholding.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Deferred Equity Plan

Prior to the transition to the DIP in 2020, employees who received cash-based incentive awards over a preset threshold had an element deferred. The deferred awards are deferred into our common stock or into our managed funds. The DEP trustee purchases JHG common stock and units or shares in JHG-managed funds and holds them in trust. Awards are deferred for up to three years and vest in three equal tranches if employees satisfy employment conditions at each vesting date.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Restricted Share Plan

The RSP allows employees to receive shares of our common stock for nil consideration at a future point, usually after three years. RSP is recognized in net income on a graded basis. The awards are typically granted for staff recruitment and retention purposes; all awards have employment conditions. Our Compensation Committee approves all awards to Code Staff (employees who perform a significant influence function, senior management and individuals whose professional activities could have a material impact on our risk profile) and any awards over £500,000. The fair value of the shares granted is calculated using the NYSE average high/low trading prices on grant date.

Restricted Stock Awards

Prior to the transition to the DIP in 2020, RSAs were generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Amended and Restated 2010 LTIP, the JCG 2005 Long-Term Incentive Stock Plan and the 2012 Employment Inducement Award Plan (“2012 EIA Plan”). Awards generally vest over a three- or four-year period.

Performance Stock Units

The following table presents a summary of PSUs granted to our former CEO(1).

Grant date	February 28, 2018		February 28, 2019		February 28, 2020		February 26, 2021
Units granted	108,184	(2)	83,863	(2)	96,933	(3)	77,228	(3)
Value at grant (in millions)	$3.7		$2.0		$2.0		$2.0
Units vested	59,903		125,795		121,166		50,900
Vesting date	February 4, 2021		February 4, 2022		December 31, 2022		December 31, 2023
(1)	Units granted on February 28, 2018, were granted to our then Co-CEOs.
(2)	Vesting of these price-vesting units was subject to our three-year Total Shareholder Return (“TSR”) performance relative to a peer group over a three-year period following the grant date.
(3)	These price-vesting units may or may not vest in whole or in part three years after the date of grant, depending on our three-year TSR performance relative to a peer group during the vesting period. The February 28, 2020, and February 26, 2021, awards performance was determined as of June 30, 2022.

Mutual Fund Share Awards

Prior to the transition to the DIP in 2020, MFSAs were generally issued as part of annual variable compensation and for recruitment and retention purposes. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed and is subject to tax withholding. The awards are time-based awards that generally vest three or four years from the grant date.

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2022, 2021 and 2020, are summarized as follows (in millions):

	Year ended December 31,
	2022	2021	2020
DIP	$84.0	$52.1	$27.4
DEP	0.3	2.8	8.7
RSP	0.2	0.9	3.5
RSA (including PSUs)	1.9	8.8	22.0
Other	3.9	3.3	3.0
Stock-based payments expense	90.3	67.9	64.6
DIP funds — liability settled	84.7	71.3	41.3
DEP funds — liability settled	0.6	13.1	23.7
MFSA — liability settled	(1.5)	12.9	28.2
Profits Interests and Other	(3.9)	2.9	0.9
Social Security costs	10.5	12.9	11.4
Total long-term incentive compensation expense	$180.7	$181.0	$170.1

Unrecognized and unearned compensation expense based on expected vesting outcomes as of December 31, 2022, including the weighted-average number of years over which the compensation cost will be recognized, is summarized as follows (in millions):

	Unrecognized	Weighted-average
	compensation	years
DIP	$59.5	1.8
Other	2.6	1.4
Stock-based payments expense	62.1	1.8
DIP funds — liability settled	57.9	1.7
Other — liability settled	0.3	1.3
Social Security costs	16.8	0.7
Total unrecognized long-term incentive compensation expense	$137.1	1.6

We generally grant annual long-term incentive awards in March in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted to employees in 2022, 2021 and 2020. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2022	2021	2020
	SAYE	SAYE	SAYE
Fair value of options granted	£9.25	£10.28	£4.59
Assumptions:
Dividend yield	4.27%	3.68%	6.50%
Expected volatility	41.82%	41.37%	37.59%
Risk-free interest rate	1.43%	0.17%	0.01%
Expected life (years)	3.17	3.00	3.00

The table below summarizes our outstanding options, exercisable options, and options vested or expected to vest for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	492,889	$20.83	1,255,398	$27.13	1,873,927	$28.41
Granted	127,903	$24.83	83,648	$23.85	212,550	$16.06
Exercised	(193,821)	$24.34	(418,292)	$29.04	(147,408)	$7.21
Forfeited	(40,387)	$22.78	(427,865)	$36.87	(683,671)	$31.86
Outstanding at December 31	386,584	$19.18	492,889	$20.83	1,255,398	$27.13
Exercisable(1)	32,710	$10.46	92,630	$26.62	254,779	$22.74
Vested or expected to vest	386,584	$19.18	92,630	$26.62	902,633	$30.86
(1)	The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2022, 2021 and 2020 (in millions):

	December 31,
	2022	2021	2020
Exercised	$1.3	$0.3	$—
Outstanding	$2.4	$7.4	$4.1
Exercisable	$0.5	$1.0	$0.7

Deferred Incentive Plan, Deferred Equity Plan and Restricted Stock Awards

The table below summarizes unvested DIP, DEP and RSA for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	4,949,927	$26.42	5,602,828	$24.56	5,516,920	$28.41
Granted	3,581,420	$32.44	2,285,257	$29.94	2,736,264	$20.69
Vested	(2,733,825)	$26.29	(2,699,721)	$26.78	(2,443,459)	$29.00
Forfeited	(155,683)	$31.48	(238,437)	$27.37	(206,897)	$25.42
Unvested at December 31	5,641,839	$29.99	4,949,927	$26.42	5,602,828	$24.56

Note 17 — Retirement Benefit Plans

Defined Contribution Plans

We operate two separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2022, we matched 5.0% of employee-eligible compensation in our 401(k) plan.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $8.6 million, $8.3 million and $8.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts charged to our Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, in respect to our non-U.S. defined contribution plan were $15.7 million, $19.0 million and $14.0 million, respectively, which represents contributions paid or payable to this plan by us.

Defined Benefit Plans

The main defined benefit pension plan sponsored by us is the defined benefit section of the JHGPS, previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. The JHGPS is funded by contributions to a separately administered fund.

Benefits in the defined benefit section of the JHGPS are based on service and final salary. The plan is approved by His Majesty’s Revenue and Customs (“HMRC”) for tax purposes and is operated separately from the Company and managed by an independent trustee board. The trustee is responsible for payment of the benefits and management of the JHGPS assets. We also have a contractual obligation to provide certain members of the JHGPS with additional defined benefits on an unfunded basis.

The JHGPS is subject to UK regulations, which require us and the trustee to agree to a funding strategy and contribution schedule for the scheme.

Our latest triennial valuation of the JHGPS resulted in a surplus on a technical provisions basis of $2.4 million.

Plan Assets and Benefit Obligations

The Plan assets and defined benefit obligations of the JHGPS and the unapproved pension plan were valued as of December 31, 2022 and 2021. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	December 31,
	2022	2021
Change in plan assets:
Fair value of plan assets as of January 1	$1,142.6	$1,232.5
Return on plan assets	(335.0)	(41.5)
Employer contributions	2.1	1.9
Benefits paid	(15.8)	(17.2)
Settlements	(9.7)	(21.2)
Foreign currency translation	(123.7)	(11.9)
Fair value of plan assets as of December 31	660.5	1,142.6
Change in benefit obligation:
Benefit obligation as of January 1	(975.2)	(1,026.5)
Service cost	—	(0.6)
Interest cost	(16.9)	(13.5)
Settlements	9.7	21.2
Curtailments	—	(0.3)
Benefits paid	15.8	17.2
Actuarial gain	295.4	18.1
Foreign currency translation	105.6	9.2
Benefit obligation as of December 31	(565.6)	(975.2)
Funded status as of year-end	94.9	167.4
Tax at source	—	(7.1)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$94.9	$160.3

Actuarial gains during the year ended December 31, 2022, were primarily due to changes in financial assumptions over the year, including an increase in discount rate resulting from higher bond yields, leading to a decrease in the benefit obligation. These gains were offset by reductions in the asset value, also resulting from higher bond yields, leading to a decrease in the fair value of the assets. During the year ended December 31, 2022, $9.7 million was paid to members transferring their benefits out of the scheme, reducing the benefit obligation.

The JHGPS contains a money purchase section (“MPS”) that operates in a similar way to a defined contribution plan, but also provides for a minimum benefit to members of the JHGPS if the investment performance of their MPS investments falls below defined thresholds. The minimum benefit is referred to as a reference scheme test (“RST”) underpin. The RST underpin serves as a defined benefit guarantee in the case that investment returns of the MPS do not meet statutorily defined returns. As the MPS is providing a defined benefit in the form of the RST underpin, disclosure of the related plan assets and liabilities are made on a gross basis, similar to that of a defined benefit plan, and are included in the plan assets and benefit obligations of the retirement benefit asset.

Amounts recognized on our Consolidated Balance Sheets, net of tax at source, as of December 31, 2022 and 2021, consist of the following (in millions):

	December 31,
	2022	2021
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$97.9	$165.1
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(3.0)	(4.8)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$94.9	$160.3

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Discount rate	4.8%	1.9%
Inflation — Retail Price Index ("RPI")	3.3%	3.4%
Inflation — Consumer Price Index ("CPI")	2.7%	2.8%
Pension increases (RPI capped at 5% per annum ("p.a."))	3.2%	3.3%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.2%
Life expectancy of male aged 60 at accounting date	29.4	29.6
Life expectancy of male aged 60 in 15 years' time	30.3	30.5

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

Plan Assets

The fair values of the JHGPS plan assets as of December 31, 2022 and 2021, by major asset class are as follows (in millions):

	December 31,
	2022	2021
Cash and cash equivalents	$1.8	$1.5
Money market instruments	8.0	17.5
Bulk annuity policy	230.7	386.6
Fixed income investments	249.3	479.7
Equity investments	170.7	257.3
Total assets at fair value	$660.5	$1,142.6

As of December 31, 2022 and 2021, $148.4 million and $230.2 million, respectively, of JHGPS assets were held in JHG-managed funds.

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

The remaining assets of the JHGPS plan are allocated to a growth portfolio and a Liability Driven Investment (LDI) portfolio. The majority of the growth portfolio is invested in pooled diversified funds, with the objective of generating equity like returns, while mitigating risk and volatility. The LDI portfolio aims to control risk by matching the Scheme’s expected cash flows as closely as possible.

Excluding the bulk annuity policy, the strategic allocation as of December 31, 2022 and 2021, was broadly 80% fixed income investments and 20% growth portfolio.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$1.8	$—	$—	$1.8
Money market instruments	8.0	—	—	8.0
Bulk annuity contract	—	—	230.7	230.7
Fixed income investments	249.3	—	—	249.3
Equity investments	170.7	—	—	170.7
Total	$429.8	$—	$230.7	$660.5

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

The value of the bulk annuity contracts decreased from $386.6 million at December 31, 2021, to $230.7 million at December 31, 2022, due to changes in financial conditions and demographic assumptions resulting in a decrease of $102.1 million and $2.4 million, respectively, combined with $13.1 million in cash payments received under the contract terms and foreign currency translation of $43.2 million, offset by $5.1 million of interest on the bulk annuity asset.

The expected rate of return on assets for the financial period ending December 31, 2022, was 1.6% p.a. based on financial conditions as of December 31, 2021 (2021: 1.2% p.a.). This rate is derived by taking the weighted average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial Gains and Losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial gain, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2022 and 2021, are shown below (in millions):

	December 31,
	2022	2021
Opening accumulated unamortized actuarial loss	$(32.8)	$(10.4)
Actuarial loss	(53.1)	(35.3)
Tax at source on current year actuarial gain	15.1	11.8
Prior service cost	0.4	0.4
Release of actuarial gain (loss) due to settlement event	—	1.1
Release of tax at source due to settlement event	—	(0.4)
Closing accumulated unamortized actuarial loss	$(70.4)	$(32.8)

No actuarial gains were amortized from accumulated other comprehensive income during the years ended December 31, 2022 or 2021.

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect to defined benefit plans for the years ended December 31, 2022, 2021, and 2020 include the following (in millions):

	December 31,
	2022	2021	2020
Service cost	$—	$(0.6)	$(0.9)
Settlement gain (loss)	—	(1.1)	1.3
Curtailment loss	—	(0.3)	—
Interest cost	(16.9)	(13.5)	(14.1)
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Expected return on plan assets	13.8	11.3	12.5
Net periodic benefit cost	(3.5)	(4.6)	(1.6)
Contributions to money purchase section	(11.5)	(11.3)	(8.2)
Total cost	$(15.0)	$(15.9)	$(9.8)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 (in millions):

	December 31,
	2022	2021	2020
Discount rate	1.9%	1.3%	2.1%
Inflation — salaries	N/A %	2.5%	2.5%
Inflation — RPI	3.4%	2.9%	3.0%
Inflation — CPI	2.8%	2.2%	1.9%
Pension increases (RPI capped at 5% p.a.)	3.3%	2.9%	2.9%
Pension increases (RPI capped at 2.5% p.a.)	2.2%	2.1%	2.0%
Expected return on plan assets	1.6%	1.2%	1.7%
Amortization period for net actuarial gains at beginning of the year	9.0	9.0	9.0

Cash Flows

Employer contributions of $2.1 million were paid in relation to our defined benefit pension plans during 2022 (excluding credits to members’ money purchase accounts). We expect to contribute approximately $1.2 million to the JHGPS (excluding credits to members’ money purchase accounts) in the year ended December 31, 2023.

The expected future benefit payments for our pension plan are as follows (in millions):

2023	$20.0
2024	$20.9
2025	$21.3
2026	$22.6
2027	$23.6
2028-2032	$127.9

Note 18 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2022 and 2021, are as follows (in millions):

	Year ended December 31,
	2022			2021
	Foreign	Retirement benefit		Foreign	Retirement benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(354.2)	$(32.8)	$(387.0)	$(304.5)	$(10.4)	$(314.9)
Other comprehensive loss	(221.0)	(38.0)	(259.0)	(46.9)	(23.5)	(70.4)
Amounts reclassified from accumulated other comprehensive loss	(4.1)	0.4	(3.7)	(3.2)	1.1	(2.1)
Total other comprehensive loss	(225.1)	(37.6)	(262.7)	(50.1)	(22.4)	(72.5)
Less: other comprehensive loss attributable to noncontrolling interests	2.0	—	2.0	0.4	—	0.4
Ending balance	$(577.3)	$(70.4)	$(647.7)	$(354.2)	$(32.8)	$(387.0)

The components of other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2022	amount	expense	Net amount
Foreign currency translation adjustments	$(224.2)	$3.2	$(221.0)
Retirement benefit asset, net	(46.8)	8.8	(38.0)
Reclassifications to net income	(3.7)	—	(3.7)
Total other comprehensive loss	$(274.7)	$12.0	$(262.7)

	Pre-tax	Tax
Year ended December 31, 2021	amount	expense	Net amount
Foreign currency translation adjustments	$(48.2)	$1.3	$(46.9)
Retirement benefit asset, net	(23.5)	—	(23.5)
Reclassifications to net income	(2.1)	—	(2.1)
Total other comprehensive loss	$(73.8)	$1.3	$(72.5)

	Pre-tax	Tax
Year ended December 31, 2020	amount	expense	Net amount
Foreign currency translation adjustments	$73.1	$0.3	$73.4
Retirement benefit asset, net	(29.0)	(0.1)	(29.1)
Reclassifications to net income	7.1	—	7.1
Total other comprehensive income	$51.2	$0.2	$51.4

Note 19 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2022, 2021 and 2020 (in millions, except per share data):

	Year ended December 31,
	2022	2021	2020
Net income attributable to JHG	$372.4	$620.0	$130.3
Allocation of earnings to participating stock-based awards	(11.3)	(17.7)	(3.8)
Net income attributable to JHG common shareholders	$361.1	$602.3	$126.5

Weighted-average common shares outstanding — basic	161.7	167.9	179.4
Dilutive effect of nonparticipating stock-based awards	0.3	0.6	0.5
Weighted-average common shares outstanding — diluted	162.0	168.5	179.9

Earnings per share:
Basic (two class)	$2.23	$3.59	$0.70
Diluted (two class)	$2.23	$3.57	$0.70

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Dividends paid per share	$1.55	$1.50	$1.44

Note 20 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2022, are discussed below.

Operating and Finance Leases

As of December 31, 2022, we had future minimum rental commitments under non-cancelable operating and finance leases. Refer to Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplemental Data, for information related to operating and financing lease commitments.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”), and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (“Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after September 9, 2016. On January 10, 2023, in response to defendants’ motion to dismiss filed on November 23, 2022, an amended complaint was filed against the same defendants. The amended complaint names two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, through September 9, 2022, among other things, defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options; (ii) retaining Janus Henderson funds despite their alleged underperformance; and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On February 9, 2023, defendants filed a motion to dismiss the amended complaint. Janus US Holdings believes the claims asserted in the amended complaint are without merit and intends to vigorously defend against these claims.

Note 21 — Related Party Transactions

Disclosures relating to equity method investments and our pension scheme can be found in Note 10 — Equity Method Investments and Note 17 — Retirement Benefit Plans, respectively, in Part II, Item 8, Financial Statements and Supplemental Data. Transactions between JHG and our controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.

Certain managed funds are considered to be related parties of JHG under the related party guidance. We earn fees from the funds for which we act as investment manager, and the balance sheet includes amount due from these managed funds.

During the years ended December 31, 2022, 2021 and 2020, we recognized revenues of $2,017.2 million, $2,507.9 million and $1,974.6 million, respectively, from the funds we manage that are related parties and not consolidated in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds as of December 31, 2022 and 2021 (in millions):

	As of December 31
	2022	2021
Accrued income	$125.3	$204.1
Accounts receivable	80.7	77.4

Seed investments held in managed funds are discussed in Note 4 — Consolidation, in Part II, Item 8, Financial Statements and Supplemental Data.

Note 22 — Geographic Information

The following table provides our operating revenues by principal geographic area for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year ended December 31,
Operating revenues	2022	2021	2020
U.S.	$1,324.6	$1,634.4	$1,401.5
UK	315.1	639.7	562.7
Luxembourg	512.5	437.2	281.5
Australia and other	51.4	55.7	52.9
Total	$2,203.6	$2,767.0	$2,298.6

Operating revenues are attributed to countries based on the location in which revenues are earned.

The following table provides our long-lived assets by principal geographic area as of December 31, 2022 and 2021 (in millions):

	As of December 31,
Long-lived assets	2022	2021
U.S.	$2,099.8	$2,153.1
UK	326.2	374.6
Australia	37.5	76.0
Other	3.0	2.3
Total	$2,466.5	$2,606.0

Long-lived assets include property, equipment, software and intangible assets. As of December 31, 2022, intangible assets in the U.S., UK and Australia were $2,074.2 million, $303.5 million and $37.0 million, respectively. As of December 31, 2021, intangible assets in the U.S., UK and Australia were $2,122.2 million, $345.1 million and $75.4 million, respectively.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 28, 2023, appear in Part II, Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

No financial statement schedules are required.

(3) List of Exhibits

Filed with this Report:

(b)        Exhibits

Exhibit No.	Document
4.5	Description of Securities
10.25	Janus Henderson Group Global Remuneration Policy Statement*
10.26	Form of US DIP Share Unit (RSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023*
10.27	Form of US DIP Fund Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023*
10.28	Form of US DIP Performance-Based Share Unit (PSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023*
10.29	Form of US DIP Matching Restricted Stock Unit (RSU) Award Agreement for matching grants under the Janus Henderson group 2022 Deferred Incentive Plan on or after January 1, 2023*
21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1	Power of Attorney (included as a part of the Signature pages to this report)
31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant
32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
* Compensatory plan or agreement.

Exhibit No.	Document
Incorporated by reference:
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Agreement and Plan of Merger, dated October 3, 2016, by and among Janus Capital Group Inc., Henderson Group plc and Horizon Orbit Corp, is hereby incorporated by reference from Exhibit 2.1 to JCG’s Current Report on Form 8-K, dated October 3, 2016 (File No. 001-15253)

(3) Articles of Incorporation and Bylaws
3.1.1	Memorandum of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017 (File No. 001-38103)
3.1.2	Articles of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.2 to JHG’s Current Report on Form 8-K, dated May 30, 2017 (File No. 001-38103)
(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen of Common Stock Certificate is hereby incorporated by reference from Exhibit 4.1 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)
4.2

Indenture dated as of November 6, 2001 (the “Base Indenture”), between Janus Capital Group Inc. and The Bank of New York Trust Company N.A. (as successor to The Chase Manhattan Bank), is hereby incorporated by reference from Exhibit 4.1 to JCG’s Current Report on Form 8-K, dated November 6, 2001 (File No. 001-15253)

4.2.2

Officer's Certificate pursuant to the Base Indenture establishing the terms of the 2025 Senior Notes is hereby incorporated by reference from Exhibit 4.1 to JCG's Current Report on Form 8-K, dated July 28, 2015 (File No. 001-15253)

4.2.3

Fifth Supplemental Indenture to the Base Indenture, dated as of May 30, 2017, among Janus Capital Group Inc., Henderson Group plc and The Bank of New York Mellon Trust Company N.A., is hereby incorporated by reference from Exhibit 4.5 to JHG’s Current Report on Form 8-K, dated May 30, 2017 (File No. 001-38103)

4.3	Form of Global Notes for the 2025 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JCG’s Current Report on Form 8-K, dated July 31, 2015 (File No. 001-15253)
4.4

Form of Indenture for debt securities between Janus Henderson Group plc and the trustee to be named therein is hereby incorporated by reference from Exhibit 4.2 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)

(10) Material Contracts
10.1

Facility Agreement, dated 16 February 2017, for US$200,000,000 Revolving Credit Facility for Henderson Group plc arranged by Bank of America Merrill Lynch International Limited as Coordinator, Bookrunner and Mandated Lead Arranger with Bank of America Merrill Lynch International Limited as Facility Agent, is hereby incorporated by reference from Exhibit 1.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017 (File No. 001-38103)

10.1.1

Amendment and Restatement Agreement dated December 21, 2021, between Janus Henderson Group plc, as Company, and Janus Capital Group Inc., as Guarantor, with Bank of America Europe Designated Activity Company (as successor in title to Bank of America Merrill Lynch International Limited), as Facility Agent relating to the US$200,000,000 Revolving Credit Facility dated February 16, 2017, is hereby incorporated by reference from Exhibit 10.18 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38103)

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

10.13

Service Agreement between Janus Henderson Group and Richard Weil, effective from August 1, 2018, is hereby incorporated by reference from Exhibit 10.33 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-38103)*

10.14

Settlement Agreement dated November 18, 2021, between Janus Henderson Investors US LLC (f/k/a Janus Capital Management LLC) and Richard Weil is hereby incorporated by reference from Exhibit 10.19 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38103)

10.15

Summary of Janus Henderson Group plc Non-Executive Director Compensation Program effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.24 to JHG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38103)*

10.16

Amended and Restated Investment and Strategic Cooperation Agreement, dated October 3, 2016, by and among Henderson Group plc, Janus Capital Group Inc. and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)

10.17

Termination and Amendment Agreement, dated as of February 4, 2021, by and between Janus Henderson Group plc and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Current Report on Form 8-K, dated February 4, 2021 (File No. 333-38103)

10.18

Service Agreement between Henderson Group plc and Roger Thompson, effective from June 26, 2013, is hereby incorporated by reference from Exhibit 10.5 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)*

10.19

CEO Offer letter, dated March 23, 2022, between Janus Henderson Group plc and Ali Dibadj is hereby incorporated by reference from Exhibit 10.1 to JHG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-38103)*

10.20

Severance Rights Agreement, dated March 23, 2022, between Janus Henderson Investors US LLC and Ali Dibadj is hereby incorporated by reference from Exhibit 10.2 to JHG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-38103)*

10.21

Service Agreement between Henderson Administrative Limited and Georgina Fogo, effective from March 15, 2018, is hereby incorporated by reference from Exhibit 10.3 to JHG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-38103)*

10.22

Separation and Release Agreement, dated June 15, 2022, between Suzanne Cain and Janus Henderson Investors US LLC is hereby incorporated by reference from Exhibit 10.1 to JHG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-38103)*

10.23

Janus Henderson Group plc 2022 Deferred Incentive Plan is hereby incorporated by reference from Exhibit 10.2 to JHG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-38103)*

10.24

Janus Henderson Group plc 2022 Global Employee Stock Purchase Plan is hereby incorporated by reference from Exhibit 10.3 to JHG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-38103)*

* Management contract or compensatory plan or agreement.

ITEM 16.              FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ ALI DIBADJ
Ali Dibadj,
Chief Executive Officer

February 28, 2023

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Ali Dibadj and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2022, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2023.

Signature/Name	Title

/s/ JOHN CASSADAY	Chairman of the Board
John Cassaday

/s/ ALI DIBADJ	Director and Chief Executive Officer
Ali Dibadj	(Principal Executive Officer)

/s/ ROGER THOMPSON	Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BRENNAN HUGHES	Chief Accounting Officer and Treasurer
Brennan Hughes	(Principal Accounting Officer)

Signature/Name	Title

/s/ BRIAN BALDWIN	Director
Brian Baldwin

/s/ ALISON DAVIS	Director
Alison Davis

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ KEVIN DOLAN	Director
Kevin Dolan

/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

/s/ EDWARD GARDEN	Director
Edward Garden

/s/ ALISON QUIRK	Director
Alison Quirk

/s/ ANGELA SEYMOUR-JACKSON	Director
Angela Seymour-Jackson

/s/ ANNE SHEEHAN	Director
Anne Sheehan