Form 10-Q
period 2023-03-31
JANUS HENDERSON GROUP PLC
filed 2023-05-03
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 165,657,905 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$843.5	$1,162.3
Investment securities	388.2	261.6
Fees and other receivables	263.3	252.9
OEIC and unit trust receivables	195.7	65.7
Assets of consolidated VIEs:
Cash and cash equivalents	18.8	14.1
Investment securities	462.0	334.3
Other current assets	5.6	3.6
Other current assets	115.9	120.3
Total current assets	2,293.0	2,214.8
Non-current assets:
Property, equipment and software, net	49.8	51.8
Intangible assets, net	2,422.2	2,414.7
Goodwill	1,269.7	1,253.1
Retirement benefit asset, net	101.0	97.9
Other non-current assets	220.4	205.5
Total assets	$6,356.1	$6,237.8

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$218.5	$232.6
Current portion of accrued compensation, benefits and staff costs	151.2	300.8
OEIC and unit trust payables	202.8	72.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	3.9	4.3
Total current liabilities	576.4	610.5

Non-current liabilities:
Accrued compensation, benefits and staff costs	22.8	46.9
Long-term debt	306.8	307.5
Deferred tax liabilities, net	576.4	574.6
Retirement benefit obligations, net	3.1	3.0
Other non-current liabilities	95.2	98.8
Total liabilities	1,580.7	1,641.3

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	384.7	233.9

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 165,657,905 and 165,657,905 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	248.5	248.5
Additional paid-in capital	3,663.4	3,706.6
Treasury shares, 43,318 and 312,469 shares held at March 31, 2023, and December 31, 2022, respectively	(1.1)	(8.3)
Accumulated other comprehensive loss, net of tax	(606.3)	(647.7)
Retained earnings	1,083.4	1,060.7
Total shareholders’ equity	4,387.9	4,359.8
Nonredeemable noncontrolling interests	2.8	2.8
Total equity	4,390.7	4,362.6
Total liabilities, redeemable noncontrolling interests and equity	$6,356.1	$6,237.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except per Share Data)

	Three months ended
	March 31,
	2023	2022
Revenue:
Management fees	$414.6	$514.0
Performance fees	(14.9)	(8.4)
Shareowner servicing fees	51.5	62.4
Other revenue	44.6	52.0
Total revenue	495.8	620.0
Operating expenses:
Employee compensation and benefits	140.3	164.6
Long-term incentive plans	55.5	51.4
Distribution expenses	112.0	141.8
Investment administration	11.6	14.8
Marketing	8.8	7.4
General, administrative and occupancy	61.1	73.1
Depreciation and amortization	6.1	9.5
Total operating expenses	395.4	462.6
Operating income:	100.4	157.4
Interest expense	(3.1)	(3.2)
Investment gains (losses), net	17.6	(32.2)
Other non-operating income (expenses), net	7.1	(7.8)
Income before taxes	122.0	114.2
Income tax provision	(26.0)	(30.7)
Net income	96.0	83.5
Net loss (income) attributable to noncontrolling interests	(8.6)	20.1
Net income attributable to JHG	$87.4	$103.6

Earnings per share attributable to JHG common shareholders:
Basic	$0.53	$0.62
Diluted	$0.53	$0.61
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$44.5	$(47.0)
Actuarial gains	0.1	0.1
Other comprehensive income (loss), net of tax	44.6	(46.9)
Other comprehensive income attributable to noncontrolling interests	(3.2)	(0.2)
Other comprehensive income (loss) attributable to JHG	$41.4	$(47.1)
Total comprehensive income	$140.6	$36.6
Total comprehensive loss (income) attributable to noncontrolling interests	(11.8)	19.9
Total comprehensive income attributable to JHG	$128.8	$56.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2023	2022
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$96.0	$83.5
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6.1	9.5
Deferred income taxes	1.0	8.1
Stock-based compensation plan expense	21.6	22.6
Loss on sale of Intech	-	9.1
Investment losses (gains), net	(17.6)	32.2
Contributions to pension plans in excess of costs recognized	(0.4)	(0.1)
Other, net	(1.4)	11.3
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	-	(0.6)
Other assets	(22.1)	(1.1)
Other accruals and liabilities	(191.4)	(232.0)
Net operating activities	(108.2)	(57.5)
Investing activities:
Sales (purchases) of:
Investment securities, net	(107.5)	(34.2)
Property, equipment and software	(2.0)	(2.9)
Investment securities by consolidated seeded investment products, net	(123.2)	13.0
Cash received (paid) on settled seed capital hedges, net	(3.1)	11.7
Dividends received from equity-method investments	0.7	0.5
Long-term note with Intech	-	(10.0)
Proceeds from sale of Intech	-	5.0
Net investing activities	(235.1)	(16.9)
Financing activities:
Proceeds from stock-based compensation plans	-	0.5
Purchase of common stock for stock-based compensation plans	(57.5)	(94.5)
Purchase of common stock for share buyback program	-	(43.3)
Dividends paid to shareholders	(64.7)	(64.3)
Distributions to noncontrolling interests	-	(1.3)
Third-party sales (purchases) in consolidated seeded investment products, net	136.2	(11.7)
Principal payments under capital lease obligations	(0.2)	(0.2)
Net financing activities	13.8	(214.8)
Cash and cash equivalents:
Effect of foreign exchange rate changes	15.4	(16.0)
Net change	(314.1)	(305.2)
At beginning of period	1,176.4	1,118.6
At end of period	$862.3	$813.4
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$14.1	$18.4
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$843.5	$800.8
Cash and cash equivalents held in consolidated VIEs	18.8	12.6
Total cash and cash equivalents	$862.3	$813.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2023	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	87.4	—	87.4
Other comprehensive income	—	—	—	—	41.4	—	—	41.4
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(64.7)	—	(64.7)
Purchase of common stock for stock-based compensation plans	—	—	(57.3)	(0.2)	—	—	—	(57.5)
Vesting of stock-based compensation plans	—	—	(7.5)	7.4	—	—	—	(0.1)
Stock-based compensation plan expense	—	—	21.6	—	—	—	—	21.6
Balance at March 31, 2023	165.7	$248.5	$3,663.4	$(1.1)	$(606.3)	$1,083.4	$2.8	$4,390.7

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2022	169.0	$253.6	$3,771.8	$(55.1)	$(387.0)	$1,040.2	$15.4	$4,638.9
Net income	—	—	—	—	—	103.6	—	103.6
Other comprehensive loss	—	—	—	—	(47.1)	—	—	(47.1)
Dividends paid to shareholders ($0.38 per share)	—	—	—	—	—	(64.3)	—	(64.3)
Purchase of common stock from share buyback program	(1.2)	(1.9)	—	—	—	(41.4)	—	(43.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(94.1)	(0.4)	—	—	—	(94.5)
Vesting of stock-based compensation plans	—	—	(15.2)	15.2	—	—	—	—
Stock-based compensation plan expense	—	—	21.9	—	—	—	—	21.9
Proceeds from stock-based compensation plans	—	—	0.5	—	—	—	—	0.5
Balance at March 31, 2022	167.8	$251.7	$3,684.9	$(40.3)	$(434.1)	$1,039.5	$2.8	$4,504.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Company,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP are not required for interim reporting purposes and have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2022. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Revision of Previously Issued Financial Statements

In conjunction with the preparation of our third quarter 2022 financial statements, we identified immaterial errors in our previously issued 2021 and 2020 financial statements and interim 2022 financial statements. We determined that the errors, individually and in the aggregate, did not result in a material misstatement to our previously issued consolidated financial statements, however, correcting the errors in the 2022 financial statements would create a material error in the 2022 financial statements and therefore, we have corrected these errors by revising the prior period amounts included in certain Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity and related footnote disclosures.

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

The following table presents line items for the financial statements for the three-month period ended March 31, 2022, that was affected by the revision. For these line items, the table details the amounts as previously reported, the impact upon those line items due to the revisions and the amounts as currently revised within the financial statements. The impact of the revisions on the Consolidated Balance Sheets as of March 31, 2022, was immaterial. Also, the revisions did not impact net operating activities, investing activities and financing activities on our Consolidated Statements of Cash Flows for any impacted period.

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022, is as follows (in millions, except per share data):

	Three months ended March 31, 2022
	As previously reported	Impact of revisions	As revised
Operating expenses:
Impairment of goodwill and intangible assets	$32.8	$(32.8)	$—
Total operating expenses	495.4	(32.8)	462.6
Operating income (loss)	124.6	32.8	157.4
Income (loss) before taxes	81.4	32.8	114.2
Income tax benefit (provision)	(22.8)	(7.9)	(30.7)
Net income (loss)	58.6	24.9	83.5
Net income (loss) attributable to JHG	$78.7	$24.9	$103.6

Earnings (loss) per share attributable to JHG common shareholders:
Basic	$0.47	$0.15	$0.62
Diluted	$0.47	$0.14	$0.61
Other comprehensive income (loss), net of tax:
Total comprehensive income (loss)	$11.7	$24.9	$36.6
Total comprehensive income (loss) attributable to JHG	$31.6	$24.9	$56.5

Note 2 — Dispositions

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech Investment Management LLC (“Intech”), to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). On March 31, 2022, the Management Buyout closed and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income (expenses), net on our Condensed Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout.

The terms of the transaction also included a $20.0 million seven-year term note subject to two tranches. Intech borrowed the first tranche of $10.0 million at closing while the second tranche of $10.0 million is available to Intech, subject to certain restrictions. The outstanding principal on the note receivable was $14.6 million as of March 31, 2023, which includes $0.6 million of accrued interest. The first tranche of the term note pays interest at 5.5%, while the second tranche pays interest at 6.0%.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of March 31, 2023, and December 31, 2022, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

As of March 31, 2023, and December 31, 2022, the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was insignificant. Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investment securities.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	March 31,	December 31,
	2023	2022
Investment securities	$308.2	$206.0
Cash and cash equivalents	14.1	5.8
Other current assets	6.7	1.8
Accounts payable and accrued liabilities	(2.9)	(1.0)
Total	$326.1	$212.6
Redeemable noncontrolling interests in consolidated VREs	(92.7)	(35.1)
JHG's net interest in consolidated VREs	$233.4	$177.5

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

Unconsolidated Voting Rights Entities

As of March 31, 2023, and December 31, 2022, the carrying value of investment securities included on our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was insignificant. Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investment securities.

Note 4 — Investment Securities

Our investment securities as of March 31, 2023, and December 31, 2022, are summarized as follows (in millions):

	March 31,	December 31,
	2023	2022
Seeded investment products:
Consolidated VIEs	$462.0	$334.3
Consolidated VREs	308.2	206.0
Unconsolidated VIEs and VREs	5.7	4.9
Separate accounts	52.6	29.7
Total seeded investment products	828.5	574.9
Investments related to deferred compensation plans	11.2	10.7
Other investments	10.5	10.3
Total investment securities	$850.2	$595.9

Trading Securities

Net unrealized gains (losses) on investment securities held as of March 31, 2023 and 2022, gross of noncontrolling interests, for the three months ended March 31, 2023 and 2022, are summarized as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Unrealized gains (losses) on investment securities held at period end	$17.6	$(32.2)

Investment Gains (Losses), Net

Investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2023 and 2022 (in millions):

	Three months ended
	March 31,
	2023	2022
Seeded investment products and hedges, net	$22.6	$(11.5)
Third-party ownership interests in seeded investment products	(8.6)	(20.1)
Long Tail Alpha investment	3.0	1.5
Deferred equity plan	—	(1.5)
Other	0.6	(0.6)
Investment gains (losses), net	$17.6	$(32.2)

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Cash Flows

Cash flows related to our investment securities for the three months ended March 31, 2023 and 2022, are summarized as follows (in millions):

	Three months ended March 31,
	2023			2022
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investment securities by consolidated seeded investment products	$(142.3)	$19.1	$(123.2)	$(3.9)	$16.9	$13.0
Investment securities	(113.2)	5.7	(107.5)	(40.5)	6.3	(34.2)

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

We were party to the following derivative instruments as of March 31, 2023, and  December 31, 2022 (in millions):

	Notional value
	March 31, 2023	December 31, 2022
Futures	$361.4	$196.8
Credit default swaps	157.1	115.1
Total return swaps	40.7	37.2
Foreign currency forward contracts and swaps	180.6	131.7

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income. The change in fair value of the derivative instruments for the three months ended March 31, 2023 and 2022, are summarized as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Futures	$(6.7)	$15.4
Credit default swaps	(1.9)	2.3
Total return swaps	(6.0)	7.4
Foreign currency forward contracts and swaps	4.5	(7.0)
Total gains (losses) from derivative instruments	$(10.1)	$18.1

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of March 31, 2023, and December 31, 2022, are summarized as follows (in millions):

	Fair value
	March 31, 2023	December 31, 2022
Derivative assets	$9.5	$5.3
Derivative liabilities	13.4	4.0

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to hedge seed investments. As of March 31, 2023, and December 31, 2022, the fair value of securities sold but not yet purchased was $1.5 million and $0.5 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income.

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

Our consolidated seeded investment products were party to the following derivative instruments as of March 31, 2023, and  December 31, 2022 (in millions):

	Notional value
	March 31, 2023	December 31, 2022
Futures	$308.7	$141.3
Credit default swaps	2.9	2.2
Total return swaps	10.0	10.4
Options	1.2	0.1
Foreign currency forward contracts and swaps	61.1	18.3

As of March 31, 2023, and December 31, 2022, the derivative assets and liabilities on our Condensed Consolidated Balance Sheets were insignificant.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program utilizes foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of March 31, 2023, and December 31, 2022, is summarized as follows (in millions):

	Notional value
	March 31, 2023	December 31, 2022
Foreign currency forward contracts and swaps	$76.4	$74.7

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2023, and December 31, 2022, the derivative assets and liabilities were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income (expenses), net on our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income (expenses), net on our Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2023 and 2022, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2023 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$514.5	$—	$—	$514.5
Investment securities:
Consolidated VIEs	306.2	150.8	5.0	462.0
Other investment securities	299.1	88.9	0.2	388.2
Total investment securities	605.3	239.7	5.2	850.2
Seed hedge derivatives	—	9.5	—	9.5
Derivatives used in consolidated seeded investment products	—	1.4	—	1.4
Derivatives used in foreign currency hedging program	—	0.7	—	0.7
Intech option agreement	—	—	0.4	0.4
Intech contingent consideration	—	—	12.0	12.0
Volantis contingent consideration	—	—	0.2	0.2
Total assets	$1,119.8	$251.3	$17.8	$1,388.9
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$1.1	$—	$1.1
Derivatives used in foreign currency hedging program	—	0.4	—	0.4
Securities sold, not yet purchased	1.5	—	—	1.5
Seed hedge derivatives	—	13.4	—	13.4
Long-term debt(1)	—	297.9	—	297.9
Deferred bonuses	—	—	60.0	60.0
Total liabilities	$1.5	$312.8	$60.0	$374.3

(1)	Carried at amortized cost and disclosed at fair value.

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of  December 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$688.4	$—	$—	$688.4
Investment securities:
Consolidated VIEs	275.4	54.0	4.9	334.3
Other investment securities	171.9	89.4	0.3	261.6
Total investment securities	447.3	143.4	5.2	595.9
Seed hedge derivatives	—	5.3	—	5.3
Derivatives used in consolidated seeded investment products	—	0.1	—	0.1
Derivatives used in foreign currency hedging program	—	0.4	—	0.4
Intech option agreement	—	—	0.8	0.8
Intech contingent consideration	—	—	12.1	12.1
Volantis contingent consideration	—	—	0.2	0.2
Total assets	$1,135.7	$149.2	$18.3	$1,303.2
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$0.6	$—	$0.6
Derivatives used in foreign currency hedging program	—	1.1	—	1.1
Securities sold, not yet purchased	0.5	—	—	0.5
Seed hedge derivatives	—	4.0	—	4.0
Long-term debt(1)	—	295.4	—	295.4
Deferred bonuses	—	—	46.5	46.5
Total liabilities	$0.5	$301.1	$46.5	$348.1

(1)	Carried at amortized cost and disclosed at fair value.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by seeded investment products; investments in advised mutual funds; cash equivalents; and securities sold, not yet purchased with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the net asset value (“NAV”), which is considered a quoted price in an active market.

Level 2 Fair Value Measurements

Our Level 2 fair value measurements consist mostly of consolidated seeded investment products, derivative instruments and our long-term debt. The fair value of consolidated seeded investment products is determined by the underlying securities of the product. The fair value of our long-term debt is determined using recent trading activity, which is considered a Level 2 input.

Level 3 Fair Value Measurements

Investment Securities

As of March 31, 2023, and December 31, 2022, certain securities within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Intech Option Agreement and Contingent Consideration

As of March 31, 2023, and December 31, 2022, the fair value of the option agreement was $0.4 million and $0.8 million, respectively, and the fair value of the contingent consideration was $12.0 million and $12.1 million, respectively. Significant unobservable inputs were used to value the call option and contingent consideration, including revenue estimates, discount rate and volatility.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products or cash. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Beginning of period fair value	$18.3	$8.8
Intech option agreement	—	3.9
Contingent consideration from sale of Intech	—	12.6
Fair value adjustments	(0.5)	(1.5)
Purchases of securities	—	(0.2)
Sales of securities	—	(0.3)
Foreign currency translation	—	(0.1)
End of period fair value	$17.8	$23.2

Changes in fair value of our individual Level 3 liabilities for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Three months ended March 31,
	2023	2022
	Deferred	Deferred
	bonuses	bonuses
Beginning of period fair value	$46.5	$50.5
Fair value adjustments	1.5	(1.6)
Vesting of deferred bonuses	(33.2)	(21.6)
Amortization of deferred bonuses	8.4	8.4
Foreign currency translation	1.0	(1.4)
Additions	35.8	—
End of period fair value	$60.0	$34.3

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

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the three months ended March 31, 2023 and 2022 (in millions):

				Foreign
	December 31,			currency	March 31,
	2022	Amortization	Disposal	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$—	$8.1	$2,054.6
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	—	0.7	69.6
Accumulated amortization	(60.7)	(0.5)	—	(0.8)	(62.0)
Net intangible assets	$2,414.7	$(0.5)	$—	$8.0	$2,422.2
Goodwill	$1,253.1	$—	$—	$16.6	$1,269.7

				Foreign
	December 31,			currency	March 31,
	2021	Amortization	Disposal	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$(7.8)	$2,107.0
Trademarks	366.7	—	(4.7)	—	362.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	0.1	83.7
Accumulated amortization	(107.2)	(1.9)	44.7	0.6	(63.8)
Net intangible assets	$2,542.7	$(1.9)	$(44.8)	$(7.1)	$2,488.9
Goodwill	$1,341.5	$—	$(7.0)	$(17.7)	$1,316.8

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

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2023 (remainder of year)	$1.2
2024	0.4
2025	0.4
2026	0.4
2027	0.4
Thereafter	4.8
Total	$7.6

Note 8 — Debt

Our debt as of March 31, 2023, and December 31, 2022, consisted of the following (in millions):

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$306.8	$297.9	$307.5	$295.4

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at March 31, 2023, of $6.8 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

At March 31, 2023, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). As a result of the phase-out of the London Interbank Offered Rate (“LIBOR”), our Credit Facility was amended to incorporate the SOFR as the successor rate to USD LIBOR and the SONIA as the successor rate to GBP LIBOR. We are required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is also based on our long-term credit rating. Under the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2023, we were in compliance with all covenants, and there were no outstanding borrowings, under the Credit Facility. The maturity date of the Credit Facility is February 16, 2024.

Note 9 — Income Taxes

Our effective tax rates for the three months ended March 31, 2023 and 2022, were as follows:

	Three months ended
	March 31,
	2023	2022
Effective tax rate	21.3%	26.8%

The effective tax rate for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was impacted by the change in noncontrolling interests.

As of March 31, 2023, we had $26.5 million of unrecognized tax benefits held for uncertain tax positions. We estimate that the existing liability for uncertain tax positions could decrease by up to $8.5 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2023, and December 31, 2022, consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Redeemable noncontrolling interests in:
Consolidated seeded investment products	$384.7	$233.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2023 and 2022 (in millions):

	Three months ended
	March 31,
	2023	2022
Opening balance	$233.9	$148.5
Changes in market value	8.6	(20.1)
Changes in ownership	140.2	22.2
Foreign currency translation	2.0	0.1
Closing balance	$384.7	$150.7

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2023, and December 31, 2022, were as follows (in millions):

	March 31,	December 31,
	2023	2022
Nonredeemable noncontrolling interests in:
Seed capital investments	$2.8	$2.8

Note 11 — Long-Term Incentive and Employee Compensation

The following table presents restricted stock and mutual fund awards granted during the three months ended March 31, 2023 (in millions):

Three months ended
March 31,
2023
Restricted stock	$60.1
Mutual fund awards	53.9
Total	$114.0

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three months ended March 31, 2023 and 2022, include the following (in millions):

	Three months ended
	March 31,
	2023	2022
Interest cost	$(6.8)	$(4.5)
Amortization of prior service cost	(0.1)	(0.1)
Expected return on plan assets	6.6	4.5
Net periodic benefit cost	$(0.3)	$(0.1)

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Three months ended March 31,
	2023			2022
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(577.3)	$(70.4)	$(647.7)	$(354.2)	$(32.8)	$(387.0)
Other comprehensive income (loss)	44.5	—	44.5	(47.8)	—	(47.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1	0.8	0.1	0.9
Total other comprehensive income (loss)	44.5	0.1	44.6	(47.0)	0.1	(46.9)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(3.2)	—	(3.2)	(0.2)	—	(0.2)
Ending balance	$(536.0)	$(70.3)	$(606.3)	$(401.4)	$(32.7)	$(434.1)

The components of other comprehensive loss, net of tax for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Three months ended March 31,
	2023			2022
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$41.5	$3.0	$44.5	$(49.0)	$1.2	$(47.8)
Reclassifications to net income	0.1	—	0.1	0.9	—	0.9
Total other comprehensive loss	$41.6	$3.0	$44.6	$(48.1)	$1.2	$(46.9)

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2023 and 2022 (in millions, except per share data):

	Three months ended
	March 31,
	2023	2022
Net income attributable to JHG	$87.4	$103.6
Allocation of earnings to participating stock-based awards	(2.4)	(2.6)
Net income attributable to JHG common shareholders	$85.0	$101.0

Weighted-average common shares outstanding — basic	160.2	164.0
Dilutive effect of nonparticipating stock-based awards	0.2	0.5
Weighted-average common shares outstanding — diluted	160.4	164.5

Earnings per share:
Basic (two class)	$0.53	$0.62
Diluted (two class)	$0.53	$0.61

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the three months ended March 31, 2023:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023

On  May 2, 2023, our Board of Directors declared a $0.39 per share dividend for the first quarter 2023. The quarterly dividend will be paid on May 31, 2023, to shareholders of record at the close of business on May 15, 2023.

Note 15 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (“Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after  September 9, 2016. On January 10, 2023, in response to defendants' motion to dismiss filed on November 23, 2022, an amended complaint was filed against the same defendants. The amended complaint names two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, through September 9, 2022, among other things, defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options; (ii) retaining Janus Henderson funds despite their alleged underperformance; and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On February 9, 2023, defendants filed an amended motion to dismiss the amended complaint. On March 13, 2023, plaintiffs filed an opposition to the amended motion to dismiss. Defendants filed their reply to plaintiffs' opposition on March 28, 2023. A ruling on the amended motion to dismiss is pending. Janus US Holdings believes the claims asserted in the amended complaint are without merit and intends to vigorously defend against these claims.

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, increasing interest rates and inflation, volatility or disruption in financial markets, our investment performance as compared to third-party benchmarks or competitive products, redemptions and other withdrawals from the funds and accounts we manage, and other risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

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

Charters for the Audit Committee, Human Capital and Compensation Committee, Risk Committee, and Governance and Nominations Committee of our Board of Directors, as well as our Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics for Senior Financial Officers (our “Senior Officer Code”) are posted on our Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by the SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code or our Code of Business Conduct and any waivers thereof for directors or executive officers. The information on our website is not incorporated by reference into this report.

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

Revenue

Revenue primarily consists of management fees and performance fees. Management fees are generally based on a percentage of the market value of our assets under management (“AUM”) and are calculated using either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on our operating results. Additionally, our AUM may outperform or underperform the financial markets and, therefore, may fluctuate in varying degrees from that of the general market.

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

First QUARTER 2023 SUMMARY

First Quarter 2023 Highlights

●	Solid long-term investment performance, with 67%, 70%, 67% and 84% of our AUM outperforming relevant benchmarks on a one-, three-, five- and 10-year basis, respectively, as of March 31, 2023.

●	AUM increased to $310.5 billion, up 8.1% from December 31, 2022, due to market performance, net inflows and U.S. dollar depreciation.

●

Net inflows of $5.5 billion reflects mandate wins from sophisticated institutional clients across several Equity and Fixed Income investment strategies and improved net outflows in our Intermediary and Self-directed channels.

●	First quarter 2023 diluted earnings per share was $0.53, or $0.55 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	On May 2, 2023, our Board of Directors declared a $0.39 per share dividend for the first quarter 2023.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the first quarter 2023 was $495.8 million, a decrease of $124.2 million, or (20%), compared to the first quarter 2022. Key drivers of the decrease include the following:

●	A decline of $99.4 million in management fees primarily due to a decline in average AUM compared to the first quarter 2022.

Total operating expenses for the first quarter 2023 were $395.4 million, a decrease of $67.2 million, or (15%), compared to operating expenses in the first quarter 2022. Key drivers of the decrease include the following:

●	A decrease of $29.8 million in distribution expenses primarily due to a decline in average AUM compared to the first quarter 2022.

●	A decrease of $24.3 million in employee compensation and benefits primarily due to lower variable compensation charges as a result of a decline in operating income.

Operating income for the first quarter 2023 was $100.4 million, a decrease of $57.0 million, or (36%), compared to the first quarter 2022, primarily as a result of lower revenue. Our operating margin was 20.3% in the first quarter 2023 compared to 25.4% in the first quarter 2022.

Net income attributable to JHG for the first quarter 2023 was $87.4 million, a decrease of $16.2 million, or (16%), compared to the first quarter 2022. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the decrease include the following:

●

A favorable increase of $49.8 million in investment gain (losses), net, partially offset by a decline of $28.7 million in net loss (income) attributable to noncontrolling interests in the first quarter 2023 compared to the first quarter 2022. Movements in investment gain (losses), net and net loss (income) attributable to noncontrolling interests are primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments and the consolidation of third-party ownership interests in seeded investment products.

●

An improvement of $14.9 million in other non-operating income (expenses), net due to a loss related to the sale of Intech, recognized in the first quarter 2022, and an increase in interest income primarily due to higher interest rates on cash balances.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2023:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	71%	57%	52%	77%
Fixed Income	27%	87%	89%	95%
Multi-Asset	94%	98%	96%	99%
Alternatives	69%	99%	100%	100%
Total	67%	70%	67%	84%

Assets Under Management

Our AUM as of March 31, 2023, was $310.5 billion, an increase of $23.2 billion, or 8.1%, from December 31, 2022, driven primarily by positive market movements of $16.4 billion and net sales of $5.5 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended March 31, 2023, the USD weakened against GBP and EUR and strengthened against AUD, resulting in a $1.3 billion increase in our AUM. As of March 31, 2023, approximately 31.4% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three months ended March 31, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$171.3	$10.7	$(7.4)	$3.3	$12.9	$1.0	$—	$188.5
Fixed Income	59.8	7.3	(3.7)	3.6	1.5	0.1	—	65.0
Multi-Asset	45.5	1.0	(1.8)	(0.8)	2.0	0.1	—	46.8
Alternatives	10.7	0.5	(1.1)	(0.6)	—	0.1	—	10.2
Total	$287.3	$19.5	$(14.0)	$5.5	$16.4	$1.3	$—	$310.5

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$244.3	$8.5	$(12.3)	$(3.8)	$(19.2)	$(1.3)	$1.3	$221.3
Fixed Income	79.6	6.0	(6.0)	—	(3.8)	(0.3)	—	75.5
Multi-Asset	59.7	2.3	(4.5)	(2.2)	(3.5)	(0.1)	—	53.9
Alternatives	10.7	0.9	(1.1)	(0.2)	—	(0.2)	—	10.3
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Total	$432.3	$17.9	$(29.8)	$(11.9)	$(29.1)	$(2.0)	$(28.3)	$361.0

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Disposals relate to the sale of Intech, and reclassifications relate to a reclassification of existing funds from Quantitative Equities to Equities.

Our AUM and flows by client type for the three months ended March 31, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$162.0	$9.9	$(10.6)	$(0.7)	$8.7	$1.0	$—	$171.0
Institutional	61.0	9.2	(2.3)	6.9	2.4	0.2	—	70.5
Self-directed	64.3	0.4	(1.1)	(0.7)	5.3	0.1	—	69.0
Total	$287.3	$19.5	$(14.0)	$5.5	$16.4	$1.3	$—	$310.5

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	March 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$215.0	$14.0	$(15.8)	$(1.8)	$(13.8)	$(1.3)	$(0.9)	$197.2
Institutional	127.2	3.3	(12.4)	(9.1)	(7.8)	(0.6)	(27.4)	82.3
Self-directed	90.1	0.6	(1.6)	(1.0)	(7.5)	(0.1)	—	81.5
Total	$432.3	$17.9	$(29.8)	$(11.9)	$(29.1)	$(2.0)	$(28.3)	$361.0

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Disposals relate to the sale of Intech, and reclassifications relate to a reclassification of existing funds from Quantitative Equities to Equities.

Average Assets Under Management

The following table presents our average AUM by capability for the three months ended March 31, 2023 and 2022 (in billions):

	Three months ended		Three months ended
	March 31,		March 31,
By capability:	2023	2022	2023 vs. 2022
Equities	$184.0	$222.9	(17)%
Fixed Income	63.5	77.5	(18)%
Multi-Asset	46.5	54.5	(15)%
Alternatives	10.5	10.6	(1)%
Quantitative Equities	—	31.2	n/m *
Total	$304.5	$396.7	(23)%

* n/m — Not meaningful.

Closing Assets Under Management

The following table presents the closing AUM by client location as of March 31, 2023 and 2022 (in billions):

	Closing AUM	Closing AUM
	March 31,	March 31,
By client location:	2023	2022
North America	$180.1	$207.6
EMEA and Latin America	96.4	116.4
Asia Pacific	34.0	37.0
Total	$310.5	$361.0

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Three months ended
	March 31,		March 31,
	2023	2022	2023 vs. 2022
Revenue (in millions):
Management fees	$414.6	$514.0	(19)%
Performance fees	(14.9)	(8.4)	(77)%
Shareowner servicing fees	51.5	62.4	(17)%
Other revenue	44.6	52.0	(14)%
Total revenue	$495.8	$620.0	(20)%

Management fees

Management fees decreased by $99.4 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decline in average AUM.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three months ended March 31, 2023 and 2022 (in millions):

	Three months ended
	March 31,
	2023	2022
Performance fees (in millions):
SICAVs	$(0.1)	$—
Absolute return funds and other funds	0.1	5.7
Segregated mandates	0.1	(0.1)
U.S. mutual funds	(15.0)	(14.0)
Total performance fees	$(14.9)	$(8.4)

For the three months ended March 31, 2023, performance fees decreased $6.5 million when compared to the three months ended March 31, 2022, primarily due to a decline in the performance of absolute return funds and other funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees, which are driven by AUM. For the three months ended March 31, 2023, shareowner servicing fees decreased by $10.9 million when compared to the three months ended March 31, 2022, primarily due to a decline in average AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. For the three months ended March 31, 2023, other revenue decreased $7.4 million when compared to the three months ended March 31, 2022, primarily due to a decline in average AUM.

Operating Expenses

	Three months ended		Three months ended
	March 31,		March 31,
	2023	2022	2023 vs. 2022
Operating expenses (in millions):
Employee compensation and benefits	$140.3	$164.6	(15)%
Long-term incentive plans	55.5	51.4	8%
Distribution expenses	112.0	141.8	(21)%
Investment administration	11.6	14.8	(22)%
Marketing	8.8	7.4	19%
General, administrative and occupancy	61.1	73.1	(16)%
Depreciation and amortization	6.1	9.5	(36)%
Total operating expenses	$395.4	$462.6	(15)%

Employee compensation and benefits

Employee compensation and benefits decreased by $24.3 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease of $13.7 million in variable compensation, mainly due to a lower annual bonus pool and other variable compensation, favorable foreign currency translation of $5.3 million and a $5.1 million decline in fixed compensation due to lower headcount, partially offset by $1.9 million of base-pay increases.

Long-term incentive plans

Long-term incentive plan expenses increased by $4.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $14.8 million increase driven by market appreciation related to mutual fund share awards and certain long-term incentive awards. This increase was partially offset by a decrease of $8.9 million due to the roll-off of vested awards and the acceleration of expense related to departed employees exceeding the roll-on of new awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased by $29.8 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decline in average AUM subject to distribution expenses.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, decreased by $3.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $2.4 million reduction in fund accounting and administration expenses.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $12.0 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $6.1 million reduction in consultancy fees related to certain project costs, a $2.5 million decrease in market data expenses and favorable foreign currency translation of $2.4 million.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.4 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $1.3 million decrease in the amortization of prepaid commissions and a $1.2 million reduction in the amortization of intangible assets resulting from the sale of Intech, which was recognized during the first quarter 2022.

Non-Operating Income and Expenses

	Three months ended
	March 31,
	2023	2022
Non-operating income and expenses (in millions):
Interest expense	$(3.1)	$(3.2)
Investment gains (losses), net	17.6	(32.2)
Other non-operating income (expenses), net	7.1	(7.8)
Income tax provision	(26.0)	(30.7)

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$22.6	$(11.5)
Third-party ownership interests in seeded investment products	(8.6)	(20.1)
Long Tail Alpha investment	3.0	1.5
Deferred equity plan	—	(1.5)
Other	0.6	(0.6)
Investment gains (losses), net	$17.6	$(32.2)

Investment gains (losses), net moved favorably by $49.8 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Movements in investment gains (losses), net are primarily due to fair value adjustments in relation to our seeded investment products and the consolidation of third-party ownership interests in seeded investment products.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income (expenses), net

Other non-operating income (expenses), net improved $14.9 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The improvement was primarily due to a loss of $9.1 million related to the sale of Intech, which was recognized in the first quarter 2022, and a $6.4 million increase in interest income primarily due to higher interest rates on cash balances.

Income tax provision

Our effective tax rates for the three months ended March 31, 2023 and 2022, were as follows:

	Three months ended
	March 31,
	2023	2022
Effective tax rate	21.3%	26.8%

The effective tax rate for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was impacted by the change in noncontrolling interests.

Net loss (income) attributable to noncontrolling interests

The components of net loss (income) attributable to noncontrolling interests for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Net loss (income) attributable to noncontrolling interests (in millions):
Consolidated seeded investment products	$(8.6)	$20.1

Net loss (income) attributable to noncontrolling interests declined by $28.7 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Movements in net loss attributable to noncontrolling interests primarily relate to third-party ownership interests in consolidated seeded investment products and fair value adjustments in relation to our seeded investment products.

Outlook for the Remainder of 2023

We have maintained continuous cost discipline balanced with strategic investments in our business and we are on track to attain approximately $40 million to $45 million in gross-cost efficiencies. The gross-cost efficiencies will be offset by investments in our business and infrastructure to fuel growth, referred to as Fuel for Growth. Lower first quarter 2023 non-compensation expenses are temporary as Fuel for Growth cost savings have occurred sooner than the reinvestment in the business. Going forward, we anticipate non-compensation expenses to increase reflecting areas of opportunity we discussed last quarter, including marketing and advertising in our U.S. intermediary business and investments supporting our other strategic initiatives. Additionally, we expect to start amortizing capitalized costs related to the order management system transformation project through the general, administrative and occupancy line on our Condensed Consolidated Statements of Comprehensive Income after the project goes live in the second quarter 2023.

Full-year 2023 expectations are listed below:

●	Aggregate negative performance fees for the full-year 2023 are expected to be at the unfavorable end of the range of $35 million to $45 million, at current investment performance.

●	Adjusted compensation to revenue ratio is expected to be in the mid-40s, on a percentage basis.

●	Adjusted non-compensation operating expenses percentage annual growth rate is expected to be in the mid- to high-single digits.

●	Statutory tax rate is expected to be 24% to 26%.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended March 31, 2023 and 2022 (in millions, except per share and operating margin data):

	Three months ended
	March 31,
	2023	2022
Reconciliation of revenue to adjusted revenue
Revenue	$495.8	$620.0
Management fees	(40.8)	(57.0)
Shareowner servicing fees	(42.3)	(52.2)
Other revenue	(28.9)	(32.6)
Adjusted revenue(1)	$383.8	$478.2
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$395.4	$462.6
Employee compensation and benefits(2)	(1.2)	—
Long-term incentive plans(2)	(2.5)	(13.0)
Distribution expenses(1)	(112.0)	(141.8)
General, administrative and occupancy(2)	(1.0)	(6.5)
Depreciation and amortization(3)	(0.5)	(1.9)
Adjusted operating expenses	$278.2	$299.4
Adjusted operating income	105.6	178.8
Operating margin(4)	20.3%	25.4%
Adjusted operating margin(5)	27.5%	37.4%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$87.4	$103.6
Employee compensation and benefits(2)	1.2	—
Long-term incentive plans(2)	2.5	13.0
General, administrative and occupancy(2)	1.0	6.5
Depreciation and amortization(3)	0.5	1.9
Other non-operating income (expenses), net(6)	—	7.5
Income tax provision(7)	(1.3)	(6.7)
Adjusted net income attributable to JHG	91.3	125.8
Less: allocation of earnings to participating stock-based awards	(2.5)	(3.2)
Adjusted net income attributable to JHG common shareholders	$88.8	$122.6
Weighted-average common shares outstanding — diluted (two class)	160.4	164.5
Diluted earnings per share (two class)(8)	$0.53	$0.61
Adjusted diluted earnings per share (two class)(9)	$0.55	$0.75

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

(2)

Adjustments for the three months ended March 31, 2023, consist primarily of the acceleration of long-term incentive plan expense related to the departure of certain employees and rent expense for subleased office space. Adjustments for the three months ended March 31, 2022, consist primarily of long-term incentive plan expense associated with accelerated vesting of awards related to the retirement of our CEO and CIO, deal costs associated with the sale of Intech and rent expense for subleased office space. JHG management believes these costs are not representative of our ongoing operations.

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

(6)

Adjustments for the three months ended March 31, 2022, consist primarily of a one-time charge related to the sale of Intech. JHG management believes this cost is not representative of our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of March 31, 2023, and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents held by the Company	$829.4	$1,156.5
Investment securities held by the Company	$462.7	$359.1
Fees and other receivables	$263.3	$252.9
Debt	$306.8	$307.5

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £204.2 million ($252.5 million), resulting in £211.9 million ($262.0 million) of capital above the requirement as of March 31, 2023, based upon internal calculations and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

Common Stock Purchases

On May 3, 2022, the Board of Directors approved an on-market share buyback program (“2022 Corporate Buyback Program”), pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) at any time prior to the date of our 2023 Annual General Meeting of Shareholders. We repurchased shares under the 2022 Corporate Buyback Program in May and June of 2022. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the remaining months of 2022 or the three months ended March 31, 2023.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by using existing shares of common stock that we repurchased on-market (“Share Plan Repurchases”). These repurchases are in addition to the repurchases under the 2022 Corporate Buyback Program discussed above. As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the three months ended March 31, 2023, our Share Plan Repurchases totaled 2,109,447 shares at an average price of $27.64.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2023, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023

On May 2, 2023, our Board of Directors declared a $0.39 per share dividend for the first quarter 2023. The quarterly dividend will be paid on May 31, 2023, to shareholders of record at the close of business on May 15, 2023.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of March 31, 2023, include principal and interest payments related to the 2025 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

As of December 31, 2022, our defined benefit pension plan had a net retirement asset of $94.9 million.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have a $4.5 million unfunded loan commitment with Intech, which is not reflected in our condensed consolidated financial statements. Refer to Note 2 — Dispositions for further information on the loan commitment.

Other Sources of Liquidity

At March 31, 2023, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is February 16, 2024. Additionally, as a result of LIBOR’s phase-out, our credit facility was amended to incorporate other short-term borrowing rates. Specifically, the SOFR was designated as the successor rate to USD LIBOR, and the SONIA was designated as the successor rate to GBP LIBOR.

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

Cash Flows

Cash flow data for the three months ended March 31, 2023 and 2022, was as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Cash flows provided by (used for):
Operating activities	$(108.2)	$(57.5)
Investing activities	(235.1)	(16.9)
Financing activities	13.8	(214.8)
Effect of exchange rate changes on cash and cash equivalents	15.4	(16.0)
Net change in cash and cash equivalents	(314.1)	(305.2)
Cash balance at beginning of period	1,176.4	1,118.6
Cash balance at end of period	$862.3	$813.4

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments. Cash outflows from operating activities for the three months ended March 31, 2023 and 2022, were also driven by the payout of annual incentive compensation and related taxes.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2023 and 2022, was as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Purchases of investment securities, net	$(107.5)	$(34.2)
Sales (purchases) of investment securities by consolidated seeded investment products, net	(123.2)	13.0
Purchases of property, equipment and software	(2.0)	(2.9)
Cash received (paid) on settled seed capital hedges, net	(3.1)	11.7
Long-term note with Intech	—	(10.0)
Proceeds from sale of Intech	—	5.0
Dividends received from equity-method investments	0.7	0.5
Cash used for investing activities	$(235.1)	$(16.9)

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding, in a product. The primary purpose of seeded investment products is to generate an investment performance track record in these products and leverage that track record to attract third-party investors. We may redeem our seed capital investments for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy. The cash associated with seeding and redeeming seeded investment products is reflected in the above table as purchases of investment securities, net.

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

The transactions discussed above represent a majority of the activity within investing activities on our Condensed Consolidated Statements of Cash Flows.

Financing Activities

Cash provided by (used for) financing activities for the three months ended March 31, 2023 and 2022, was as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Dividends paid to shareholders	$(64.7)	$(64.3)
Third-party sales (purchases) in consolidated seeded investment products, net	136.2	(11.7)
Purchase of common stock for stock-based compensation plans	(57.5)	(94.5)
Purchase of common stock for share buyback program	—	(43.3)
Proceeds from stock-based compensation plans	—	0.5
Other	(0.2)	(1.5)
Cash provided by (used for) financing activities	$13.8	$(214.8)

The majority of the cash flows within financing activities are driven by the payment of dividends to shareholders, and purchases of common stock as part of the Corporate Buyback Program and for stock-based compensation plans. We did not repurchase any shares as part of the Corporate Buyback Program during the three months ended March 31, 2023.

Third-party sales (purchases) in consolidated seeded investment products, net is another significant driver of cash flows within financing activities. This activity represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a sale.

CRITICAL ACCOUNTING ESTIMATES

We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.   Controls and Procedures

As of March 31, 2023, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our Chief Executive Officer, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 15 — Commitments and Contingencies.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, could have a material adverse effect on our financial condition, results of operations and value of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On May 3, 2022, the Board of Directors approved the 2022 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock on the NYSE and CDIs on the ASX at any time prior to the date of our 2023 Annual General Meeting of Shareholders. We commenced repurchases under the 2022 Corporate Buyback Program in May 2022. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the three months ended March 31, 2023.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (Share Plan Repurchases). During the first quarter 2023, we purchased 2,109,447 shares on-market for $58.3 million in satisfaction of employee awards and entitlements.

The following is a summary of our common stock repurchases by month during the three months ended March 31, 2023.

	Total		Total number of shares	Approximate U.S. dollar value
	number of	Average	purchased as part of	of shares that may yet
	shares	price paid per	publicly announced	be purchased under the
Period	purchased	share	programs	programs (end of month, in millions)
January 1, 2023, through January 31, 2023	3,592	25.51	—	$144
February 1, 2023, through February 28, 2023	1,141,168	28.31	—	$144
March 1, 2023, through March 31, 2023	964,687	26.84	—	$144
Total	2,109,447	$27.64	—

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

Date: May 3, 2023

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan Hughes
Brennan Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)