Form 10-Q
period 2023-06-30
JANUS HENDERSON GROUP PLC
filed 2023-08-02
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 165,657,905 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

JANUS HENDERSON GROUP PLC

2023 FORM 10‑Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$996.9	$1,162.3
Investments	312.0	261.6
Fees and other receivables	246.9	252.9
OEIC and unit trust receivables	105.0	65.7
Assets of consolidated VIEs:
Cash and cash equivalents	27.5	14.1
Investments	464.1	334.3
Other current assets	8.1	3.6
Other current assets	132.2	120.3
Total current assets	2,292.7	2,214.8
Non-current assets:
Property, equipment and software, net	48.3	51.8
Intangible assets, net	2,430.3	2,414.7
Goodwill	1,287.3	1,253.1
Retirement benefit asset, net	104.4	97.9
Other non-current assets	225.2	205.5
Total assets	$6,388.2	$6,237.8

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$212.5	$232.6
Current portion of accrued compensation, benefits and staff costs	176.8	300.8
OEIC and unit trust payables	112.4	72.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	5.0	4.3
Total current liabilities	506.7	610.5

Non-current liabilities:
Accrued compensation, benefits and staff costs	29.9	46.9
Long-term debt	306.0	307.5
Deferred tax liabilities, net	578.9	574.6
Retirement benefit obligations, net	3.0	3.0
Other non-current liabilities	92.1	98.8
Total liabilities	1,516.6	1,641.3

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	389.8	233.9

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 165,657,905 and 165,657,905 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	248.5	248.5
Additional paid-in capital	3,687.1	3,706.6
Treasury shares, 43,564 and 312,469 shares held at June 30, 2023, and December 31, 2022, respectively	(1.1)	(8.3)
Accumulated other comprehensive loss, net of tax	(564.1)	(647.7)
Retained earnings	1,108.6	1,060.7
Total shareholders’ equity	4,479.0	4,359.8
Nonredeemable noncontrolling interests	2.8	2.8
Total equity	4,481.8	4,362.6
Total liabilities, redeemable noncontrolling interests and equity	$6,388.2	$6,237.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Management fees	$423.5	$453.6	$838.1	$967.6
Performance fees	(5.9)	(3.4)	(20.8)	(11.8)
Shareowner servicing fees	53.3	56.3	104.8	118.7
Other revenue	45.6	49.0	90.2	101.0
Total revenue	516.5	555.5	1,012.3	1,175.5
Operating expenses:
Employee compensation and benefits	147.7	145.0	288.0	309.6
Long-term incentive plans	37.6	40.7	93.1	92.1
Distribution expenses	114.6	127.8	226.6	269.6
Investment administration	11.1	10.3	22.7	25.1
Marketing	9.3	7.8	18.1	15.2
General, administrative and occupancy	72.2	72.3	133.3	145.4
Depreciation and amortization	6.1	7.7	12.2	17.2
Total operating expenses	398.6	411.6	794.0	874.2
Operating income:	117.9	143.9	218.3	301.3
Interest expense	(3.2)	(3.2)	(6.3)	(6.4)
Investment gains (losses), net	6.9	(109.4)	24.5	(141.6)
Other non-operating income (expenses), net	7.0	0.6	14.1	(7.2)
Income before taxes	128.6	31.9	250.6	146.1
Income tax provision	(28.2)	(36.7)	(54.2)	(67.4)
Net income (loss)	100.4	(4.8)	196.4	78.7
Net loss (income) attributable to noncontrolling interests	(10.6)	101.0	(19.2)	121.1
Net income attributable to JHG	$89.8	$96.2	$177.2	$199.8

Earnings per share attributable to JHG common shareholders:
Basic	$0.54	$0.58	$1.07	$1.19
Diluted	$0.54	$0.57	$1.07	$1.19
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$40.5	$(177.8)	$85.0	$(224.8)
Actuarial gains	0.1	0.1	0.2	0.2
Other comprehensive income (loss), net of tax	40.6	(177.7)	85.2	(224.6)
Other comprehensive loss (income) attributable to noncontrolling interests	1.6	23.6	(1.6)	23.4
Other comprehensive income (loss) attributable to JHG	$42.2	$(154.1)	$83.6	$(201.2)
Total comprehensive income (loss)	$141.0	$(182.5)	$281.6	$(145.9)
Total comprehensive loss (income) attributable to noncontrolling interests	(9.0)	124.6	(20.8)	144.5
Total comprehensive income (loss) attributable to JHG	$132.0	$(57.9)	$260.8	$(1.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Six months ended
	June 30,
	2023	2022
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$196.4	$78.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.2	17.2
Deferred income taxes	1.0	8.3
Stock-based compensation plan expense	42.9	45.8
Loss on sale of Intech	-	9.1
Investment losses (gains), net	(24.5)	141.6
Contributions to pension plans in excess of costs recognized	(0.9)	0.2
Other, net	(2.5)	9.6
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	0.3	(1.1)
Other assets	15.0	25.5
Other accruals and liabilities	(176.7)	(229.5)
Net operating activities	63.2	105.4
Investing activities:
Sales (purchases) of:
Investments, net	(79.2)	3.7
Property, equipment and software	(6.5)	(7.5)
Investments by consolidated seeded investment products, net	(163.0)	24.6
Cash received (paid) on settled seed capital hedges, net	(9.3)	44.9
Dividends received from equity method investments	0.7	0.5
Long-term note with Intech	(1.0)	(12.0)
Proceeds from sale of Intech	-	5.0
Receipt of contingent consideration payments from sale of subsidiaries	0.2	-
Net investing activities	(258.1)	59.2
Financing activities:
Proceeds from stock-based compensation plans	2.3	2.2
Purchase of common stock for stock-based compensation plans	(57.5)	(97.0)
Purchase of common stock for share buyback program	-	(98.9)
Dividends paid to shareholders	(129.3)	(129.8)
Revolving credit facility issuance costs	(1.0)	-
Distributions to noncontrolling interests	-	(1.0)
Third-party sales (purchases) in consolidated seeded investment products, net	201.6	(25.4)
Principal payments under capital lease obligations	(0.4)	(0.8)
Net financing activities	15.7	(350.7)
Cash and cash equivalents:
Effect of foreign exchange rate changes	27.2	(58.8)
Net change	(152.0)	(244.9)
At beginning of period	1,176.4	1,118.6
At end of period	$1,024.4	$873.7
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$56.0	$92.8
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$996.9	$863.1
Cash and cash equivalents held in consolidated VIEs	27.5	10.6
Total cash and cash equivalents	$1,024.4	$873.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended June 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at April 1, 2023	165.7	$248.5	$3,663.4	$(1.1)	$(606.3)	$1,083.4	$2.8	$4,390.7
Net income	—	—	—	—	—	89.8	—	89.8
Other comprehensive income	—	—	—	—	42.2	—	—	42.2
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(64.6)	—	(64.6)
Purchase of common stock for stock-based compensation plans	—	—	0.3	(0.3)	—	—	—	(0.0)
Vesting of stock-based compensation plans	—	—	(0.2)	0.3	—	—	—	0.1
Stock-based compensation plan expense	—	—	21.3	—	—	—	—	21.3
Proceeds from stock-based compensation plans	—	—	2.3	—	—	—	—	2.3
Balance at June 30, 2023	165.7	$248.5	$3,687.1	$(1.1)	$(564.1)	$1,108.6	$2.8	$4,481.8

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended June 30, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at April 1, 2022	167.8	$251.7	$3,684.9	$(40.3)	$(434.1)	$1,039.5	$2.8	$4,504.5
Net income	—	—	—	—	—	96.2	—	96.2
Other comprehensive loss	—	—	—	—	(154.1)	—	—	(154.1)
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(65.5)	—	(65.5)
Purchase of common stock from share buyback program	(2.1)	(3.2)	—	—	—	(52.4)	—	(55.6)
Purchase of common stock for stock-based compensation plans	—	—	(2.3)	(0.2)	—	—	—	(2.5)
Vesting of stock-based compensation plans	—	—	(34.6)	34.6	—	—	—	—
Stock-based compensation plan expense	—	—	23.9	—	—	—	—	23.9
Proceeds from stock-based compensation plans	—	—	1.7	—	—	—	—	1.7
Balance at June 30, 2022	165.7	$248.5	$3,673.6	$(5.9)	$(588.2)	$1,017.8	$2.8	$4,348.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Six months ended June 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2023	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	177.2	—	177.2
Other comprehensive loss	—	—	—	—	83.6	—	—	83.6
Dividends paid to shareholders ($0.78 per share)	—	—	—	—	—	(129.3)	—	(129.3)
Purchase of common stock for stock-based compensation plans	—	—	(57.0)	(0.5)	—	—	—	(57.5)
Vesting of stock-based compensation plans	—	—	(7.7)	7.7	—	—	—	—
Stock-based compensation plan expense	—	—	42.9	—	—	—	—	42.9
Proceeds from stock-based compensation plans	—	—	2.3	—	—	—	—	2.3
Balance at June 30, 2023	165.7	$248.5	$3,687.1	$(1.1)	$(564.1)	$1,108.6	$2.8	$4,481.8

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Six months ended June 30, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2022	169.0	$253.6	$3,771.8	$(55.1)	$(387.0)	$1,040.2	$15.4	$4,638.9
Net income	—	—	—	—	—	199.8	—	199.8
Other comprehensive loss	—	—	—	—	(201.2)	—	—	(201.2)
Dividends paid to shareholders ($0.77 per share)	—	—	—	—	—	(129.8)	—	(129.8)
Purchase of common stock from share buyback program	(3.3)	(5.1)	—	—	—	(93.8)	—	(98.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(96.4)	(0.6)	—	—	—	(97.0)
Vesting of stock-based compensation plans	—	—	(49.8)	49.8	—	—	—	—
Stock-based compensation plan expense	—	—	45.8	—	—	—	—	45.8
Proceeds from stock-based compensation plans	—	—	2.2	—	—	—	—	2.2
Balance at June 30, 2022	165.7	$248.5	$3,673.6	$(5.9)	$(588.2)	$1,017.8	$2.8	$4,348.6

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

The following tables present line items for the financial statements for the three- and six-month periods ended June 30, 2022, and the three-month period ended March 31, 2022, that were affected by the revisions. For these line items, the table details the amounts as previously reported, the impact upon those line items due to the revisions and the amounts as currently revised within the financial statements. The impact of the revisions on the Consolidated Balance Sheets as of June 30, 2022, was immaterial. Also, the revisions did not impact net operating activities, investing activities and financing activities on our Consolidated Statements of Cash Flows for any impacted period.

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022, is as follows (in millions, except per share data):

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

The impact of the error on the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2022, is as follows (in millions, except per share data):

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

Note 2 — Dispositions

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech Investment Management LLC (“Intech”), to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). On March 31, 2022, the Management Buyout closed, and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income (expenses), net in our Condensed Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout.

The terms of the transaction also included a $20.0 million seven-year term note subject to two tranches. Intech borrowed the first tranche of $10.0 million at closing while the second tranche of $10.0 million is available to Intech, subject to certain restrictions. The outstanding principal on the note receivable was $15.9 million as of June 30, 2023, which includes $0.9 million of accrued interest. The first tranche of the term note pays interest at 5.5%, while the second tranche pays interest at 6.0%.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of June 30, 2023, and December 31, 2022, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

As of June 30, 2023, and December 31, 2022, the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs was insignificant. Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded on our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	June 30,	December 31,
	2023	2022
Investments	$242.2	$206.0
Cash and cash equivalents	30.9	5.8
Other current assets	12.1	1.8
Accounts payable and accrued liabilities	(1.6)	(1.0)
Total	$283.6	$212.6
Redeemable noncontrolling interests in consolidated VREs	(89.2)	(35.1)
JHG's net interest in consolidated VREs	$194.4	$177.5

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

Unconsolidated Voting Rights Entities

As of June 30, 2023, and December 31, 2022, the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs was insignificant. Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 4 — Investments

Our investments as of June 30, 2023, and December 31, 2022, are summarized as follows (in millions):

	June 30,	December 31,
	2023	2022
Current investments:
Seeded investment products:
Consolidated VIEs	$464.1	$334.3
Consolidated VREs	242.2	206.0
Unconsolidated VIEs and VREs	8.6	4.9
Separately managed accounts	41.1	29.7
Total seeded investment products	756.0	574.9
Investments related to deferred compensation plans	11.5	10.7
Other investments	8.6	10.3
Total current investments	$776.1	$595.9
Non-current investments:
Equity method investments	31.5	18.7
Total investments	$807.6	$614.6

Net unrealized gains (losses) on investments held as of June 30, 2023 and 2022, gross of noncontrolling interests, for the three and six months ended June 30, 2023 and 2022, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Unrealized gains (losses) on investments held at period end	$6.7	$(109.4)	$20.5	$(141.6)

Investment Gains (Losses), Net

Investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Seeded investment products and hedges, net	$9.6	$(6.7)	$15.0	$(18.2)
Third-party ownership interests in seeded investment products	10.6	(101.0)	19.2	(121.1)
Equity method investments	(14.5)	0.2	(11.5)	1.7
Other	1.2	(1.9)	1.8	(4.0)
Investment gains (losses), net	$6.9	$(109.4)	$24.5	$(141.6)

Investment gains (losses), net for the three and six months ended June 30, 2023, includes a $12.5 million correction of previously recognized earnings associated with an equity method investment.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

On June 1, 2023, we announced and closed a newly formed and funded joint venture, Privacore Capital ("Privacore"), an open-architecture distributor and trusted consultant for alternative investment products tailored to Private Wealth clients. Upon closing, we made a capital contribution of $25 million. We hold a 49% interest in Privacore and account for this investment under the equity method. We also hold a 20% interest in LongTail Alpha LLC and account for this investment under the equity method.

Cash Flows

Cash flows related to our investments for the six months ended June 30, 2023 and 2022, are summarized as follows (in millions):

	Six months ended June 30,
	2023			2022
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(204.8)	$41.8	$(163.0)	$(8.5)	$33.1	$24.6
Investments	(143.2)	64.0	(79.2)	(40.5)	44.2	3.7

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

We were party to the following derivative instruments as of June 30, 2023, and  December 31, 2022 (in millions):

	Notional value
	June 30, 2023	December 31, 2022
Futures	$626.1	$196.8
Credit default swaps	125.2	115.1
Total return swaps	39.8	37.2
Foreign currency forward contracts and swaps	189.2	131.7

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. The change in fair value of the derivative instruments for the three and six months ended June 30, 2023 and 2022, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Futures	$3.6	$21.6	$(3.1)	$37.0
Credit default swaps	(0.6)	3.3	(2.5)	5.6
Total return swaps	(5.7)	28.8	(11.7)	36.2
Foreign currency forward contracts and swaps	4.3	(2.5)	8.8	(9.5)
Total gains (losses) from derivative instruments	$1.6	$51.2	$(8.5)	$69.3

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of June 30, 2023, and December 31, 2022, are summarized as follows (in millions):

	Fair value
	June 30, 2023	December 31, 2022
Derivative assets	$6.2	$5.3
Derivative liabilities	7.2	4.0

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to hedge seed investments. As of June 30, 2023, and December 31, 2022, the fair value of securities sold but not yet purchased was $1.5 million and $0.5 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

Derivative Instruments Used in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products utilize derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of June 30, 2023, and  December 31, 2022 (in millions):

	Notional value
	June 30, 2023	December 31, 2022
Futures	$822.2	$141.3
Credit default swaps	2.1	2.2
Total return swaps	—	10.4
Interest rate swaps	2.1	—
Options	—	0.1
Foreign currency forward contracts and swaps	87.2	18.3

As of June 30, 2023, and December 31, 2022, the derivative assets and liabilities in our Condensed Consolidated Balance Sheets were insignificant.

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

The notional value of the foreign currency forward contracts and swaps as of June 30, 2023, and December 31, 2022, is summarized as follows (in millions):

	Notional value
	June 30, 2023	December 31, 2022
Foreign currency forward contracts and swaps	$102.4	$74.7

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2023, and December 31, 2022, the derivative assets and liabilities were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income (expenses), net in our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income (expenses), net in our Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended June 30, 2023 and 2022, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of June 30, 2023 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$640.5	$—	$—	$640.5
Investments:
Consolidated VIEs	285.6	174.1	4.4	464.1
Other investments	274.8	37.1	0.1	312.0
Total investments	560.4	211.2	4.5	776.1
Seed hedge derivatives	—	6.2	—	6.2
Derivatives used in consolidated seeded investment products	—	1.4	—	1.4
Derivatives used in foreign currency hedging program	—	1.2	—	1.2
Intech option agreement	—	—	0.2	0.2
Intech contingent consideration	—	—	11.9	11.9
Total assets	$1,200.9	$220.0	$16.6	$1,437.5
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$0.3	$—	$0.3
Derivatives used in foreign currency hedging program	—	0.6	—	0.6
Securities sold, not yet purchased	1.5	—	—	1.5
Seed hedge derivatives	—	7.2	—	7.2
Long-term debt(1)	—	294.5	—	294.5
Deferred bonuses	—	—	78.2	78.2
Total liabilities	$1.5	$302.6	$78.2	$382.3

(1)	Carried at amortized cost and disclosed at fair value.

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of  December 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$688.4	$—	$—	$688.4
Investments:
Consolidated VIEs	275.4	54.0	4.9	334.3
Other investments	171.9	89.4	0.3	261.6
Total investments	447.3	143.4	5.2	595.9
Seed hedge derivatives	—	5.3	—	5.3
Derivatives used in consolidated seeded investment products	—	0.1	—	0.1
Derivatives used in foreign currency hedging program	—	0.4	—	0.4
Intech option agreement	—	—	0.8	0.8
Intech contingent consideration	—	—	12.1	12.1
Volantis contingent consideration	—	—	0.2	0.2
Total assets	$1,135.7	$149.2	$18.3	$1,303.2
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$0.6	$—	$0.6
Derivatives used in foreign currency hedging program	—	1.1	—	1.1
Securities sold, not yet purchased	0.5	—	—	0.5
Seed hedge derivatives	—	4.0	—	4.0
Long-term debt(1)	—	295.4	—	295.4
Deferred bonuses	—	—	46.5	46.5
Total liabilities	$0.5	$301.1	$46.5	$348.1

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 3 Fair Value Measurements

Investments

As of June 30, 2023, and December 31, 2022, certain investments within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

Intech Option Agreement and Contingent Consideration

As of June 30, 2023, and December 31, 2022, the fair value of the option agreement was $0.2 million and $0.8 million, respectively, and the fair value of the contingent consideration was $11.9 million and $12.1 million, respectively. Significant unobservable inputs were used to value the call option and contingent consideration, including revenue estimates, discount rate and volatility.

Deferred Bonuses

Deferred bonuses represent liabilities to employees over the vesting period that will be settled by investments in our products or cash. Upon vesting, employees receive the value of the investment product selected by the participant, adjusted for gains or losses attributable to the product. The significant unobservable inputs used to value the liabilities are investment designations and vesting periods.

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three and six months ended June 30, 2023 and 2022, were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning of period fair value	$17.8	$23.2	$18.3	$8.8
Intech option agreement	—	(0.8)	—	3.1
Contingent consideration from sale of Intech	—	(0.3)	—	12.3
Settlement of contingent consideration	(0.2)	—	(0.2)	—
Fair value adjustments	(0.9)	(0.3)	(1.4)	(1.8)
Transfers from Level 1	0.2	0.5	0.2	0.5
Transfers to Level 1	—	(2.1)	—	(2.1)
Purchases of securities	—	1.2	—	1.0
Sales of securities	(0.3)	—	(0.3)	(0.3)
Foreign currency translation	—	(0.3)	—	(0.4)
End of period fair value	$16.6	$21.1	$16.6	$21.1

Changes in fair value of our Level 3 liabilities for the three and six months ended June 30, 2023 and 2022, were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning of period fair value	$60.0	$34.3	$46.5	$50.5
Fair value adjustments	1.1	(1.0)	2.6	(2.6)
Vesting of deferred bonuses	(1.1)	(14.4)	(34.3)	(36.0)
Amortization of deferred bonuses	17.5	10.8	25.9	19.2
Foreign currency translation	0.7	(2.1)	1.7	(3.5)
Additions	—	—	35.8	—
End of period fair value	$78.2	$27.6	$78.2	$27.6

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

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the six months ended June 30, 2023 and 2022 (in millions):

				Foreign
	December 31,			currency	June 30,
	2022	Amortization	Disposal	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$—	$16.7	$2,063.2
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	—	1.6	70.5
Accumulated amortization	(60.7)	(1.0)	—	(1.7)	(63.4)
Net intangible assets	$2,414.7	$(1.0)	$—	$16.6	$2,430.3
Goodwill	$1,253.1	$—	$—	$34.2	$1,287.3

				Foreign
	December 31,			currency	June 30,
	2021	Amortization	Disposal	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$(38.6)	$2,076.2
Trademarks	366.7	—	(4.7)	—	362.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	(6.0)	77.6
Accumulated amortization	(107.2)	(2.6)	44.7	5.0	(60.1)
Net intangible assets	$2,542.7	$(2.6)	$(44.8)	$(39.6)	$2,455.7
Goodwill	$1,341.5	$—	$(7.0)	$(74.8)	$1,259.7

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

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2023 (remainder of year)	$0.7
2024	0.4
2025	0.4
2026	0.4
2027	0.4
Thereafter	4.8
Total	$7.1

Note 8 — Debt

Our debt as of June 30, 2023, and December 31, 2022, consisted of the following (in millions):

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$306.0	$294.5	$307.5	$295.4

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at June 30, 2023, of $6.0 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability in long-term debt in our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

On June 30, 2023, we entered into a new $200 million, unsecured, revolving credit facility (“Credit Facility”) and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The new Credit Facility has a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender's consent on the first and second anniversary of the date of the agreement. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. Under the Credit Facility, should our credit rating fall below a predefined threshold, our financing leverage ratio cannot exceed 3.00x EBITDA. At June 30, 2023, we were in compliance with all covenants, and there were no outstanding borrowings, under the Credit Facility.

Note 9 — Income Taxes

Our effective tax rates for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective tax rate	22.0%	115.4%	21.6%	46.1%

The effective tax rate for the three months ended June 30, 2023, and the six months ended June 30, 2023, compared to the same periods in 2022, was primarily impacted by the change in noncontrolling interests.

As of June 30, 2023, we had $26.6 million of unrecognized tax benefits held for uncertain tax positions. We estimate that the existing liability for uncertain tax positions could decrease by up to $8.6 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2023, and December 31, 2022, consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Consolidated seeded investment products	$389.8	$233.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Opening balance	$384.7	$150.7	$233.9	$148.5
Changes in market value	10.6	(101.0)	19.2	(121.1)
Changes in ownership	(4.0)	895.0	136.2	917.2
Foreign currency translation	(1.5)	(23.6)	0.5	(23.5)
Closing balance	$389.8	$921.1	$389.8	$921.1

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of June 30, 2023, and December 31, 2022, were as follows (in millions):

	June 30,	December 31,
	2023	2022
Seed capital investments	$2.8	$2.8

Note 11 — Long-Term Incentive and Employee Compensation

The following table presents restricted stock and mutual fund awards granted during the three and six months ended June 30, 2023 (in millions):

	Three months ended	Six months ended
	June 30,	June 30,
	2023	2023
Restricted stock	$2.3	$62.4
Mutual fund awards	0.1	54.0
Total	$2.4	$116.4

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three and six months ended June 30, 2023 and 2022, include the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$(6.9)	$(4.1)	$(13.7)	$(8.6)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Expected return on plan assets	6.8	2.7	13.4	7.2
Net periodic benefit cost	$(0.2)	$(1.5)	$(0.5)	$(1.6)

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2023 and 2022, were as follows (in millions):

	Three months ended June 30,
	2023			2022
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(536.0)	$(70.3)	$(606.3)	$(401.4)	$(32.7)	$(434.1)
Other comprehensive income (loss)	38.4	—	38.4	(182.1)	—	(182.1)
Reclassifications to net income	2.1	0.1	2.2	4.3	0.1	4.4
Total other comprehensive income (loss)	40.5	0.1	40.6	(177.8)	0.1	(177.7)
Less: other comprehensive loss (income) attributable to noncontrolling interests	1.6	—	1.6	23.6	—	23.6
Ending balance	$(493.9)	$(70.2)	$(564.1)	$(555.6)	$(32.6)	$(588.2)

	Six months ended June 30,
	2023			2022
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(577.3)	$(70.4)	$(647.7)	$(354.2)	$(32.8)	$(387.0)
Other comprehensive loss	82.9	—	82.9	(229.9)	—	(229.9)
Reclassifications to net income	2.1	0.2	2.3	5.1	0.2	5.3
Total other comprehensive loss	85.0	0.2	85.2	(224.8)	0.2	(224.6)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(1.6)	—	(1.6)	23.4	—	23.4
Ending balance	$(493.9)	$(70.2)	$(564.1)	$(555.6)	$(32.6)	$(588.2)

The components of other comprehensive loss, net of tax for the three and six months ended June 30, 2023 and 2022, were as follows (in millions):

	Three months ended June 30,
	2023			2022
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$38.8	$(0.4)	$38.4	$(184.1)	$2.0	$(182.1)
Reclassifications to net income	2.2	—	2.2	4.4	—	4.4
Total other comprehensive loss	$41.0	$(0.4)	$40.6	$(179.7)	$2.0	$(177.7)

	Six months ended June 30,
	2023			2022
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$80.3	$2.6	$82.9	$(233.1)	$3.2	$(229.9)
Reclassifications to net income	2.3	—	2.3	5.3	—	5.3
Total other comprehensive loss	$82.6	$2.6	$85.2	$(227.8)	$3.2	$(224.6)

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2023 and 2022 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to JHG	$89.8	$96.2	$177.2	$199.8
Allocation of earnings to participating stock-based awards	(2.7)	(3.0)	(5.0)	(5.6)
Net income attributable to JHG common shareholders	$87.1	$93.2	$172.2	$194.2

Weighted-average common shares outstanding — basic	160.5	161.9	160.4	163.0
Dilutive effect of nonparticipating stock-based awards	0.2	0.3	0.2	0.4
Weighted-average common shares outstanding — diluted	160.7	162.2	160.6	163.4

Earnings per share:
Basic	$0.54	$0.58	$1.07	$1.19
Diluted	$0.54	$0.57	$1.07	$1.19

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the six months ended June 30, 2023:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023
$0.39	May 2, 2023	$64.6	May 31, 2023

On  August 1, 2023, our Board of Directors declared a $0.39 per share dividend for the second quarter 2023. The quarterly dividend will be paid on August 30, 2023, to shareholders of record at the close of business on August 14, 2023.

Note 15 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (“Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after  September 9, 2016. On January 10, 2023, in response to the defendants' motion to dismiss filed on November 23, 2022, an amended complaint was filed against the same defendants. The amended complaint names two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, through September 9, 2022, among other things, the defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options; (ii) retaining Janus Henderson funds despite their alleged underperformance; and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On February 9, 2023, the defendants filed an amended motion to dismiss the amended complaint. On March 13, 2023, the plaintiffs filed an opposition to the amended motion to dismiss. The defendants filed their reply to the plaintiffs' opposition on March 28, 2023. A ruling on the amended motion to dismiss is pending. Janus US Holdings believes the claims asserted in the amended complaint are without merit and intends to vigorously defend against these claims.

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

Second QUARTER 2023 SUMMARY

Second Quarter 2023 Highlights

●	Solid investment performance, with 64%, 68%, 66% and 71% of our AUM outperforming relevant benchmarks on a one-, three-, five- and 10-year basis, respectively, as of June 30, 2023.

●	AUM increased to $322.1 billion, up 4% from March 31, 2023, mainly due to market performance and U.S. dollar depreciation.

●	Net outflows for the second quarter 2023 were $0.5 billion, compared to net outflows of $7.8 billion in the second quarter 2022.

●	Second quarter 2023 diluted earnings per share was $0.54, or $0.62 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	On August 1, 2023, our Board of Directors declared a $0.39 per share dividend for the second quarter 2023.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the second quarter 2023 was $516.5 million, a decrease of $39.0 million, or (7%), compared to the second quarter 2022. Key drivers of the decrease include the following:

●	A decline of $30.1 million in management fees primarily due to a decline in average AUM compared to the second quarter 2022.

Total operating expenses for the second quarter 2023 were $398.6 million, a decrease of $13.0 million, or (3%), compared to operating expenses in the second quarter 2022. Key drivers of the decrease include the following:

●	A decrease of $13.2 million in distribution expenses primarily due to a decline in average AUM compared to the second quarter 2022.

Operating income for the second quarter 2023 was $117.9 million, a decrease of $26.0 million, or (18%), compared to the second quarter 2022, primarily as a result of lower revenue. Our operating margin was 22.8% in the second quarter 2023 compared to 25.9% in the second quarter 2022.

Net income attributable to JHG for the second quarter 2023 was $89.8 million, a decrease of $6.4 million, or (7%), compared to the second quarter 2022. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance include the following:

●

A favorable increase of $116.3 million in investment gain (losses), net, partially offset by a decline of $111.6 million in net loss (income) attributable to noncontrolling interests in the second quarter 2023 compared to the second quarter 2022. Movements in investment gain (losses), net and net loss (income) attributable to noncontrolling interests are primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments, and the consolidation of third-party ownership interests in seeded investment products.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of June 30, 2023:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	61%	58%	53%	59%
Fixed Income	50%	73%	85%	90%
Multi-Asset	95%	97%	96%	96%
Alternatives	49%	96%	100%	100%
Total	64%	68%	66%	71%

Assets Under Management

Our AUM as of June 30, 2023, was $322.1 billion, an increase of $34.8 billion, or 12%, from December 31, 2022, driven primarily by positive market movements of $27.3 billion and net sales of $5.0 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three and six months ended June 30, 2023, the USD weakened against GBP and EUR and strengthened against AUD, resulting in a $2.5 billion increase in our AUM. As of June 30, 2023, approximately 31% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three and six months ended June 30, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$188.5	$8.6	$(8.6)	$—	$9.7	$0.9	$0.4	$199.5
Fixed Income	65.0	5.1	(4.1)	1.0	(0.3)	0.2	—	65.9
Multi-Asset	46.8	1.1	(1.8)	(0.7)	1.6	—	—	47.7
Alternatives	10.2	0.4	(1.2)	(0.8)	(0.1)	0.1	(0.4)	9.0
Total	$310.5	$15.2	$(15.7)	$(0.5)	$10.9	$1.2	$—	$322.1

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$171.3	$19.3	$(16.0)	$3.3	$22.6	$1.9	$0.4	$199.5
Fixed Income	59.8	12.4	(7.8)	4.6	1.2	0.3	—	65.9
Multi-Asset	45.5	2.1	(3.6)	(1.5)	3.6	0.1	—	47.7
Alternatives	10.7	0.9	(2.3)	(1.4)	(0.1)	0.2	(0.4)	9.0
Total	$287.3	$34.7	$(29.7)	$5.0	$27.3	$2.5	$—	$322.1

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$221.3	$5.5	$(11.3)	$(5.8)	$(34.3)	$(4.2)	$—	$177.0
Fixed Income	75.5	4.9	(8.2)	(3.3)	(4.0)	(3.7)	—	64.5
Multi-Asset	53.9	1.6	(2.5)	(0.9)	(6.1)	(0.4)	—	46.5
Alternatives	10.3	4.4	(2.2)	2.2	(0.2)	(0.6)	—	11.7
Total	$361.0	$16.4	$(24.2)	$(7.8)	$(44.6)	$(8.9)	$—	$299.7

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$244.3	$14.0	$(23.6)	$(9.6)	$(53.5)	$(5.5)	$1.3	$177.0
Fixed Income	79.6	10.9	(14.2)	(3.3)	(7.8)	(4.0)	—	64.5
Multi-Asset	59.7	3.9	(7.0)	(3.1)	(9.6)	(0.5)	—	46.5
Alternatives	10.7	5.3	(3.3)	2.0	(0.2)	(0.8)	—	11.7
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Total	$432.3	$34.3	$(54.0)	$(19.7)	$(73.7)	$(10.9)	$(28.3)	$299.7

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to reclassifications of existing funds from Alternatives to Equities and from Quantitative Equities to Equities, and disposals relate to the sale of Intech.

Our AUM and flows by client type for the three and six months ended June 30, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$171.0	$9.1	$(10.7)	$(1.6)	$5.0	$0.8	$—	$175.2
Institutional	70.5	5.8	(3.9)	1.9	1.2	0.3	—	73.9
Self-directed	69.0	0.3	(1.1)	(0.8)	4.7	0.1	—	73.0
Total	$310.5	$15.2	$(15.7)	$(0.5)	$10.9	$1.2	$—	$322.1

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$162.0	$19.0	$(21.3)	$(2.3)	$13.7	$1.8	$—	$175.2
Institutional	61.0	15.0	(6.2)	8.8	3.6	0.5	—	73.9
Self-directed	64.3	0.7	(2.2)	(1.5)	10.0	0.2	—	73.0
Total	$287.3	$34.7	$(29.7)	$5.0	$27.3	$2.5	$—	$322.1

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$197.2	$9.5	$(15.2)	$(5.7)	$(22.2)	$(4.3)	$—	$165.0
Institutional	82.3	6.5	(7.7)	(1.2)	(7.1)	(4.2)	—	69.8
Self-directed	81.5	0.4	(1.3)	(0.9)	(15.3)	(0.4)	—	64.9
Total	$361.0	$16.4	$(24.2)	$(7.8)	$(44.6)	$(8.9)	$—	$299.7

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$215.0	$23.5	$(31.0)	$(7.5)	$(36.0)	$(5.6)	$(0.9)	$165.0
Institutional	127.2	9.8	(20.1)	(10.3)	(14.9)	(4.8)	(27.4)	69.8
Self-directed	90.1	1.0	(2.9)	(1.9)	(22.8)	(0.5)	—	64.9
Total	$432.3	$34.3	$(54.0)	$(19.7)	$(73.7)	$(10.9)	$(28.3)	$299.7

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to reclassifications of existing funds from Quantitative Equities to Equities and disposals relate to the sale of Intech.

Average Assets Under Management

The following table presents our average AUM by capability for the three and six months ended June 30, 2023 and 2022 (in billions):

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
By capability:
Equities	$193.4	$197.0	$188.8	$209.8	(2)%	(10)%
Fixed Income	65.8	68.8	64.6	73.1	(4)%	(12)%
Multi-Asset	47.1	49.5	46.8	52.0	(5)%	(10)%
Alternatives	9.5	13.2	10.0	12.0	(28)%	(17)%
Quantitative Equities	—	—	—	15.5	n/m *	n/m *
Total	$315.8	$328.5	$310.2	$362.4	(4)%	(14)%

* n/m — Not meaningful.

Closing Assets Under Management

The following table presents the closing AUM by client location as of June 30, 2023 and 2022 (in billions):

	Closing AUM	Closing AUM
	June 30,	June 30,
	2023	2022
By client location:
North America	$188.9	$171.8
EMEA and Latin America	99.8	95.9
Asia Pacific	33.4	32.0
Total	$322.1	$299.7

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Revenue (in millions):
Management fees	$423.5	$453.6	$838.1	$967.6	(7)%	(13)%
Performance fees	(5.9)	(3.4)	(20.8)	(11.8)	(74)%	(76)%
Shareowner servicing fees	53.3	56.3	104.8	118.7	(5)%	(12)%
Other revenue	45.6	49.0	90.2	101.0	(7)%	(11)%
Total revenue	$516.5	$555.5	$1,012.3	$1,175.5	(7)%	(14)%

Management fees

Management fees decreased by $30.1 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a decline in average AUM.

Management fees decreased by $129.5 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decline in average AUM, partially offset by favorable foreign currency translation of $5.7 million.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Performance fees (in millions):
SICAVs	$1.4	$1.2	$1.3	$1.2	17%	8%
UK OEICs and unit trusts	—	0.1	—	0.1	(100)%	(100)%
Absolute return funds and other funds	0.7	4.7	0.8	10.4	(85)%	(92)%
Segregated mandates	(0.2)	(0.4)	(0.1)	(0.5)	50%	80%
Investment trusts	9.2	6.4	9.2	6.4	44%	44%
U.S. mutual funds	(17.0)	(15.4)	(32.0)	(29.4)	(10)%	(9)%
Total performance fees	$(5.9)	$(3.4)	$(20.8)	$(11.8)	(74)%	(76)%

Performance fees decreased by $2.5 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $9.0 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decline in the performance of absolute return funds and other funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees decreased by $3.0 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $13.9 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decline in average AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. Other revenue decreased $3.4 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $10.8 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decline in average AUM.

Operating Expenses

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Operating expenses (in millions):
Employee compensation and benefits	$147.7	$145.0	$288.0	$309.6	2%	(7)%
Long-term incentive plans	37.6	40.7	93.1	92.1	(8)%	1%
Distribution expenses	114.6	127.8	226.6	269.6	(10)%	(16)%
Investment administration	11.1	10.3	22.7	25.1	8%	(10)%
Marketing	9.3	7.8	18.1	15.2	19%	19%
General, administrative and occupancy	72.2	72.3	133.3	145.4	(0)%	(8)%
Depreciation and amortization	6.1	7.7	12.2	17.2	(21)%	(29)%
Total operating expenses	$398.6	$411.6	$794.0	$874.2	(3)%	(9)%

Employee compensation and benefits

Employee compensation and benefits increased by $2.7 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily driven by an increase of $2.5 million in variable compensation, $1.9 million of base-pay increases and unfavorable foreign currency translation of $0.6 million, partially offset by a $3.3 million decline in fixed compensation due to lower headcount.

Employee compensation and benefits decreased by $21.6 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily driven by a decrease of $11.0 million in variable compensation, an $8.5 million decline in fixed compensation due to lower headcount and favorable foreign currency translation of $4.8 million, partially offset by $3.8 million of base-pay increases.

Long-term incentive plans

Long-term incentive plan expenses decreased by $3.1 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an $11.2 million decrease due to the roll-off of vested awards and the acceleration of expense related to departed employees exceeding the roll-on of new awards. This decline was partially offset by a $7.4 million increase driven by market appreciation of mutual fund share awards and certain long-term incentive awards.

Long-term incentive plan expenses increased by $1.0 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $22.2 million increase driven by market appreciation of mutual fund share awards and certain long-term incentive awards. This increase was partially offset by a decrease of $20.0 million due to the roll-off of vested awards and the acceleration of expense related to departed employees exceeding the roll-on of new awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased by $13.2 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $43.0 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decline in average AUM subject to distribution expenses.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting decreased by $2.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a reduction in fund accounting and administration expenses.

Marketing expenses

Marketing expenses increased by $1.5 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $2.9 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in advertising campaigns and sponsored events.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $12.1 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily due to a $5.2 million reduction in rent expense driven by the termination of certain office leases, favorable foreign currency translation of $2.2 million, a decline of $2.1 million in recruitment fees, a $1.8 million decrease in market data expenses and a $1.1 million reduction in consultancy fees related to certain project costs. These decreases were partially offset by a $1.1 million increase in the amortization of capitalized cloud computing costs related to the order management system transformation project which was completed in the second quarter of 2023.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.6 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and decreased by $5.0 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in the amortization of prepaid commissions. A decrease in the amortization of intangible assets resulting from the sale of Intech, which was recognized during the first quarter 2022, also contributed to lower depreciation and amortization expenses when comparing the first half 2023 to the first half 2022.

Non-Operating Income and Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(3.2)	$(6.3)	$(6.4)
Investment gains (losses), net	6.9	(109.4)	24.5	(141.6)
Other non-operating income (expenses), net	7.0	0.6	14.1	(7.2)
Income tax provision	(28.2)	(36.7)	(54.2)	(67.4)

Investment gains (losses), net

The components of investment gains (losses), net for the three and six months ended June 30, 2023 and 2022, were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$9.6	$(6.7)	$15.0	$(18.2)
Third-party ownership interests in seeded investment products	10.6	(101.0)	19.2	(121.1)
Equity method investments	(14.5)	0.2	(11.5)	1.7
Other	1.2	(1.9)	1.8	(4.0)
Investment gains (losses), net	$6.9	$(109.4)	$24.5	$(141.6)

Investment gains (losses), net moved favorably by $116.3 million and $166.1 million during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively. Movements in investment gains (losses), net are primarily due to the consolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products. In addition, a $12.5 million correction of previously recognized earnings associated with an equity method investment impacted investment gains (losses), net for the three and six months ended June 30, 2023.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income (expenses), net

Other non-operating income (expenses), net improved $6.4 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher interest rates on cash balances.

Other non-operating income (expenses), net improved $21.3 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The improvement was primarily due to a $13.7 million increase in interest income driven by higher interest rates on cash balances and a loss of $9.1 million related to the sale of Intech, which was recognized in the first quarter 2022.

Income tax provision

Our effective tax rates for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective tax rate	22.0%	115.4%	21.6%	46.1%

The effective tax rate for the three months ended June 30, 2023, and the six months ended June 30, 2023, compared to the same periods in 2022, was primarily impacted by the change in noncontrolling interests.

Outlook for the Remainder of 2023

We have maintained continuous cost discipline balanced with strategic investments in our business and we are on track to attain at least the high end of the range of $40 million to $45 million in gross-cost efficiencies. The gross-cost efficiencies will be offset by investments in our business and infrastructure to fuel growth. Going forward, we anticipate non-compensation expenses to increase reflecting areas of opportunity, including marketing and advertising in our U.S. intermediary business and investments supporting our other strategic initiatives. Additionally, we will continue amortizing capitalized costs through the general, administrative and occupancy line on our Condensed Consolidated Statements of Comprehensive Income, relating to the order management system transformation project that went live in the second quarter 2023.

Third quarter 2023 expectations are listed below:

●	Net outflows are expected to be in the range of $3.5 billion to $5 billion.

Full-year 2023 expectations are listed below:

●	Aggregate negative performance fees for the full-year 2023 are expected to be at the lower end of the range of negative $35 million to negative $45 million, at current investment performance levels.

●	Adjusted compensation to revenue ratio is expected to be in the mid-40s, on a percentage basis.

●	Adjusted non-compensation operating expenses percentage annual growth rate is expected to be in the mid- to high-single digits.

●	Statutory tax rate is expected to be 24% to 26%.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended June 30, 2023 and 2022 (in millions, except per share and operating margin data):

	Three months ended
	June 30,
	2023	2022
Reconciliation of revenue to adjusted revenue
Revenue	$516.5	$555.5
Management fees	(41.8)	(50.9)
Shareowner servicing fees	(43.3)	(46.9)
Other revenue	(29.5)	(30.0)
Adjusted revenue(1)	$401.9	$427.7
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$398.6	$411.6
Employee compensation and benefits(2)	(1.5)	—
Long-term incentive plans(2)	(0.6)	(3.6)
Distribution expenses(1)	(114.6)	(127.8)
General, administrative and occupancy(2)	(1.0)	(1.1)
Depreciation and amortization(3)	(0.5)	(0.7)
Adjusted operating expenses	$280.4	$278.4
Adjusted operating income	121.5	149.3
Operating margin(4)	22.8%	25.9%
Adjusted operating margin(5)	30.2%	34.9%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$89.8	$96.2
Employee compensation and benefits(2)	1.5	—
Long-term incentive plans(2)	0.6	3.6
General, administrative and occupancy(2)	1.0	1.1
Depreciation and amortization(3)	0.5	0.7
Investment gains (losses), net(6)	12.5	—
Other non-operating income (expenses), net(6)	—	3.0
Income tax provision(7)	(3.9)	0.3
Adjusted net income attributable to JHG	102.0	104.9
Less: allocation of earnings to participating stock-based awards	(3.1)	(3.3)
Adjusted net income attributable to JHG common shareholders	$98.9	$101.6
Weighted-average common shares outstanding — diluted	160.7	162.2
Diluted earnings per share(8)	$0.54	$0.57
Adjusted diluted earnings per share(9)	$0.62	$0.63

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

(2)

Adjustments consist primarily of the acceleration of long-term incentive plan expense related to the departure of certain employees. JHG management believes these costs are not representative of our ongoing operations.

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

(6)

The adjustment for the three months ended June 30, 2023, includes a correction of previously recognized earnings associated with an equity method investment. Adjustments for the three months ended June 30, 2022, consist primarily of accumulated foreign currency translation expense related to liquidated JHG entities. JHG management believes these costs are not representative of our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of June 30, 2023, and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents held by the Company	$966.0	$1,156.5
Investments held by the Company	$383.5	$359.1
Fees and other receivables	$246.9	$252.9
Long-term debt	$306.0	$307.5

Cash and cash equivalents consist primarily of cash at banks and held in money market funds. Cash and cash equivalents exclude cash held by consolidated VIEs and consolidated VREs, and investments exclude noncontrolling interests as these assets are not available for general corporate purposes.

Investments held by us represent seeded investment products (exclusive of noncontrolling interests), investments related to deferred compensation plans and other less significant investments classified as current assets in our Condensed Consolidated Balance Sheets.

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £165.0 million ($209.8 million), resulting in £272.9 million ($346.9 million) of capital above the requirement as of June 30, 2023, based upon internal calculations and taking into account the effect of foreseeable dividends. The decrease in requirement is due to the expiration of certain MIFIDPRU transitional provisions. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

Common Stock Purchases

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by using existing shares of common stock that we repurchased on-market (“Share Plan Repurchases”). As a policy, we do not issue new shares to employees as part of our annual compensation practices. During the three months ended June 30, 2023, our Share Plan Repurchases totaled 9,873 shares at an average price of $26.53.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the six months ended June 30, 2023, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023
$0.39	May 2, 2023	$64.6	May 31, 2023

On August 1, 2023, our Board of Directors declared a $0.39 per share dividend for the second quarter 2023. The quarterly dividend will be paid on August 30, 2023, to shareholders of record at the close of business on August 14, 2023.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of June 30, 2023, include principal and interest payments related to the 2025 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

As of December 31, 2022, our defined benefit pension plan had a net retirement asset of $94.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have a $3.5 million unfunded loan commitment with Intech, which is not reflected in our condensed consolidated financial statements. Refer to Note 2 — Dispositions for further information on the loan commitment.

Other Sources of Liquidity

On June 30, 2023, we entered into a new $200 million Credit Facility and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2028.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant with respect to leverage. Should our long-term credit rating fall below a predefined threshold, our financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants, and there were no outstanding borrowings under the Credit Facility. Refer to Note 8 — Debt for further information on the Credit Facility.

Cash Flows

Cash flow data for the six months ended June 30, 2023 and 2022, was as follows (in millions):

	Six months ended
	June 30,
	2023	2022
Cash flows provided by (used for):
Operating activities	$63.2	$105.4
Investing activities	(258.1)	59.2
Financing activities	15.7	(350.7)
Effect of exchange rate changes on cash and cash equivalents	27.2	(58.8)
Net change in cash and cash equivalents	(152.0)	(244.9)
Cash balance at beginning of period	1,176.4	1,118.6
Cash balance at end of period	$1,024.4	$873.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the six months ended June 30, 2023 and 2022, was as follows (in millions):

	Six months ended
	June 30,
	2023	2022
Sales (purchases) of investments, net	$(79.2)	$3.7
Sales (purchases) of investments by consolidated seeded investment products, net	(163.0)	24.6
Purchases of property, equipment and software	(6.5)	(7.5)
Cash received (paid) on settled seed capital hedges, net	(9.3)	44.9
Receipt of contingent consideration payments from sale of subsidiaries	0.2	—
Long-term note with Intech	(1.0)	(12.0)
Proceeds from sale of Intech	—	5.0
Dividends received from equity method investments	0.7	0.5
Cash provided by (used for) investing activities	$(258.1)	$59.2

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding, in a product. The primary purpose of seeded investment products is to generate an investment performance track record in these products and leverage that track record to attract third-party investors. We may redeem our seed capital investments for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy. The cash associated with seeding and redeeming seeded investment products is reflected in the above table as sales (purchases) of investments, net.

We consolidate certain seeded investment products into our group financial statements. The purchases and sales of investments within consolidated seeded investment products are disclosed separately from our capital contributions to seed a product. We also maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments. The cash received and paid as part of this program is reflected in the table above.

The transactions discussed above represent a majority of the activity within investing activities on our Condensed Consolidated Statements of Cash Flows.

Financing Activities

Cash provided by (used for) financing activities for the six months ended June 30, 2023 and 2022, was as follows (in millions):

	Six months ended
	June 30,
	2023	2022
Dividends paid to shareholders	$(129.3)	$(129.8)
Third-party sales (purchases) in consolidated seeded investment products, net	201.6	(25.4)
Purchase of common stock for stock-based compensation plans	(57.5)	(97.0)
Purchase of common stock for share buyback program	—	(98.9)
Proceeds from stock-based compensation plans	2.3	2.2
Other	(1.4)	(1.8)
Cash provided by (used for) financing activities	$15.7	$(350.7)

The majority of cash flows within financing activities were driven by third-party sales (purchases) in consolidated seeded investment products, net. This activity represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a sale.

Another significant driver of cash flows within financing activities was the payment of dividends to shareholders and purchases of common stock as part of the 2022 Corporate Buyback Program, which expired in the second quarter 2023, and for stock-based compensation plans. We did not repurchase any shares as part of the 2022 Corporate Buyback Program during the six months ended June 30, 2023.

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

Item 4.   Controls and Procedures

As of June 30, 2023, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our CEO, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

On May 3, 2022, the Board of Directors approved the 2022 Corporate Buyback Program pursuant to which we were authorized to repurchase up to $200.0 million of our common stock on the NYSE and CHESS Depository Interests ("CDIs") on the Australian Securities Exchange ("ASX") at any time prior to the date of our 2023 Annual General Meeting of Shareholders, which was held on May 3, 2023. We did not repurchase any shares of common stock or CDIs under the 2022 Corporate Buyback Program during the six months ended June 30, 2023.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (Share Plan Repurchases). During the second quarter 2023, we purchased 9,873 shares on-market for $0.3 million in satisfaction of employee awards and entitlements.

The following is a summary of our common stock repurchases by month during the three months ended June 30, 2023.

	Total
	number of	Average
	shares	price paid per
Period	purchased	share
April 1, 2023, through April 30, 2023	3,589	$25.86
May 1, 2023, through May 31, 2023	3,409	$26.37
June 1, 2023, through June 30, 2023	2,875	$27.56
Total	9,873	$26.53

Items 3 and 4.

Not applicable.

Item 5.    Other Information

Trading Plans of Directors and Officers

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5–1 trading arrangements or non-Rule 10b5–1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Filed with This Report:

Exhibit No.	Document

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant
32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

Incorporated by Reference:

Exhibit No.	Document

10.1.1	Facility Agreement, US$200,000,000 Revolving Credit Facility, dated as of June 30, 2023, among Janus Henderson Group plc, as borrower, Janus Henderson US (Holdings) Inc., as guarantor, Bank of America Europe Designated Activity Company, as coordinator, bookrunner and mandated lead arranger, and facility agent, Citibank, N.A., as bookrunner and mandated lead arranger, BNP Paribas, London Branch, NatWest Markets plc, State Street Bank and Trust Company, and Wells Fargo Bank, National Association, as mandated lead arrangers, and the other lenders party thereto is hereby incorporated by reference from Exhibit 10.1 to JHG's Current Report on Form 8-K, dated July 5, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2023

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan Hughes
Brennan Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)