Form 10-Q
period 2023-09-30
JANUS HENDERSON GROUP PLC
filed 2023-11-01
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, there were 165,657,905 shares of the registrant’s common stock, $1.50 par value per share, issued and outstanding.

JANUS HENDERSON GROUP PLC

2023 FORM 10‑Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,121.2	$1,162.3
Investments	293.1	261.6
Fees and other receivables	232.8	252.9
OEIC and unit trust receivables	137.5	65.7
Assets of consolidated VIEs:
Cash and cash equivalents	19.1	14.1
Investments	315.1	334.3
Other current assets	17.4	3.6
Other current assets	151.9	120.3
Total current assets	2,288.1	2,214.8
Non-current assets:
Property, equipment and software, net	45.3	51.8
Intangible assets, net	2,415.9	2,414.7
Goodwill	1,259.8	1,253.1
Retirement benefit asset, net	100.7	97.9
Other non-current assets	189.9	205.5
Total assets	$6,299.7	$6,237.8

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$205.0	$232.6
Current portion of accrued compensation, benefits and staff costs	232.3	300.8
OEIC and unit trust payables	144.1	72.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	14.2	4.3
Total current liabilities	595.6	610.5

Non-current liabilities:
Accrued compensation, benefits and staff costs	35.9	46.9
Long-term debt	305.3	307.5
Deferred tax liabilities, net	568.7	574.6
Retirement benefit obligations, net	2.9	3.0
Other non-current liabilities	86.7	98.8
Total liabilities	1,595.1	1,641.3

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	245.9	233.9

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 165,657,905 and 165,657,905 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	248.5	248.5
Additional paid-in capital	3,704.4	3,706.6
Treasury shares, 42,132 and 312,469 shares held at September 30, 2023, and December 31, 2022, respectively	(1.1)	(8.3)
Accumulated other comprehensive loss, net of tax	(633.3)	(647.7)
Retained earnings	1,137.4	1,060.7
Total shareholders’ equity	4,455.9	4,359.8
Nonredeemable noncontrolling interests	2.8	2.8
Total equity	4,458.7	4,362.6
Total liabilities, redeemable noncontrolling interests and equity	$6,299.7	$6,237.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Management fees	$434.9	$426.2	$1,273.0	$1,393.8
Performance fees	(15.8)	(13.2)	(36.6)	(25.0)
Shareowner servicing fees	54.9	54.0	159.7	172.7
Other revenue	47.0	45.9	137.2	146.9
Total revenue	521.0	512.9	1,533.3	1,688.4
Operating expenses:
Employee compensation and benefits	149.2	142.5	437.2	452.1
Long-term incentive plans	32.6	41.1	125.7	133.2
Distribution expenses	116.0	118.7	342.6	388.3
Investment administration	12.4	12.5	35.1	37.6
Marketing	9.6	5.6	27.7	20.8
General, administrative and occupancy	73.7	64.7	207.0	210.1
Depreciation and amortization	5.8	7.1	18.0	24.3
Total operating expenses	399.3	392.2	1,193.3	1,266.4
Operating income:	121.7	120.7	340.0	422.0
Interest expense	(3.2)	(3.1)	(9.5)	(9.5)
Investment gains (losses), net	(5.9)	11.0	18.6	(130.6)
Other non-operating income (expense), net	(13.4)	13.9	0.7	6.7
Income before taxes	99.2	142.5	349.8	288.6
Income tax provision	(13.2)	(27.9)	(67.4)	(95.3)
Net income	86.0	114.6	282.4	193.3
Net loss (income) attributable to noncontrolling interests	7.5	(7.0)	(11.7)	114.1
Net income attributable to JHG	$93.5	$107.6	$270.7	$307.4

Earnings per share attributable to JHG common shareholders:
Basic	$0.56	$0.65	$1.64	$1.84
Diluted	$0.56	$0.65	$1.64	$1.84

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(70.7)	$(139.2)	$14.3	$(364.0)
Actuarial gains	0.5	0.1	0.7	0.3
Other comprehensive income (loss), net of tax	(70.2)	(139.1)	15.0	(363.7)
Other comprehensive loss (income) attributable to noncontrolling interests	1.0	(20.2)	(0.6)	3.2
Other comprehensive income (loss) attributable to JHG	$(69.2)	$(159.3)	$14.4	$(360.5)
Total comprehensive income (loss)	$15.8	$(24.5)	$297.4	$(170.4)
Total comprehensive loss (income) attributable to noncontrolling interests	8.5	(27.2)	(12.3)	117.3
Total comprehensive income (loss) attributable to JHG	$24.3	$(51.7)	$285.1	$(53.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Nine months ended
	September 30,
	2023	2022
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$282.4	$193.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.0	24.3
Deferred income taxes	(5.2)	9.2
Stock-based compensation plan expense	59.8	68.0
Loss on sale of Intech	—	9.1
Provision for credit losses and contingent consideration adjustments	25.3	—
Investment losses (gains), net	(18.6)	130.6
Contributions to pension plans in excess of costs recognized	(1.3)	0.3
Other, net	(4.0)	(8.3)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(0.5)	(1.8)
Other assets	49.6	114.7
Other accruals and liabilities	(125.4)	(212.1)
Net operating activities	280.1	327.3
Investing activities:
Sales (purchases) of:
Investments, net	(48.5)	34.8
Property, equipment and software	(8.4)	(10.3)
Investments by consolidated seeded investment products, net	(169.8)	21.7
Cash received (paid) on settled seed capital hedges, net	(15.3)	62.6
Dividends received from equity method investments	0.7	0.5
Long-term note with Intech	(1.0)	(13.2)
Proceeds from sale of Intech	—	14.9
Receipt of contingent consideration payments from sale of subsidiaries	0.2	—
Net investing activities	(242.1)	111.0
Financing activities:
Proceeds from stock-based compensation plans	2.5	3.3
Purchase of common stock for stock-based compensation plans	(57.3)	(106.7)
Purchase of common stock for share buyback program	—	(98.9)
Dividends paid to shareholders	(194.0)	(194.5)
Revolving credit facility issuance costs	(1.1)	—
Distributions to noncontrolling interests	—	(1.0)
Third-party sales (purchases) in consolidated seeded investment products, net	174.5	(16.2)
Principal payments under capital lease obligations	(0.4)	(1.2)
Net financing activities	(75.8)	(415.2)
Cash and cash equivalents:
Effect of foreign exchange rate changes	1.7	(106.0)
Net change	(36.1)	(82.9)
At beginning of period	1,176.4	1,118.6
At end of period	$1,140.3	$1,035.7
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6
Cash paid for income taxes, net of refunds	$79.1	$122.1
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,121.2	$1,022.9
Cash and cash equivalents held in consolidated VIEs	19.1	12.8
Total cash and cash equivalents	$1,140.3	$1,035.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended September 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2023	165.7	$248.5	$3,687.1	$(1.1)	$(564.1)	$1,108.6	$2.8	$4,481.8
Net income	—	—	—	—	—	93.5	—	93.5
Other comprehensive loss	—	—	—	—	(69.2)	—	—	(69.2)
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(64.7)	—	(64.7)
Purchase of common stock for stock-based compensation plans	—	—	0.5	(0.3)	—	—	—	0.2
Vesting of stock-based compensation plans	—	—	(0.3)	0.3	—	—	—	—
Stock-based compensation plan expense	—	—	16.9	—	—	—	—	16.9
Proceeds from stock-based compensation plans	—	—	0.2	—	—	—	—	0.2
Balance at September 30, 2023	165.7	$248.5	$3,704.4	$(1.1)	$(633.3)	$1,137.4	$2.8	$4,458.7

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended September 30, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2022	165.7	$248.5	$3,673.6	$(5.9)	$(588.2)	$1,017.8	$2.8	$4,348.6
Net income	—	—	—	—	—	107.6	—	107.6
Other comprehensive loss	—	—	—	—	(159.3)	—	—	(159.3)
Dividends paid to shareholders ($0.39 per share)	—	—	0.1	—	—	(64.8)	—	(64.7)
Purchase of common stock for stock-based compensation plans	—	—	(9.4)	(0.3)	—	—	—	(9.7)
Vesting of stock-based compensation plans	—	—	(2.8)	2.8	—	—	—	—
Stock-based compensation plan expense	—	—	22.2	—	—	—	—	22.2
Proceeds from stock-based compensation plans	—	—	1.1	—	—	—	—	1.1
Balance at September 30, 2022	165.7	$248.5	$3,684.8	$(3.4)	$(747.5)	$1,060.6	$2.8	$4,245.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Nine months ended September 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2023	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	270.7	—	270.7
Other comprehensive income	—	—	—	—	14.4	—	—	14.4
Dividends paid to shareholders ($1.17 per share)	—	—	—	—	—	(194.0)	—	(194.0)
Purchase of common stock for stock-based compensation plans	—	—	(56.5)	(0.8)	—	—	—	(57.3)
Vesting of stock-based compensation plans	—	—	(8.0)	8.0	—	—	—	—
Stock-based compensation plan expense	—	—	59.8	—	—	—	—	59.8
Proceeds from stock-based compensation plans	—	—	2.5	—	—	—	—	2.5
Balance at September 30, 2023	165.7	$248.5	$3,704.4	$(1.1)	$(633.3)	$1,137.4	$2.8	$4,458.7

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Nine months ended September 30, 2022	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2022	169.0	$253.6	$3,771.8	$(55.1)	$(387.0)	$1,040.2	$15.4	$4,638.9
Net income	—	—	—	—	—	307.4	—	307.4
Other comprehensive loss	—	—	—	—	(360.5)	—	—	(360.5)
Dividends paid to shareholders ($1.16 per share)	—	—	0.1	—	—	(194.6)	—	(194.5)
Purchase of common stock from share buyback program	(3.3)	(5.1)	—	—	—	(93.8)	—	(98.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(105.8)	(0.9)	—	—	—	(106.7)
Vesting of stock-based compensation plans	—	—	(52.6)	52.6	—	—	—	—
Stock-based compensation plan expense	—	—	68.0	—	—	—	—	68.0
Proceeds from stock-based compensation plans	—	—	3.3	—	—	—	—	3.3
Balance at September 30, 2022	165.7	$248.5	$3,684.8	$(3.4)	$(747.5)	$1,060.6	$2.8	$4,245.8

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

Note 2 — Dispositions

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech Investment Management LLC (“Intech”), to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). On March 31, 2022, the Management Buyout closed, and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout.

The terms of the transaction also included a $20.0 million seven-year term note subject to two tranches. Intech borrowed the first tranche of $10.0 million at closing while borrowings under the second tranche occurred after closing. As of September 30, 2023, the remainder of the second tranche is not available to Intech. The outstanding principal on the note receivable was $15.9 million as of September 30, 2023, which includes $0.9 million of accrued interest. The first tranche of the term note pays interest at 5.5%, while the second tranche pays interest at 6.0%.

As of September 30, 2023, we established an allowance for the majority of the term note balance, and the fair value of the contingent consideration and option agreement is nil.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of September 30, 2023, and December 31, 2022, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investment securities included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs (in millions):

	September 30,	December 31,
	2023	2022
Unconsolidated VIEs	$15.3	$1.5

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded in our Condensed Consolidated Balance Sheets, including our net interest in these products (in millions):

	September 30,	December 31,
	2023	2022
Investments	$209.1	$206.0
Cash and cash equivalents	5.5	5.8
Other current assets	22.0	1.8
Accounts payable and accrued liabilities	(2.9)	(1.0)
Total	$233.7	$212.6
Redeemable noncontrolling interests in consolidated VREs	(81.0)	(35.1)
JHG's net interest in consolidated VREs	$152.7	$177.5

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investment securities included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs (in millions):

	September 30,	December 31,
	2023	2022
Unconsolidated VREs	$9.2	$3.4

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 4 — Investments

Our investments as of September 30, 2023, and December 31, 2022, are summarized as follows (in millions):

	September 30,	December 31,
	2023	2022
Current investments:
Seeded investment products:
Consolidated VIEs	$315.1	$334.3
Consolidated VREs	209.1	206.0
Unconsolidated VIEs and VREs	24.5	4.9
Separately managed accounts	40.0	29.7
Total seeded investment products	588.7	574.9
Investments related to deferred compensation plans	11.1	10.7
Other investments	8.4	10.3
Total current investments	$608.2	$595.9
Non-current investments:
Equity method investments	30.7	18.7
Total investments	$638.9	$614.6

Net unrealized gains (losses) on investments held as of September 30, 2023 and 2022, gross of noncontrolling interests, for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Unrealized gains (losses) on investments held at period end	$(6.5)	$10.0	$1.1	$(44.6)

Investment Gains (Losses), Net

Investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Seeded investment products and hedges, net	$2.5	$3.3	$17.5	$(14.9)
Third-party ownership interests in seeded investment products	(7.5)	7.0	11.7	(114.1)
Equity method investments	(0.8)	0.2	(12.3)	1.9
Other	(0.1)	0.5	1.7	(3.5)
Investment gains (losses), net	$(5.9)	$11.0	$18.6	$(130.6)

Investment gains (losses), net for the nine months ended September 30, 2023, includes a $12.5 million correction due to an error of previously recognized earnings associated with an equity method investment.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

On June 1, 2023, we announced and closed a newly formed and funded joint venture, Privacore Capital ("Privacore"), an open-architecture provider and trusted consultant for alternative investment products tailored to Private Wealth clients. Upon closing, we made a capital contribution of $25 million. We hold a 49% interest in Privacore and account for this investment under the equity method. We also hold a 20% interest in LongTail Alpha LLC and account for this investment under the equity method.

Cash Flows

Cash flows related to our investments for the nine months ended September 30, 2023 and 2022, are summarized as follows (in millions):

	Nine months ended September 30,
	2023			2022
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(179.9)	$10.1	$(169.8)	$(18.8)	$40.5	$21.7
Investments	(150.1)	101.6	(48.5)	(109.6)	144.4	34.8

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

We were party to the following derivative instruments as of September 30, 2023, and  December 31, 2022 (in millions):

	Notional value
	September 30, 2023	December 31, 2022
Futures	$1,095.7	$196.8
Credit default swaps	106.7	115.1
Total return swaps	40.9	37.2
Foreign currency forward contracts and swaps	173.8	131.7

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Futures	$9.1	$8.7	$6.0	$45.7
Credit default swaps	0.8	0.2	(1.7)	5.8
Total return swaps	5.2	3.1	(6.5)	39.3
Foreign currency forward contracts and swaps	(2.5)	(3.8)	6.3	(13.3)
Total gains (losses) from derivative instruments	$12.6	$8.2	$4.1	$77.5

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of September 30, 2023, and December 31, 2022, are summarized as follows (in millions):

	Fair value
	September 30, 2023	December 31, 2022
Derivative assets	$10.6	$5.3
Derivative liabilities	5.4	4.0

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to hedge seed investments. As of September 30, 2023, and December 31, 2022, the fair value of securities sold but not yet purchased was $1.5 million and $0.5 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

Derivative Instruments Used in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products use derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of September 30, 2023, and  December 31, 2022 (in millions):

	Notional value
	September 30, 2023	December 31, 2022
Futures	$1,751.3	$141.3
Credit default swaps	11.0	2.2
Total return swaps	0.2	10.4
Interest rate swaps	2.1	—
Options	—	0.1
Foreign currency forward contracts and swaps	9.7	18.3

As of September 30, 2023, and December 31, 2022, the derivative assets and liabilities in our Condensed Consolidated Balance Sheets were insignificant.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of September 30, 2023, and December 31, 2022, is summarized as follows (in millions):

	Notional value
	September 30, 2023	December 31, 2022
Foreign currency forward contracts and swaps	$89.1	$74.7

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2023, and December 31, 2022, the derivative assets and liabilities were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2023 and 2022, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2023 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$825.2	$—	$—	$825.2
Investments:
Consolidated VIEs	144.1	170.9	0.1	315.1
Other investments	227.4	65.6	0.1	293.1
Total investments	371.5	236.5	0.2	608.2
Seed hedge derivatives	—	10.6	—	10.6
Derivatives used in consolidated seeded investment products	—	1.2	—	1.2
Derivatives used in foreign currency hedging program	—	0.6	—	0.6
Total assets	$1,196.7	$248.9	$0.2	$1,445.8
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$2.0	$—	$2.0
Derivatives used in foreign currency hedging program	—	0.8	—	0.8
Securities sold, not yet purchased	1.5	—	—	1.5
Seed hedge derivatives	—	5.4	—	5.4
Long-term debt(1)	—	293.7	—	293.7
Deferred bonuses	—	—	92.1	92.1
Total liabilities	$1.5	$301.9	$92.1	$395.5

(1)	Carried at amortized cost and disclosed at fair value.

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of  December 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$688.4	$—	$—	$688.4
Investments:
Consolidated VIEs	275.4	54.0	4.9	334.3
Other investments	171.9	89.4	0.3	261.6
Total investments	447.3	143.4	5.2	595.9
Seed hedge derivatives	—	5.3	—	5.3
Derivatives used in consolidated seeded investment products	—	0.1	—	0.1
Derivatives used in foreign currency hedging program	—	0.4	—	0.4
Option agreement	—	—	0.8	0.8
Contingent consideration from sale of subsidiaries	—	—	12.3	12.3
Total assets	$1,135.7	$149.2	$18.3	$1,303.2
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$0.6	$—	$0.6
Derivatives used in foreign currency hedging program	—	1.1	—	1.1
Securities sold, not yet purchased	0.5	—	—	0.5
Seed hedge derivatives	—	4.0	—	4.0
Long-term debt(1)	—	295.4	—	295.4
Deferred bonuses	—	—	46.5	46.5
Total liabilities	$0.5	$301.1	$46.5	$348.1

(1)	Carried at amortized cost and disclosed at fair value.

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

Level 2 Fair Value Measurements

Our Level 2 fair value measurements consist mostly of investments held by consolidated seeded investment products, derivative instruments and our long-term debt. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of our long-term debt is determined using recent trading activity, which is considered a Level 2 input. The fair value level of unconsolidated investments held in seeded investment products is determined by the NAV, which is considered a quoted price in an active market.

Level 3 Fair Value Measurements

Investments

As of September 30, 2023, and December 31, 2022, certain investments within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three and nine months ended September 30, 2023 and 2022, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning of period fair value	$16.6	$21.1	$18.3	$8.8
Option agreement	—	(1.8)	—	1.3
Contingent consideration from sale of subsidiaries	—	(0.2)	—	12.1
Settlement of contingent consideration	—	—	(0.2)	—
Fair value adjustments	(11.7)	—	(13.1)	(1.8)
Transfers from Level 1	—	—	0.2	0.5
Transfers to Level 1	(4.8)	—	(4.8)	(2.1)
Purchases of securities	—	(0.1)	—	0.9
Sales of securities	0.1	—	(0.2)	(0.3)
Foreign currency translation	—	(0.2)	—	(0.6)
End of period fair value	$0.2	$18.8	$0.2	$18.8

Changes in fair value of our Level 3 liabilities for the three and nine months ended September 30, 2023 and 2022, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning of period fair value	$78.2	$27.6	$46.5	$50.5
Fair value adjustments	(0.7)	(1.2)	1.9	(3.8)
Vesting of deferred bonuses	(0.2)	(0.5)	(34.5)	(36.5)
Amortization of deferred bonuses	15.9	9.6	41.8	28.8
Foreign currency translation	(1.1)	(2.6)	0.6	(6.1)
Additions	—	—	35.8	—
End of period fair value	$92.1	$32.9	$92.1	$32.9

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

Note 7 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during the nine months ended September 30, 2023 and 2022 (in millions):

				Foreign
	December 31,			currency	September 30,
	2022	Amortization	Disposal	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$—	$3.1	$2,049.6
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	—	(0.7)	68.2
Accumulated amortization	(60.7)	(1.5)	—	0.3	(61.9)
Net intangible assets	$2,414.7	$(1.5)	$—	$2.7	$2,415.9

Goodwill	$1,253.1	$—	$—	$6.7	$1,259.8

				Foreign
	December 31,			currency	September 30,
	2021	Amortization	Disposal	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$(67.1)	$2,047.7
Trademarks	366.7	—	(4.7)	—	362.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	(11.0)	72.6
Accumulated amortization	(107.2)	(3.2)	44.7	8.9	(56.8)
Net intangible assets	$2,542.7	$(3.2)	$(44.8)	$(69.2)	$2,425.5

Goodwill	$1,341.5	$—	$(7.0)	$(128.5)	$1,206.0

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

Future Amortization

Expected future amortization expense related to client relationships is summarized below (in millions):

Future amortization	Amount
2023 (remainder of year)	$0.2
2024	0.4
2025	0.4
2026	0.4
2027	0.4
Thereafter	4.5
Total	$6.3

Note 8 — Debt

Our debt as of September 30, 2023, and December 31, 2022, consisted of the following (in millions):

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$305.3	$293.7	$307.5	$295.4

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2023, of $5.3 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability in long-term debt in our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

On June 30, 2023, we entered into a new $200 million, unsecured, revolving credit facility (“Credit Facility”) and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The new Credit Facility has a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. Under the Credit Facility, should our credit rating fall below a predefined threshold, our financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2023, we were in compliance with all covenants, and there were no outstanding borrowings, under the Credit Facility.

Note 9 — Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective tax rate	13.2%	19.6%	19.3%	33.0%

The effective tax rates for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were impacted by the change to our state tax rate. As a result, the U.S. deferred tax assets and liabilities were revalued from 23.9% to 23.5%, creating a non-cash deferred tax benefit of $8.8 million. In addition, the effective tax rate for the nine months ended September 30, 2023, was impacted by the change in noncontrolling interests.

As of September 30, 2023, we had $23.6 million of unrecognized tax benefits held for uncertain tax positions. We estimate that the existing liability for uncertain tax positions could decrease by up to $6.7 million within the next 12 months, without giving effect to changes in foreign currency translation.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2023, and December 31, 2022, consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Consolidated seeded investment products	$245.9	$233.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Opening balance	$389.8	$921.1	$233.9	$148.5
Changes in market value	(7.5)	7.0	11.7	(114.1)
Changes in ownership	(135.4)	(795.3)	0.8	121.9
Foreign currency translation	(1.0)	20.3	(0.5)	(3.2)
Closing balance	$245.9	$153.1	$245.9	$153.1

Note 11 — Long-Term Incentive and Employee Compensation

The following table presents restricted stock and mutual fund awards granted during the three and nine months ended September 30, 2023 (in millions):

	Three months ended	Nine months ended
	September 30,	September 30,
	2023	2023
Restricted stock	$3.7	$66.1
Mutual fund awards	0.1	54.1
Total	$3.8	$120.2

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three and nine months ended September 30, 2023 and 2022, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest cost	$(7.0)	$(3.9)	$(20.7)	$(12.5)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net loss	(0.4)	—	(0.4)	—
Expected return on plan assets	6.9	3.3	20.3	10.5
Net periodic benefit cost	$(0.6)	$(0.7)	$(1.1)	$(2.3)

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2023 and 2022, were as follows (in millions):

	Three months ended September 30,
	2023			2022
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(493.9)	$(70.2)	$(564.1)	$(555.6)	$(32.6)	$(588.2)
Other comprehensive loss	(67.9)	—	(67.9)	(129.4)	—	(129.4)
Reclassifications to net income	(2.8)	0.5	(2.3)	(9.8)	0.1	(9.7)
Total other comprehensive income (loss)	(70.7)	0.5	(70.2)	(139.2)	0.1	(139.1)
Less: other comprehensive loss (income) attributable to noncontrolling interests	1.0	—	1.0	(20.2)	—	(20.2)
Ending balance	$(563.6)	$(69.7)	$(633.3)	$(715.0)	$(32.5)	$(747.5)

	Nine months ended September 30,
	2023			2022
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(577.3)	$(70.4)	$(647.7)	$(354.2)	$(32.8)	$(387.0)
Other comprehensive income (loss)	15.0	—	15.0	(359.9)	—	(359.9)
Reclassifications to net income	(0.7)	0.7	—	(4.1)	0.3	(3.8)
Total other comprehensive income (loss)	14.3	0.7	15.0	(364.0)	0.3	(363.7)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(0.6)	—	(0.6)	3.2	—	3.2
Ending balance	$(563.6)	$(69.7)	$(633.3)	$(715.0)	$(32.5)	$(747.5)

The components of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2023 and 2022, were as follows (in millions):

	Three months ended September 30,
	2023			2022
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$(68.8)	$0.9	$(67.9)	$(130.8)	$1.4	$(129.4)
Reclassifications to net income	(2.3)	—	(2.3)	(9.7)	—	(9.7)
Total other comprehensive income (loss)	$(71.1)	$0.9	$(70.2)	$(140.5)	$1.4	$(139.1)

	Nine months ended September 30,
	2023			2022
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$11.5	$3.5	$15.0	$(364.5)	$4.6	$(359.9)
Reclassifications to net income	—	—	—	(3.8)	—	(3.8)
Total other comprehensive income (loss)	$11.5	$3.5	$15.0	$(368.3)	$4.6	$(363.7)

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to JHG	$93.5	$107.6	$270.7	$307.4
Allocation of earnings to participating stock-based awards	(2.8)	(3.5)	(7.8)	(9.0)
Net income attributable to JHG common shareholders	$90.7	$104.1	$262.9	$298.4

Weighted-average common shares outstanding — basic	160.8	160.5	160.5	162.2
Dilutive effect of nonparticipating stock-based awards	0.1	0.4	0.2	0.4
Weighted-average common shares outstanding — diluted	160.9	160.9	160.7	162.6

Earnings per share:
Basic	$0.56	$0.65	$1.64	$1.84
Diluted	$0.56	$0.65	$1.64	$1.84

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the nine months ended September 30, 2023:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023
$0.39	May 2, 2023	$64.6	May 31, 2023
$0.39	August 1, 2023	$64.7	August 30, 2023

On  October 31, 2023, our Board of Directors declared a $0.39 per share dividend for the third quarter 2023. The quarterly dividend will be paid on November 30, 2023, to shareholders of record at the close of business on November 13, 2023.

Note 15 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (“Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after  September 9, 2016. On January 10, 2023, in response to the defendants’ motion to dismiss filed on November 23, 2022, an amended complaint was filed against the same defendants. The amended complaint names two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, through September 9, 2022, among other things, the defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options; (ii) retaining Janus Henderson funds despite their alleged underperformance; and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On February 9, 2023, the defendants filed an amended motion to dismiss the amended complaint. On March 13, 2023, the plaintiffs filed an opposition to the amended motion to dismiss. The defendants filed their reply to the plaintiffs’ opposition on March 28, 2023. On September 7, 2023, a magistrate judge issued a report and recommendation, which recommended that the motion to dismiss be granted in part and denied in part. On September 21, 2023, the parties filed objections to the report and recommendation. Briefing on the parties’ objections concluded on October 12, 2023. A final ruling by the district court remains pending. Janus US Holdings believes the claims asserted in the amended complaint are without merit and intends to vigorously defend against these claims.

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

Third QUARTER 2023 SUMMARY

Third Quarter 2023 Highlights

●	Solid investment performance, with 65%, 58%, 67% and 72% of our AUM outperforming relevant benchmarks on a one-, three-, five- and 10-year basis, respectively, as of September 30, 2023.

●	AUM decreased to $308.3 billion, down (4%) from June 30, 2023, mainly due to market performance and U.S. dollar appreciation.

●	Net outflows for the third quarter 2023 were $2.6 billion compared to net outflows of $5.8 billion in the third quarter 2022.

●	Third quarter 2023 diluted earnings per share was $0.56, or $0.64 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●

On October 31, 2023, our Board of Directors declared a $0.39 per share dividend for the third quarter 2023 and approved a new share repurchase program pursuant to which we are authorized to repurchase up to $150 million of our common shares.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the third quarter 2023 was $521.0 million, an increase of $8.1 million, or 2%, compared to the third quarter 2022. Key drivers of the increase include the following:

●	An increase of $8.7 million in management fees primarily due to a market-driven increase in average AUM compared to the third quarter 2022.

Total operating expenses for the third quarter 2023 were $399.3 million, an increase of $7.1 million, or 2%, compared to operating expenses in the third quarter 2022. Key drivers of the increase include the following:

●	An increase of $9.0 million in general, administrative and occupancy expenses primarily driven by information technology costs.

Operating income for the third quarter 2023 was $121.7 million, an increase of $1.0 million, or 1%, compared to the third quarter 2022. Our operating margin was 23.4% in the third quarter 2023 compared to 23.5% in the third quarter 2022.

Net income attributable to JHG for the third quarter 2023 was $93.5 million, a decrease of $14.1 million, or (13%), compared to the third quarter 2022. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance include the following:

●

An unfavorable movement of $16.9 million in investment gains (losses), net, partially offset by an increase of $14.5 million in net loss (income) attributable to noncontrolling interests in the third quarter 2023 compared to the third quarter 2022. Movements in investment gains (losses), net and net loss (income) attributable to noncontrolling interests are primarily due to fair value adjustments in relation to our seeded investment products and derivative instruments, and the consolidation and deconsolidation of third-party ownership interests in seeded investment products.

●

A decline of $27.3 million in other non-operating income (expense), net, primarily due to a provision for a credit loss and a contingent consideration adjustment on a previous disposition and unfavorable foreign currency translation, partially offset by an increase in interest income driven by higher interest rates on cash balances.

●

A decrease of $14.7 million in our income tax provision, primarily due to $8.8 million of non-cash deferred tax benefit recognized during the third quarter 2023 related to the change to our state tax rate, resulting in revaluation of our U.S. deferred tax assets and liabilities from 23.9% to 23.5%.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of September 30, 2023:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	83%	46%	56%	60%
Fixed Income	56%	61%	77%	91%
Multi-Asset	4%	98%	96%	97%
Alternatives	65%	97%	97%	100%
Total	65%	58%	67%	72%

Assets Under Management

Our AUM as of September 30, 2023, was $308.3 billion, an increase of $21.0 billion, or 7%, from December 31, 2022, driven primarily by positive market movements of $19.6 billion and net sales of $2.4 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended September 30, 2023, the USD strengthened against GBP, EUR and AUD, resulting in a $3.5 billion decease in our AUM. During the nine months ended September 30, 2023, the USD weakened against GBP and strengthened against EUR and AUD, resulting in a $1.0 billion decrease in our AUM. As of September 30, 2023, approximately 30% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three and nine months ended September 30, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$199.5	$5.7	$(8.0)	$(2.3)	$(6.1)	$(1.9)	$(1.3)	$187.9
Fixed Income	65.9	4.8	(3.9)	0.9	(0.4)	(1.3)	—	65.1
Multi-Asset	47.7	1.0	(1.7)	(0.7)	(1.6)	(0.1)	0.6	45.9
Alternatives	9.0	0.3	(0.8)	(0.5)	0.4	(0.2)	0.7	9.4
Total	$322.1	$11.8	$(14.4)	$(2.6)	$(7.7)	$(3.5)	$—	$308.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$171.3	$25.0	$(24.0)	$1.0	$16.5	$—	$(0.9)	$187.9
Fixed Income	59.8	17.2	(11.7)	5.5	0.8	(1.0)	—	65.1
Multi-Asset	45.5	3.1	(5.3)	(2.2)	2.0	—	0.6	45.9
Alternatives	10.7	1.2	(3.1)	(1.9)	0.3	—	0.3	9.4
Total	$287.3	$46.5	$(44.1)	$2.4	$19.6	$(1.0)	$—	$308.3

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$177.0	$4.8	$(8.9)	$(4.1)	$(7.5)	$(3.6)	$—	$161.8
Fixed Income	64.5	4.4	(5.6)	(1.2)	(2.0)	(2.8)	—	58.5
Multi-Asset	46.5	1.5	(1.7)	(0.2)	(2.1)	(0.4)	—	43.8
Alternatives	11.7	0.7	(1.0)	(0.3)	(0.4)	(0.5)	—	10.5
Total	$299.7	$11.4	$(17.2)	$(5.8)	$(12.0)	$(7.3)	$—	$274.6

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$244.3	$18.8	$(32.5)	$(13.7)	$(61.0)	$(9.1)	$1.3	$161.8
Fixed Income	79.6	15.3	(19.8)	(4.5)	(9.8)	(6.8)	—	58.5
Multi-Asset	59.7	5.4	(8.7)	(3.3)	(11.7)	(0.9)	—	43.8
Alternatives	10.7	6.0	(4.3)	1.7	(0.6)	(1.3)	—	10.5
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Total	$432.3	$45.7	$(71.2)	$(25.5)	$(85.7)	$(18.2)	$(28.3)	$274.6

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to reclassifications of existing funds from Equities to Multi-Asset and Alternatives and from Quantitative Equities to Equities, and disposals relate to the sale of Intech.

Our AUM and flows by client type for the three and nine months ended September 30, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$175.2	$8.9	$(10.2)	$(1.3)	$(4.6)	$(1.8)	$(0.3)	$167.2
Institutional	73.9	2.6	(3.0)	(0.4)	(0.5)	(1.5)	0.1	71.6
Self-directed	73.0	0.3	(1.2)	(0.9)	(2.6)	(0.2)	0.2	69.5
Total	$322.1	$11.8	$(14.4)	$(2.6)	$(7.7)	$(3.5)	$—	$308.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$162.0	$27.9	$(31.5)	$(3.6)	$9.1	$—	$(0.3)	$167.2
Institutional	61.0	17.6	(9.2)	8.4	3.1	(1.0)	0.1	71.6
Self-directed	64.3	1.0	(3.4)	(2.4)	7.4	—	0.2	69.5
Total	$287.3	$46.5	$(44.1)	$2.4	$19.6	$(1.0)	$—	$308.3

	Closing AUM							Closing AUM
	June 30,			Net sales			Reclassifications	September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$165.0	$8.1	$(10.6)	$(2.5)	$(6.8)	$(3.7)	$—	$152.0
Institutional	69.8	3.0	(5.6)	(2.6)	(2.1)	(3.2)	—	61.9
Self-directed	64.9	0.3	(1.0)	(0.7)	(3.1)	(0.4)	—	60.7
Total	$299.7	$11.4	$(17.2)	$(5.8)	$(12.0)	$(7.3)	$—	$274.6

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	September 30,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$215.0	$31.6	$(41.6)	$(10.0)	$(42.8)	$(9.3)	$(0.9)	$152.0
Institutional	127.2	12.8	(25.7)	(12.9)	(17.0)	(8.0)	(27.4)	61.9
Self-directed	90.1	1.3	(3.9)	(2.6)	(25.9)	(0.9)	—	60.7
Total	$432.3	$45.7	$(71.2)	$(25.5)	$(85.7)	$(18.2)	$(28.3)	$274.6

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to reclassifications of existing funds from Equities to Multi-Asset and Alternatives and from Quantitative Equities to Equities, and disposals relate to the sale of Intech.

Average Assets Under Management

The following table presents our average AUM by capability for the three and nine months ended September 30, 2023 and 2022 (in billions):

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
By capability:
Equities	$196.9	$182.4	$191.5	$200.6	8%	(5)%
Fixed Income	66.1	63.7	65.1	70.0	4%	(7)%
Multi-Asset	47.7	47.5	47.1	50.5	0%	(7)%
Alternatives	9.4	11.4	9.8	11.7	(18)%	(16)%
Quantitative Equities	—	—	—	10.3	n/m *	n/m *
Total	$320.1	$305.0	$313.5	$343.1	5%	(9)%

* n/m — Not meaningful.

Closing Assets Under Management

The following table presents the closing AUM by client location as of September 30, 2023 and 2022 (in billions):

	Closing AUM	Closing AUM
	September 30,	September 30,
	2023	2022
By client location:
North America	$181.5	$161.5
EMEA and Latin America	94.7	82.3
Asia Pacific	32.1	30.8
Total	$308.3	$274.6

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

When a readily ascertainable market value does not exist for an investment, the fair value is calculated using a variety of methodologies, including the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors; comparable securities or relevant indices; recent financing rounds; revenue multiples; or a combination thereof. Judgment is used to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. Our Fair Value Pricing Committees are responsible for determining or approving these unquoted prices, which are reported to those charged with governance of the funds and trusts. For funds that invest in markets that are closed at their valuation point, an assessment is made daily to determine whether a fair value pricing adjustment is required to the fund’s valuation. This may be due to significant market movements in other correlated open markets, scheduled market closures or unscheduled market closures as a result of natural disaster or government intervention.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP weakened against the USD during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and the GBP strengthened against the USD during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Revenue (in millions):
Management fees	$434.9	$426.2	$1,273.0	$1,393.8	2%	(9)%
Performance fees	(15.8)	(13.2)	(36.6)	(25.0)	(20)%	(46)%
Shareowner servicing fees	54.9	54.0	159.7	172.7	2%	(8)%
Other revenue	47.0	45.9	137.2	146.9	2%	(7)%
Total revenue	$521.0	$512.9	$1,533.3	$1,688.4	2%	(9)%

Management fees

Management fees increased by $8.7 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to favorable foreign currency translation of $7.1 million.

Management fees decreased by $120.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a market-driven decrease in average AUM.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Performance fees (in millions):
SICAVs	$0.7	$0.8	$2.0	$2.0	(13)%	—%
UK OEICs and unit trusts	—	—	—	0.1	n/m *	(100)%
Absolute return funds and other funds	0.4	0.1	1.2	10.5	n/m *	(89)%
Segregated mandates	0.6	2.5	0.5	2.0	(76)%	(75)%
Investment trusts	—	0.3	9.2	6.7	(100)%	37%
U.S. mutual funds	(17.5)	(16.9)	(49.5)	(46.3)	(4)%	(7)%
Total performance fees	$(15.8)	$(13.2)	$(36.6)	$(25.0)	(20)%	(46)%

* n/m — Not meaningful.

Performance fees decreased by $2.6 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a decline in the performance fees associated with segregated mandates.

Performance fees decreased by $11.6 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in the performance of absolute return funds and other funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees decreased by $13.0 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decline in average AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. Other revenue decreased by $9.7 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decline in average AUM.

Operating Expenses

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2023	2022	2023	2022	2023 vs. 2022	2023 vs. 2022
Operating expenses (in millions):
Employee compensation and benefits	$149.2	$142.5	$437.2	$452.1	5%	(3)%
Long-term incentive plans	32.6	41.1	125.7	133.2	(21)%	(6)%
Distribution expenses	116.0	118.7	342.6	388.3	(2)%	(12)%
Investment administration	12.4	12.5	35.1	37.6	(1)%	(7)%
Marketing	9.6	5.6	27.7	20.8	71%	33%
General, administrative and occupancy	73.7	64.7	207.0	210.1	14%	(1)%
Depreciation and amortization	5.8	7.1	18.0	24.3	(18)%	(26)%
Total operating expenses	$399.3	$392.2	$1,193.3	$1,266.4	2%	(6)%

Employee compensation and benefits

Employee compensation and benefits increased by $6.7 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by unfavorable foreign currency translation of $4.9 million, a $2.0 million increase in project charges driven by less capitalization of internal labor costs related to the order management system transformation project, which was completed in the second quarter of 2023, and $1.9 million of base-pay increases, partially offset by a $2.4 million decline in fixed compensation due to lower headcount.

Employee compensation and benefits decreased by $14.9 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily driven by a $10.9 million decline in fixed compensation due to lower headcount and a $10.3 million decline in variable compensation, partially offset by $5.6 million of base-pay increases.

Long-term incentive plans

Long-term incentive plan expenses decreased by $8.5 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a decrease of $12.0 million for the roll-off of vested awards and the forfeiture of expense related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees. This decline was partially offset by a $1.8 million increase driven by market appreciation of mutual fund share awards and certain long-term incentive awards and unfavorable foreign currency translation of $1.3 million.

Long-term incentive plan expenses decreased by $7.5 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease of $31.5 million for the roll-off of vested awards and the forfeiture of expense related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees, partially offset by a $24.0 million increase driven by market appreciation of mutual fund share awards and certain long-term incentive awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased by $2.7 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and by $45.7 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decline in average AUM subject to distribution expenses.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting decreased by $2.5 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a reduction in fund accounting expenses and administration expenses.

Marketing expenses

Marketing expenses increased by $4.0 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and by $6.9 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in advertising campaigns and sponsored events.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $9.0 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to a $3.2 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project which was completed in the second quarter of 2023, unfavorable foreign currency translation of $2.1 million and a $2.1 million increase in software costs.

General, administrative and occupancy expenses decreased by $3.1 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to a $4.1 million reduction in rent-related expenses, a $3.1 million decrease in recruitment fees, a $2.2 million decrease in research costs and a $2.2 million decrease in non-capitalizable hardware costs. These decreases were partially offset by a $4.8 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project which was completed in the second quarter of 2023, and a $4.0 million increase in software costs primarily related to application licensing fees.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.3 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an $0.8 million decline in the amortization of internally developed software as assets became fully amortized during the current year and a $0.6 million decrease in the amortization of prepaid commissions.

Depreciation and amortization expenses decreased by $6.3 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a $3.4 million decrease in the amortization of prepaid commissions, a $1.3 million decline in the amortization of internally developed software as assets became fully amortized during the current year, and a $1.2 million decrease in the amortization of intangible assets resulting from the sale of Intech, which was recognized during the first quarter 2022.

Non-Operating Income and Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(3.1)	$(9.5)	$(9.5)
Investment gains (losses), net	(5.9)	11.0	18.6	(130.6)
Other non-operating income (expense), net	(13.4)	13.9	0.7	6.7
Income tax provision	(13.2)	(27.9)	(67.4)	(95.3)

Investment gains (losses), net

The components of investment gains (losses), net for the three and nine months ended September 30, 2023 and 2022, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$2.5	$3.3	$17.5	$(14.9)
Third-party ownership interests in seeded investment products	(7.5)	7.0	11.7	(114.1)
Equity method investments	(0.8)	0.2	(12.3)	1.9
Other	(0.1)	0.5	1.7	(3.5)
Investment gains (losses), net	$(5.9)	$11.0	$18.6	$(130.6)

Investment gains (losses), net moved unfavorably by $16.9 million and favorably by $149.2 million during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively. Movements in investment gains (losses), net are primarily due to the consolidation and deconsolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products. In addition, a $12.5 million correction due to an error of previously recognized earnings associated with an equity method investment impacted investment gains (losses), net for the nine months ended September 30, 2023.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income (expense), net

Other non-operating income (expense), net declined $27.3 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due a $13.4 million provision for a credit loss, an $11.9 million contingent consideration fair value adjustment and unfavorable foreign currency revaluation of $13.8 million, partially offset by a $10.6 million increase in interest income driven by higher interest rates on cash balances.

Other non-operating income (expense), net declined $6.0 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decline was primarily due to unfavorable foreign currency revaluation of $14.1 million, a $13.4 million provision for a credit loss and an $11.9 million contingent consideration fair value adjustment. These decreases were partially offset by a $25.7 million increase in interest income, driven by higher interest rates on cash balances, and a loss of $9.1 million related to the sale of Intech, which was recognized in the first quarter 2022.

Income tax provision

Our effective tax rates for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective tax rate	13.2%	19.6%	19.3%	33.0%

The effective tax rates for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were impacted by the change to our state tax rate. As a result, the U.S. deferred tax assets and liabilities were revalued from 23.9% to 23.5%, creating a non-cash deferred tax benefit of $8.8 million. In addition, the effective tax rate for the nine months ended September 30, 2023, was impacted by the change in noncontrolling interests.

Outlook for the Remainder of 2023

We have maintained continuous cost discipline balanced with strategic investments in our business and we expect to attain $50 million in gross-cost efficiencies. The gross-cost efficiencies will be offset by investments in our business and infrastructure to fuel growth. Going forward, we anticipate non-compensation expenses to increase reflecting areas of opportunity, including marketing and advertising in our U.S. intermediary business and investments supporting our other strategic initiatives. Additionally, we will continue amortizing capitalized costs through the general, administrative and occupancy line on our Condensed Consolidated Statements of Comprehensive Income, relating to the order management system transformation project that went live in the second quarter 2023.

Full-year 2023 expectations are listed below:

●	Aggregate performance fees for the full-year 2023 are expected to be towards the negative end of the range of negative $35 million to negative $45 million at current investment performance levels.

●	Adjusted compensation to revenue ratio is expected to be in the mid-40s, on a percentage basis.

●	Adjusted non-compensation operating expenses percentage annual growth rate is expected to be in the mid-single digits.

●	Statutory tax rate is expected to be 24%.

Other information

JHG announced that it has requested and received formal approval to be voluntarily delisted from the Australian Securities Exchange ("ASX"), where our common stock trades in the form of Chess Depository Interests ("CDIs"). We expect that the delisting will occur on or about December 6, 2023. Following the delisting, our CDIs will no longer trade on the ASX; however, JHG common stock will continue to be listed on the NYSE. Our outstanding shares of common stock will not be impacted by the delisting. The delisting from the ASX is not expected to have any material impact on our financial position or operating results other than in relation to savings in compliance and certain ancillary costs associated with maintaining the ASX listing. We intend to provide holders of our CDIs additional information regarding their rights in connection with the delisting, including their ability to sell their CDIs in connection with the delisting or convert their CDIs into common stock tradeable on the NYSE.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended September 30, 2023 and 2022 (in millions, except per share and operating margin data):

	Three months ended
	September 30,
	2023	2022
Reconciliation of revenue to adjusted revenue
Revenue	$521.0	$512.9
Management fees	(41.4)	(46.0)
Shareowner servicing fees	(43.9)	(43.7)
Other revenue	(30.7)	(29.0)
Adjusted revenue(1)	$405.0	$394.2
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$399.3	$392.2
Employee compensation and benefits(2)	(0.9)	—
Long-term incentive plans(2)	2.4	(2.4)
Distribution expenses(1)	(116.0)	(118.7)
General, administrative and occupancy(2)	(4.7)	(1.7)
Depreciation and amortization(3)	(0.5)	(0.6)
Adjusted operating expenses	$279.6	$268.8
Adjusted operating income	125.4	125.4
Operating margin(4)	23.4%	23.5%
Adjusted operating margin(5)	31.0%	31.8%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$93.5	$107.6
Employee compensation and benefits(2)	0.9	—
Long-term incentive plans(2)	(2.4)	2.4
General, administrative and occupancy(2)	4.7	1.7
Depreciation and amortization(3)	0.5	0.6
Investment gains (losses), net(6)	(0.2)	—
Other non-operating income (expense), net(6)	25.6	(10.3)
Income tax provision(7)	(15.9)	(0.9)
Adjusted net income attributable to JHG	106.7	101.1
Less: allocation of earnings to participating stock-based awards	(3.2)	(3.3)
Adjusted net income attributable to JHG common shareholders	$103.5	$97.8
Weighted-average common shares outstanding — diluted	160.9	160.9
Diluted earnings per share(8)	$0.56	$0.65
Adjusted diluted earnings per share(9)	$0.64	$0.61

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

(2)

Adjustments for the three months ended September 30, 2023, include rent expense, rent income and other rent-related adjustments associated with subleased office space, and the acceleration of long-term incentive plan expense related to the departure of certain employees. Adjustments for the three months ended September 30, 2022, primarily consist of the acceleration of long-term incentive plan expense related to the departure of certain employees and rent expense on subleased office space. JHG management believes these costs are not representative of our ongoing operations.

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

(6)

The adjustment for the three months ended September 30, 2023, primarily consists of a provision for a credit loss and a contingent consideration fair value adjustment related to the 2022 sale of Intech. Adjustments for the three months ended September 30, 2022, consist primarily of accumulated foreign currency translation expense related to JHG liquidated entities. JHG management believes these costs are not representative of our ongoing operations.

(7)

The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible. Adjustments for the three months ended September 30, 2023, were impacted by the change to our state tax rate. As a result, the U.S. deferred tax assets and liabilities were revalued from 23.9% to 23.5%, creating a non-cash deferred tax benefit of $8.8 million.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of September 30, 2023, and December 31, 2022 (in millions):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents held by the Company	$1,115.7	$1,156.5
Investments held by the Company	$359.5	$359.1
Fees and other receivables	$232.8	$252.9
Long-term debt	$305.3	$307.5

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for Markets in Financial Instruments Directive (“MiFID”) investment firms (“MIFIDPRU”). The combined capital requirement is £136.0 million ($166.0 million), resulting in £314.9 million ($384.4 million) of capital above the requirement as of September 30, 2023, based upon internal calculations and taking into account the effect of foreseeable dividends. The decrease in requirement is due to the conclusions drawn from our most recent Internal Capital and Risk Assessment (“ICARA”) review process. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

Common Stock Purchases

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (“Share Plan Repurchases”). As a policy, we do not issue new shares to employees as part of our annual compensation practices. The Board of Directors separately approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees. During the third quarter 2023, we did not purchase any shares related to remuneration arrangements or employee entitlements.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the nine months ended September 30, 2023, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023
$0.39	May 2, 2023	$64.6	May 31, 2023
$0.39	August 1, 2023	$64.7	August 30, 2023

On October 31, 2023, our Board of Directors declared a $0.39 per share dividend for the third quarter 2023. The quarterly dividend will be paid on November 30, 2023, to shareholders of record at the close of business on November 13, 2023.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2023, include principal and interest payments related to the 2025 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

As of December 31, 2022, our defined benefit pension plan had a net retirement asset of $94.9 million.

Other Sources of Liquidity

On June 30, 2023, we entered into a new $200 million unsecured, revolving Credit Facility and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2028.

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

Cash Flows

Cash flow data for the nine months ended September 30, 2023 and 2022, was as follows (in millions):

	Nine months ended
	September 30,
	2023	2022
Cash flows provided by (used for):
Operating activities	$280.1	$327.3
Investing activities	(242.1)	111.0
Financing activities	(75.8)	(415.2)
Effect of exchange rate changes on cash and cash equivalents	1.7	(106.0)
Net change in cash and cash equivalents	(36.1)	(82.9)
Cash balance at beginning of period	1,176.4	1,118.6
Cash balance at end of period	$1,140.3	$1,035.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the nine months ended September 30, 2023 and 2022, was as follows (in millions):

	Nine months ended
	September 30,
	2023	2022
Sales (purchases) of investments, net	$(48.5)	$34.8
Sales (purchases) of investments by consolidated seeded investment products, net	(169.8)	21.7
Purchases of property, equipment and software	(8.4)	(10.3)
Cash received (paid) on settled seed capital hedges, net	(15.3)	62.6
Receipt of contingent consideration payments from sale of subsidiaries	0.2	—
Long-term note with Intech	(1.0)	(13.2)
Proceeds from sale of Intech	—	14.9
Dividends received from equity method investments	0.7	0.5
Cash provided by (used for) investing activities	$(242.1)	$111.0

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

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2023 and 2022, was as follows (in millions):

	Nine months ended
	September 30,
	2023	2022
Dividends paid to shareholders	$(194.0)	$(194.5)
Third-party sales (purchases) in consolidated seeded investment products, net	174.5	(16.2)
Purchase of common stock for stock-based compensation plans	(57.3)	(106.7)
Purchase of common stock for share buyback program	—	(98.9)
Proceeds from stock-based compensation plans	2.5	3.3
Other	(1.5)	(2.2)
Cash used for financing activities	$(75.8)	$(415.2)

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

Another significant driver of cash flows within financing activities was the payment of dividends to shareholders and purchases of common stock as part of the 2022 Corporate Buyback Program, which expired in the second quarter 2023, and for stock-based compensation plans. We did not repurchase any shares as part of the 2022 Corporate Buyback Program during the nine months ended September 30, 2023.

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

Item 4.   Controls and Procedures

As of September 30, 2023, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our CEO, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Common Stock Purchases

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (“Share Plan Repurchases”). The Board of Directors separately approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees. During the third quarter 2023, we did not purchase any shares related to remuneration arrangements or employee entitlements.

Items 3 and 4.

Not applicable.

Item 5.    Other Information

Trading Plans of Directors and Officers

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5–1 trading arrangements or non-Rule 10b5–1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Filed with This Report:

Exhibit No.	Document

10.1	Separation and Release Agreement, dated August 16, 2023, between Tiphani Krueger and Janus Henderson Investors US LLC*
31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant
31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant
32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2023

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Brennan Hughes
Brennan Hughes,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)