Form 10-K
period 2023-12-31
JANUS HENDERSON GROUP PLC
filed 2024-02-27
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of common equity held by non-affiliates was $4,514,177,911.25. As of February 23, 2024, there were 161,734,074 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the registrant's definitive proxy statement relating to its 2024 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JANUS HENDERSON GROUP PLC

2023 FORM 10-K ANNUAL REPORT

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

Overview

Janus Henderson Group plc (“JHG,” the “Company,” “we,” “us,” “our” and similar terms), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in investment management across all major asset classes. Through its predecessor companies, JHG traces its linage back to 1934 when Henderson Group plc (“Henderson”) was founded.

We are a client-focused global business with approximately 2,200 employees worldwide and assets under management (“AUM”) of $334.9 billion as of December 31, 2023. We have operations in North America, the United Kingdom (“UK”), continental Europe, Latin America, Japan, Asia and Australia. Our mission is to help clients define and achieve superior financial outcomes through differentiated insights, disciplined investments and world-class service. We are mindful that our thinking and investments help shape the futures of millions of people as we fulfill our purpose of “Investing in a brighter future together.” We manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives.

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

Strategy

Our strategy is based on three strategic pillars: Protect & Grow, Amplify and Diversify. Our strategy is centered on the belief that a combination of relentless focus and disciplined execution across our core business will drive future success as a global active asset manager. Specifically, our strategy lays a strong foundation for sustained organic growth and opportunistic inorganic growth to create value for all of our stakeholders: clients, shareholders and employees. Each of our three strategic pillars is further detailed below.

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

●

Diversify where clients give us the right to win: We are seeking to expand our investment capabilities in areas where our clients are seeking more solutions from us and new investment capabilities that can open new client types (e.g., private credit and insurance).

Financial Highlights

We present our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”); however, JHG management evaluates the profitability of the Company and its ongoing operations using non-GAAP financial measures that are consistent with internal management reporting. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on non-GAAP adjusted measures, including a reconciliation to the comparable GAAP measure.

	Year ended December 31,
	2023	2022	2021
GAAP basis (in millions):
Revenue	$2,101.8	$2,203.6	$2,767.0
Operating expenses	$1,618.1	$1,713.8	$1,946.1
Operating income	$483.7	$489.8	$820.9
Operating margin	23.0%	22.2%	29.7%
Net income attributable to JHG	$392.0	$372.4	$620.0
Diluted earnings per share	$2.37	$2.23	$3.57

Adjusted basis (in millions):
Revenue	$1,645.9	$1,705.3	$2,212.9
Operating expenses	$1,137.2	$1,128.6	$1,251.9
Operating income	$508.7	$576.7	$961.0
Operating margin	30.9%	33.8%	43.4%
Net income attributable to JHG	$435.2	$433.8	$739.5
Diluted earnings per share	$2.63	$2.60	$4.26

Assets Under Management

Our AUM by client type, capability and client location as of December 31, 2023, is presented below (in billions).

Client Type and Distribution Channel

We have a diverse group of intermediary, self-directed and institutional clients around the globe. While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of nearly 900 staff members. A description of each client type and distribution channel is presented below.

Intermediary Channel

The intermediary channel distributes U.S. mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAVs”), Collective Investment Trusts (“CITs”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”) through financial intermediaries, including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. We have made significant investments to grow our presence in the financial advisor subchannel, including enhancing our technology platform and recruiting highly seasoned leaders and client relationship managers. At December 31, 2023, AUM in our intermediary channel totaled $183.4 billion, or 55% of total AUM.

Self-Directed Channel

The self-directed channel serves individual investors who invest in our products through a mutual fund supermarket or directly with us. At December 31, 2023, AUM in our self-directed channel totaled $76.1 billion, or 23% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2023, AUM in our institutional channel totaled $75.4 billion, or 22% of total AUM.

Investment Capabilities

Equities

We offer a wide range of equity strategies encompassing different geographic focuses and investment styles. The Equities teams include those with a global perspective, those with a regional focus (including the U.S., Europe and Asia) and those invested in specialist sectors. A range of growth, value and absolute return styles are employed. These teams generally apply processes based on fundamental research and bottom-up stock picking. As of December 31, 2023, AUM in our Equities capability totaled $205.1 billion, or 61% of total AUM.

Fixed Income

Our Fixed Income teams provide coverage across the asset class, applying a wide range of innovative and differentiated techniques in support of a variety of investment objectives and risk criteria. Our fixed income offering includes teams that apply global unconstrained approaches as well as teams with more focused mandates — based in the U.S., Europe, Asia and Australia. The capabilities of these teams are available through individual strategies and, where appropriate, combined to create multi-strategy offerings. As of December 31, 2023, AUM in our Fixed Income capability totaled $71.5 billion, or 21% of total AUM.

Multi-Asset

Our Multi-Asset capability includes teams in the U.S. and UK that focus on balanced, multi-asset income and strategic asset allocation, as well as multiple adaptive asset allocation strategies. As of December 31, 2023, AUM in our Multi-Asset capability totaled $48.9 billion, or 15% of total AUM.

Alternatives

Our Alternatives capability includes teams with various areas of focus and approach. Alternatives brings together a cross-asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities, and Long/Short Equity. As of December 31, 2023, AUM in our Alternatives capability totaled $9.4 billion, or 3% of total AUM.

Client Locations

North America

Our North America region serves clients throughout North America and represents our largest geographical concentration of AUM. The North America distribution network serves a diverse set of clients across financial intermediaries, institutions and self-directed channels. As of December 31, 2023, total North America AUM was $198.6 billion, and we employed 143 and 244 investment and distribution professionals, respectively, across this region.

EMEA and Latin America

Our EMEA (“Europe, the Middle East and Africa”) and Latin America region serves clients throughout the UK and Continental Europe and supports our evolving business in Latin America and the Middle East. The region includes a strong retail and institutional client base in the UK; strong relationships with global distributors in Continental Europe; and an organic build-out of our Latin America business, which is gaining momentum. As of December 31, 2023, total EMEA and Latin America AUM was $102.9 billion, and the region employed 155 and 230 investment and distribution professionals, respectively.

Asia Pacific

Our Asia Pacific region serves clients throughout Australia, Japan and other regions of Asia. Australian distribution offers a suite of global and domestic capabilities. Our broader business in the Asia Pacific region continues to evolve with growing brand presence. As of December 31, 2023, Asia Pacific AUM was $33.4 billion, and the region employed 43 and 68 investment and distribution professionals, respectively.

Human Capital

With nearly 2,200 employees worldwide, we are proud of our global presence and diversity. It is through the diversity of our people — whose varied skills, backgrounds and cultures shape our outlook — that we can explore unique avenues and uncover opportunities unseen by others in our industry. Our people-focused culture is driven by collaboration and connection. Our employees are committed to achieving our purpose, and their values and actions align to JHG’s values: Clients come first, always; Execution supersedes intention; Together we win; Diversity improves results; and Truth builds trust. We recognize that the success of JHG is dependent on the unique talents and contributions of our diverse workforce, and we are invested in our employees’ success. We are committed to:

●	Attracting great people into roles with a sense of purpose;
●	Helping them realize their highest potential and make a real impact; and
●	Supporting their ambitions throughout their career.

Headcount

As of December 31, 2023 and 2022, we had 2,196 and 2,181 employees, respectively. Our diverse workforce includes trainees, apprentices and fixed-term employees working alongside our permanent part- and full-time employees. Contractors and other temporary employees are excluded in the tables below.

2023 Headcount	Permanent	Fixed-Term Worker	Trainee	Apprentice	Total
EMEA	980	31	11	11	1,033
North America	977	—	—	1	978
Asia Pacific	174	9	2	—	185
Total	2,131	40	13	12	2,196

2022 Headcount	Permanent	Fixed-Term Worker	Trainee	Apprentice	Total
EMEA	965	32	6	15	1,018
North America	979	—	—	2	981
Asia Pacific	168	13	1	—	182
Total	2,112	45	7	17	2,181

Talent Acquisition

We build our workforce from within our existing talent pool whenever possible. If we are unable to identify the right candidate for an open position from within, we look externally for the best talent. We search for candidates through a variety of different channels to ensure we access a diverse slate of candidates. Where possible, our internal talent acquisition team will source for this talent directly. For a few roles, we will engage the support of external recruitment consultants or search firms, whose values and methods of recruitment align with our goals of finding the best talent in the market. Our Talent Acquisition team strives to source a diverse candidate pool for every open position with the goal of creating a workforce that reflects the communities in which we operate.

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

Employee Engagement

We value feedback from our employees. We look for opportunities to solicit their opinions and insights to help us understand what we are doing well and potential areas of improvement. In 2023, approximately 88% of our employees responded to our annual employee opinion survey. Results are shared with our Board of Directors and are cascaded from senior leaders to all employees. Managers and employees develop action plans to address topics of concern and continually improve our workplace. In addition to the 2023 employee opinion survey, we:

●	Placed significant focus on the adoption and embedding of our rearticulated mission, values and purpose to encourage a sense of belonging and common objective across our employee base;
●	Continued to dedicate time and resources to employee career progression by hosting a career week where employees participated in live learning events and discussions; invested in our high potential talent through the Leadership Excellence and Development program (“LEAD”); and relaunched our early careers initiatives across the globe; and
●	Maintained focus on our diversity, equity and inclusion (“DEI”) initiatives, as well as supporting our many Employee Resource Groups to achieve their aims.

Diversity, Equity and Inclusion

We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our employees. DEI efforts are about valuing our differences and continually identifying ways to improve our cultural intelligence, which ultimately leads to better decision-making and a more tailored client experience.

Our recent accomplishments include the following:

●	Continued to foster a diverse workforce where:
o	38% of employees globally are women and
o	22% of employees globally are ethnically diverse;
●	Increased the number of employees that identify as having a disability from 7% to 8%;
●	Enhanced our global parental leave policy and leave pay;
●	Streamlined our job descriptions to remove unintended barriers and created them for the skill sets needed for tomorrow;
●	Facilitated over 35 sessions focused on topics such as neurodiversity, allyship, sign language, single parenting, belonging and mental health support for employees in the workplace;
●	Achieved a DEI Employee Engagement score of 85%, which is aligned with the 75th percentile New Measures industry benchmark;
●

Recognized by Bloomberg Gender Equality, LGBT Great and Human Rights Campaign Foundation Index for our transparent and inclusive practices and received 100% on the Human Rights Campaign Foundation Index;

●	Implemented interview training for hiring managers and reinforced our commitment to having diverse interview panels and candidates for open roles; and
●	Globally, our base pay gender pay gap has continued to improve year-over-year but our mean bonus gap slightly increased due to outperformance in a specific portion of our investor base with low female representation.

Employee Compensation and Benefits

Our compensation framework is designed to reward performance and reinforce the alignment of interests among our employees, clients and shareholders. We regularly review industry benchmark data and maintain competitive compensation levels to ensure we are able to attract and retain top talent. Variable incentive compensation for most of our employees is funded based on JHG profits. While individual awards are fully discretionary, performance assessments take into account financial and strategic (non-financial) factors, including company, department, team and individual performance.

The ongoing health and well-being of our employees is important to us, and the inclusive benefits we provide enable employees and their families to achieve healthy, balanced and happy lifestyles. We support our employees’ financial goals and retirement saving by making contributions toward their retirement and pension schemes and offering an employee stock purchase plan.

Turnover

We monitor and analyze turnover, including voluntary, involuntary and reduction in force (“RIF”)/layoffs. Our voluntary turnover rates are consistent with a certain benchmark for our industry. We develop talent profiles and succession plans to ensure we are cultivating the next generation of leaders to contribute to our long-term business success. These provide us with the ability to effectively manage turnover and to retain and develop our most highly skilled employees.

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

Seasonality

Our revenue streams are not seasonal in nature, with management fees and other income generally accruing evenly throughout the year. However, performance fee revenue is the exception. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. These fees are often subject to a high-water mark (“HWM”). Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund and client contracts allow for negative performance fees where there is underperformance against the relevant index. Given the uncertain nature of performance fees, they tend to fluctuate from period to period.

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

Regulation

The investment management industry is subject to extensive federal, state and international laws and regulations intended to benefit and protect investment advisory clients and investors in pooled investment vehicles, such as those managed, advised or subadvised by us. The costs of complying with such laws and regulations have grown significantly in recent years and may continue to grow in the future, which could significantly increase our costs of doing business as a global asset manager. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of businesses and to impose sanctions for failure to comply with laws and regulations. Possible consequences for failure to comply include voiding of investment advisory and subadvisory agreements, suspension of individual employees (particularly investment management and sales personnel), limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, disgorgement of profits, and imposition of censures and fines. Further, failure to comply with such laws and regulations may provide the basis for civil litigation that may also result in significant costs and reputational harm to us.

U.S. Regulation

Certain of our U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including the U.S. Securities and Exchange Commission (“SEC”), U.S. Department of Justice, U.S. Department of Labor (“DOL”), Financial Industry Regulatory Authority (“FINRA”), Internal Revenue Service, U.S. Commodity Futures Trading Commission (“CFTC”) and National Futures Association (“NFA”). We continue to see enhanced legislative and regulatory interest in the regulation of financial services and investment products in the U.S. through existing and proposed rules and regulations, regulatory priorities and pronouncements, enforcement actions and general discussions around expanded and updated requirements. For example, the SEC has recently proposed and/or adopted a number of new rules covering a wide range of topics, including derivatives usage; liquidity management; marketing; swing pricing; safeguarding of client assets; outsourcing of covered functions; cybersecurity; predictive analytics; private fund disclosures and restrictions; shareholder and regulatory reporting; fund names; and environmental, social and governance (“ESG”) disclosures. We also continue to see continued enforcement of, and changes in enforcement practices around, existing laws, rules and regulations, including new applications of the compliance program rule to address current regulatory gaps (e.g., maintenance of electronic records and “off-channel” communications).

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

Employee Retirement Income Security Act

Certain of our subsidiaries are also subject to the Employee Retirement Income Security Act (“ERISA”) and related regulations to the extent they are considered fiduciaries under ERISA with respect to some of their investment advisory clients. ERISA-related provisions of the Code and regulations issued by the DOL impose duties on persons who are fiduciaries under ERISA and prohibit some transactions involving the assets of each ERISA plan that is a client of a subsidiary of ours, as well as some transactions by the fiduciaries and various other related parties of such plans.

U.S. Commodity Futures Trading Commission

Certain of our subsidiaries are registered with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisers (“CTAs”), and certain of our subsidiaries have become members of the NFA in connection with the operation of certain of our products. The Commodity Exchange Act and related regulations generally impose certain registration, reporting and disclosure requirements on CPOs; CTAs; and products that utilize the futures, swaps and other derivatives that are subject to CFTC regulation. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or NFA may institute proceedings to enforce applicable rules and regulations, and violations may result in fines, censure or the termination of CPO and/or CTA registration and NFA membership.

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

State Laws and Regulations

As reflected above, certain of our activities, products, entities and employees are also subject to state laws and regulations. Those laws and regulations reinforce, supplement and, in certain cases, extend beyond the federal laws and regulations in various respects. For instance, the processing of personal information of California residents is subject to the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”). Similar to the EU Global Data Protection Regulation, the CCPA and CPRA create rights in favor of natural persons and impose obligations on businesses for the handling, disclosure and deletion of personal information. Other U.S. states have adopted similarly comprehensive data privacy laws over the past several years. The failure to comply with applicable state laws and regulations may result in fines, heightened regulatory scrutiny, litigation and/or reputational harm.

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

The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) was transposed into EU member state law. AIFMD regulates managers of, and service providers to, alternative investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the UCITS directive discussed below. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies; capital requirements; reporting requirements; leverage oversight; valuation; reporting stakes in EU companies; the domicile, duties and liability of custodians; and liquidity management. The UK has adopted the AIFMD rules principally via secondary legislation FCA rules.

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

Luxembourg

In Luxembourg, our subsidiary, Janus Henderson Investors Europe S.A. (“JHIESA”), is authorized and regulated by the Commission de Surveillance du Secteur Financier as a UCITS management company, with additional regulatory permissions to provide portfolio management services regulated under MiFID II. JHIESA has established six branches: Italy (Milan), Germany (Frankfurt), Spain (Madrid), France (Paris), the Netherlands (Amsterdam) and Denmark (Copenhagen). The main objective of these branches is the distribution of JHG Group products within the EU. Since September 2022, the Danish branch has also made use of JHIESA’s extended portfolio management permissions under MiFID II. JHIESA has been appointed management company of the following funds and fund structures:

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

Jersey

Janus Henderson Investors (Jersey) Limited is registered under Article 9 of the Financial Services (Jersey) Law 1998, as amended (“Law”) in respect of Fund Services Business. The company was established to operate a fund management business in Jersey, providing portfolio management services to funds and segregated mandates. The company is authorized and supervised by the Jersey Financial Services Commission in respect of its activities.

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

Australia

In Australia, several of our subsidiaries operate under an Australian Financial Services license, and their activities are governed primarily by the Corporations Act 2001 (Cth) and its associated regulations. Their main regulator is the Australian Securities and Investments Commission (“ASIC”), which is Australia’s integrated corporate, markets, financial services and consumer credit regulator. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Multiple subsidiaries also act as product issuers for ETFs that are Quoted Managed Funds on the Cboe exchange (“Cboe”) and the AQUA market of the Australian Securities Exchange (“ASX”). Therefore, our subsidiaries must comply with the Cboe operating rules and procedures as well as the ASX Operating Rules and the ASX Operating Rules Procedures. Another key regulator is the Australian Transaction Reports and Analysis Centre (“AUSTRAC”), which applies a number of reporting and other obligations under the Anti-Money Laundering and Countering Financing of Terrorism Act 2006 (“AML/CFT Act”).

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

This regulatory agency has broad supervisory and disciplinary powers, including, among others, the power to temporarily or permanently revoke the authorization to conduct regulated business, suspend registered employees, and censure and fine both regulated businesses and their registered employees.

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

ESG and Climate Disclosure Regulations

ESG topics and climate-related disclosures continue to be the focus of increased regulatory scrutiny across jurisdictions. In the U.S., the SEC has proposed climate disclosure rules to require public issuers to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements. In addition, we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements. Outside of the U.S., the EU has published the corporate sustainability reporting directive (“CSRD”) which requires EU businesses to report on the environmental and social impact of their business activities, and on the business impact of their ESG efforts and initiatives. In the UK, the FCA published a new regime on sustainability disclosure requirements (“SDR”) and investment labels, which will be applicable to our UK subsidiaries in 2024. We are continuing to evaluate how the evolving regulations will impact JHG and its subsidiaries.

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

Charters for the Audit Committee, Human Capital and Compensation Committee, Governance and Nominations Committee, and Risk Committee of our Board of Directors, as well as our Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics for Senior Financial Officers (our “Senior Officer Code”) are posted on the Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. Within the time period prescribed by the SEC and New York Stock Exchange (“NYSE”) regulations, we will post on our website any amendment to our Senior Officer Code or our Code of Business Conduct and any waivers thereof for directors or executive officers. The information on our website is not incorporated by reference into this report.

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

Factors that could cause our AUM and revenue to decline include the following:

●

Declines in equity markets. Our AUM is concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, inflation, and geopolitical and economic risks. Declines in the equity markets, or in the market segments in which our investment products are concentrated, have in the past, and could in the future, cause our AUM to decrease.

●

Declines in fixed income markets. Fixed income investment products may decline in value as a result of various factors, principally increases in interest rates (partly due to inflationary expectations), changes in currency exchange rates, changes in relative yield among instruments with different maturities, geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations. Declines in the fixed income markets, or in the market segments in which our investment products are concentrated, have in the past, and could in the future, cause our AUM to decrease.

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

●	As a consequence of damage to our reputation;
●	Due to portfolio risk characteristics, which could cause investors to move assets to other investment managers; or
●

As a result of changes to the investor’s business model that could cause them to reduce their investments with us, such as moving away from a sub-advised business model or exiting the mutual fund business.

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

The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have, in the past, and could in the future, result in significant decreases in our AUM, revenues and income. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.

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

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (“UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2023, the UK Pension Scheme had a net pension asset of $85.3 million. Our funding obligations for the UK Pension Scheme may be adversely affected by many factors, including poorer than expected long-term return on plan assets; longer life expectancy; changes in actuarial assumptions by reference to which our contributions are assessed, such as changes to assumptions on interest rates and inflation; changes to the regulatory regime for funding defined benefit pension schemes in the UK; and other factors. We may also be subject to obligations to contribute funds or take other action imposed by the Pension Protection Fund in connection with the UK Pension Scheme. If we were required to increase our contributions in the future to cover any increased funding shortfall, levy by the Pension Protection Fund and/or expenses in the UK Pension Scheme, our results and financial condition could be adversely affected.

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

The investment management business is highly competitive. In recent years, established firms and new entrants to the asset management industry have expanded their application of technology, including the use of robo advisers and artificial intelligence (“AI”), to provide services to clients. Our traditional fee structures may be subject to downward pressure due to these factors. Moreover, the asset management industry is facing transformative pressures and trends from a variety of different sources, including a trend toward lower fee investment products, as evidenced by the movement toward passively managed mutual funds and the growth of lower cost funds such as exchange-traded, smart beta and quantitative funds. Fees for actively managed investment products may continue to come under increased pressure if such products fail to outperform returns for comparable passively managed products or as a consequence of regulatory intervention. Fee reductions on existing or future new business, as well as changes in regulations pertaining to fees, could adversely affect our results of operations and financial condition. Additionally, we compete with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment products to meet the changing needs of investors. Failure to adequately compete could adversely affect our AUM, results of operations and financial condition.

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

Our ability to market and distribute our investment products is significantly dependent on access to the client base of financial intermediaries, such as insurance companies, defined contribution plan administrators, securities firms, broker-dealers, financial advisors, multi-managers, banks and other distribution channels. These companies generally offer their clients’ various investment products in addition to, and competitive with, products offered by us. In addition, our existing relationships with third-party distributors and access to new distributors could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products or increased competition to access third-party distribution channels. Moreover, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional fiduciary or other regulations could lead to further changes, potentially resulting in reduced distribution of certain of our products. Our inability to access clients through third-party distribution channels could adversely affect our business prospects, AUM, results of operations and financial condition.

The global scope of our business subjects us to market-specific political, economic and other risks that may adversely impact our revenue and income generated overseas.

Our global portfolios and revenue derived from managing these portfolios are subject to significant risks of loss as a result of political, economic and diplomatic developments; currency fluctuations; social instability; global hostilities; changes in governmental policies, regulation and enforcement; expropriation; nationalization; asset confiscation; and changes in legislation related to ownership of non-U.S. securities.

Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, and such events may also adversely impact other markets. Global economic conditions also affect the mix, market values and levels of our AUM and are difficult to predict. Political, economic and environmental events in any country or region could result in significant declines in equity and/or fixed income securities with exposure to such a country or region and, to the extent that we have a concentration of AUM in such a country or region, could result in a material adverse effect on our AUM, results of operations and financial condition. For example, Russia’s invasion of Ukraine and the conflict between Israel and Hamas have significantly impacted the global economy and financial markets and may continue to have an adverse impact on our investment performance and flows in certain products. There is a risk that these conflicts, as well as any future conflicts, may spread more broadly, increasing the potential adverse impact on our AUM, results of operations and financial condition. We will continue to monitor any direct and indirect impacts of these circumstances on our business, financial results and operations, although it is not possible to predict the broader consequences of these ongoing conflicts at this time.

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

Our reputation is critical to the success of our business. Harm to our reputation could reduce our AUM and impact sales, which could adversely affect our revenue and net income.

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

At December 31, 2023, our goodwill and intangible assets totaled $3,721.6 million. The value of these assets may not be realized for a variety of reasons, including significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our results of operations and financial condition.

Our business depends on investment management agreements that are subject to termination, non-renewal or reductions in fees.

We derive revenue from investment management agreements with investment funds, institutional investors and other investors. With respect to investment management agreements with U.S. mutual funds, these agreements may be terminated by either party with notice, or in the event of an “assignment” (as defined in the Investment Company Act), and must be approved and renewed annually by the independent members of each fund’s board of directors or trustees or its shareholders, as required by law. In addition, the board of directors or trustees of certain investment funds and institutional and other investors generally may terminate their investment management agreements upon written notice for any reason and without penalty. U.S. mutual funds, investment funds or other investors may choose to exercise such termination rights at any time. In addition, the annual review of investment management agreements with U.S. mutual funds, as required by law, could result in a reduction in our advisory fee revenues. The termination of, or failure to renew, one or more of these agreements could have a material adverse effect on our AUM, results of operations and financial condition.

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

●	Expenses incurred to support distribution of our investment strategies and services, develop new strategies and services, and enhance our technology, compliance and other infrastructure;
●	Impairments of intangible assets or goodwill; and
●	Impact of inflation and interest rate changes.

Increases in the level of our expenses, or our inability to reduce the level of expenses when necessary, could materially affect our operating results.

We may engage in strategic transactions that could pose risks to our business, financial condition and global operations.

As part of our global business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices or other terms, have sufficient capital resources to accomplish our strategy or be successful in entering into agreements for strategic transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges, including:

●	Difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures);
●	Assumed or unforeseen liabilities that arise in connection with the acquired businesses;
●	Disputes with counterparties, including the possible failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses;
●	Adverse effects on our earnings if acquired intangible assets or goodwill become impaired; and
●	The possible need for us to increase our firm's leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing shareholders.

Acquisitions also pose the risk that any business we acquire may lose customers, intermediaries or employees or could under-perform relative to growth expectations or expected synergies from the acquired businesses. Additionally, the loss of investment personnel poses the risk that we may lose the AUM we expected to manage, which could adversely affect our results of operations.

Entries into definitive agreements for material transactions typically are announced publicly even though completion of these transactions may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated.

In addition, from time to time, we may enter into joint ventures or take minority stakes in companies in which we do not have control. These investments may involve risks, including the risk that the controlling stakeholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours. The business decisions or other actions or omissions of the controlling stakeholder, joint venture partner or the entity itself may result in liability to us or harm to our reputation, or adversely affect the value of our investment in the entity.

Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases, such as COVID-19, and such adverse effects may continue.

The outbreak and spread of COVID-19, a highly transmissible and pathogenic disease, resulted in a widespread national and global public health crisis and created significant volatility, uncertainty and economic disruption. While COVID-19 did not have a material adverse effect on our business, operations and financial results during the year ended December 31, 2023, the extent to which the pandemic and other epidemics or pandemics impact our business, operations and financial results in the future will depend on numerous factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

Operational and Technology Risks

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information against cyberattacks or other security breaches or if our business processes are not sufficiently resilient.

We depend on the continued effectiveness of our information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through such systems.

As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to secure and protect such information. Nevertheless, all technology systems remain susceptible to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code. In addition, authorized persons could inadvertently or intentionally misappropriate or release confidential or proprietary information. Any breach or other failure of our technology or operational controls, including those of third parties with which we do business, or any failure to timely and effectively identify and respond to a breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional costs to mitigate against future incidents and litigation costs resulting from the incident. Our use of mobile and cloud technologies and AI applications could heighten these and other operational risks, and any failure by the providers of these services to prevent cyberattacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. Moreover, any loss of confidential customer identification information could harm our reputation, result in the termination of certain contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

Security breaches, including cyberattacks and phishing attacks, have become increasingly sophisticated. Cyberattacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm, or induce employees, clients or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Also, increasing use of AI may heighten these risks. There can be no assurance that our investments in precautions and safeguards will protect our business from all attempted cyberattacks or other incidents. Recent well-publicized security breaches at other companies have exposed failures to keep pace with the threats posed by cyberattackers and have led to increased government and regulatory scrutiny, including investigations and enforcement actions, which could lead to increased costs or fines or public censure. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

Due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them are subject to a successful cyberattack or other information security event, including those arising from the use of mobile technology, a third-party cloud environment or AI applications. Certain software applications that we use in our business are licensed by, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Also, such third-party applications may include confidential and proprietary data provided by vendors and by us. We may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data for losses related to the data, or if data we provide is deemed to infringe upon the rights of others.

Finally, cybersecurity, data privacy and AI have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. Our failure to comply with these and other applicable requirements could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations and financial condition.

We are incorporating artificial intelligence into some of our business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.

We have begun using AI and machine learning technologies to enhance certain workflows and processes used in our business, and our research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI technology is continuously evolving, and we may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

The use of AI applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI presents emerging ethical issues, and we may be unsuccessful in identifying and resolving these issues before they arise. If our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.

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

We face the inherent risk of liability and costs related to or arising from claims from clients, employees and other third parties; actions taken by regulatory agencies; losses arising from fraud or other criminal activity; and costs and losses associated with cyber incidents. To help protect against these and other potential liabilities, we have purchased insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices, we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits; that an insurer will meet its obligations regarding coverage; or that insurance coverage will continue to be available on a cost-effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain types of insurance coverage may not be available or may only be available at prohibitive cost. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

We depend on third-party service providers and other key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles, and other distribution and operational needs. If our third-party service providers or other key vendors fail to fulfill their obligations, experience service interruptions, cease providing their services on short notice or otherwise provide inadequate service, operational and regulatory problems could occur, including with respect to certain of our products, which could result in losses, enforcement actions or reputational harm, and which could negatively impact our AUM, results of operations and financial condition.

Our inability to recover successfully, should we experience a disaster or other business continuity problem, could cause material financial loss, regulatory actions, legal liability and/or reputational harm.

Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including the UK, the U.S., Luxembourg and Australia. Should we, or any of our critical service providers, experience a significant local or regional disaster or other event that disrupts business continuity, such as an earthquake, hurricane, tsunami, terrorist attack, epidemic or pandemic, or other natural or man-made disaster, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our technology, computer, telecommunications and other systems and operations that are critical to our business. We have developed various backup systems and contingency plans, but no assurance can be given that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we will rely to varying degrees on outside vendors for disaster recovery support, and no assurance can be given that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could damage our reputation and lead to a loss of customers and have an adverse effect on our AUM, revenue and net income.

Climate change-related risks could adversely affect our business, products, operations and clients, which may cause our AUM, revenue and earnings to decline.

Our business and those of our clients could be impacted by risks related to climate change. Climate change may present risk to us through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate over the short, medium and long term. Such risks may include extreme weather events, rising sea levels and changes in temperature, which may damage infrastructure and facilities, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from our exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market changes. For instance, new regulations or guidance relating to climate change, as well as the perspectives of stakeholders regarding climate change, may impact our investment products, business processes and reputation, which could increase our costs of doing business. At times, regulations and market demands regarding climate impact in one region may be in direct conflict with regulations and market demands in another region, which may create risk that our activity in one region adversely impacts activity in the other. Climate-related physical and transition risks could impact us both directly and indirectly through adverse impacts on our clients, including as a result of declines in asset values, changes in client investing preferences, increased regulatory and compliance costs, and significant business disruptions. Any of these risks may cause our AUM, revenue and earnings to decline.

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

From time to time, we receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. In addition, from time to time, we are named as a party in litigation. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Among other things, such matters may result in substantial fines, censure, legal damages, suspension of personnel, revocation of licenses and reputational damage, which may reduce our sales and increase redemptions. Eventual exposures from and expenses incurred relating to any examinations, investigations, litigation and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

We operate in an industry that is subject to extensive, complex, overlapping and sometimes conflicting regulation and supervision around the world, and any enforcement action or changes in the laws or regulations governing our business could adversely affect our AUM, results of operations or financial condition.

Like all investment management firms, our activities, products and services are highly regulated in almost all markets in which we conduct business, including the U.S., the UK, Continental Europe, Australia, Singapore and other international markets. Compliance with these regulations is costly and complex.

Laws and regulations applied at the international, national, state or provincial and local levels generally grant governmental agencies and industry self-regulatory authorities' broad administrative discretion over our activities, including the power to limit or restrict our business activities; conduct examinations, risk assessments, investigations and capital adequacy reviews; and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements that negatively impact the way in which we conduct business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions that could lead to sanctions, including the potential revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or key personnel, or the imposition of increasingly substantial fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our AUM and revenues, any of which could have an adverse impact on our results of operations or financial condition.

The regulatory environment in which we operate changes frequently and has seen a significant increase in proposed and adopted regulations in recent years. Certain enacted provisions and proposals for new regulation are potentially far-reaching and, depending upon their implementation, could increase the cost of offering investment products and services in the markets where we conduct business and have material adverse effects on our business, results of operations or financial condition. Additionally, challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks and impacts if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. The aggressive pace, scope and complexity of regulatory change place additional demands on resources and introduces additional operational strains, which may impact our ability to fully and timely satisfy those regulatory requirements or constrain our ability to pursue other strategic projects and business priorities.

In the U.S., government agencies like the SEC have proposed or adopted several new regulations that have increased our regulatory burdens and related compliance costs. These include the Dodd-Frank Act and regulations related to private funds, cybersecurity risk management, shortening the securities transaction settlement cycle, the investment company names rule, ESG disclosures for investment advisers and investment companies, outsourcing and fund liquidity risk management programs, swing pricing and money market fund reforms. The SEC and other agencies and institutions have taken action, and may continue to take further action, in response to global financial market developments, internal political dynamics and perennial industry challenges, such as conflicts of interest. Further actions by regulatory authorities could include new rules and requirements that may be applicable to us, the effect of which could have additional adverse consequences to our business, results of operations or financial condition.

The EU has promulgated or is considering various new or revised legislation pertaining to financial services firms, including investment managers. On November 10, 2023, the EU published the final compromise text amending the Alternative Investment Funds Managers Directive (“AIFMD II”). Key changes include a new pan-European regime for loan origination funds, amendments to delegation and depositary processes, and enhanced reporting and transparency requirements. Such regulatory changes may have a direct impact on the revenue of our business should they result in structural or operational changes and may increase operational or compliance costs. We do not believe implementation of these requirements will fundamentally change the asset management industry or cause us to reconsider our fundamental strategy, but certain provisions may require us to change or impose new limitations on the manner in which we conduct business and may result in increased fee and margin pressure from clients.

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

Many of the investment management agreements under which we manage assets or provide services specify investment guidelines or requirements that we are required to observe. Laws and regulations also impose similar requirements for certain accounts. A failure to follow these guidelines or requirements, or implement them appropriately, could result in damage to our reputation or in clients seeking to recover losses, withdrawing their assets or terminating their contracts, any one of which could cause revenues and profitability to decline. In addition, a breach of these investment guidelines or requirements could result in regulatory investigation, censure and/or fines.

The exit of the UK from the EU could adversely impact our business, results of operations and financial condition.

The UK’s withdrawal from the EU occurred on January 31, 2020, and following a transition period, the UK and the EU agreed to a Trade and Cooperation Agreement on December 24, 2020 (“TCA”), which governs the UK’s relationship with the EU. While the TCA regulates a number of important areas, significant parts of the UK economy are not addressed in detail, including the services sector, which represents the largest component of the UK economy. A number of issues have been the subject of further bilateral negotiations. One of the subjects of these negotiations has been a Memorandum of Understanding (“MoU”) between the EU and UK covering financial services, which was signed on June 27, 2023. The MoU established a cooperative framework, focusing on shared objectives and creating a forum for official market dialogue, rather than a roadmap to restore pre-Brexit mutual freedoms. The new relationship between the UK and the EU remains uncertain and could in the short term, and possibly for longer, cause disruptions to, and create uncertainty in, the UK and European economies; prejudice to financial services businesses such as ours that are conducting business in the EU and that are based in the UK; legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations; and the unavailability of timely information as to expected legal, tax and other regimes. A failure to reach an agreement for a sustainable and practical financial services regulatory relationship between the UK and the EU, whether on the basis of equivalence, mutual recognition or otherwise, could harm our operations and returns. To date, neither the EU nor UK have granted one another meaningful forms of market access, leaving financial services firms wishing to service either market to set up local operations with suitable regulatory licenses or to operate under exemptions from licensing requirements.

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

The publication of non-USD LIBOR and one-week and two-month USD LIBOR ceased after December 31, 2021, and the remaining USD LIBOR tenors ceased after June 30, 2023. As a result of LIBOR’s phase-out, our credit facility was amended to incorporate the Secured Overnight Financing Rate (“SOFR”) as the successor rate to USD LIBOR and the Sterling Overnight Index Average (“SONIA”) as the successor rate to GBP LIBOR. There are significant differences between how LIBOR and SOFR or SONIA are calculated, which could result in increased borrowing costs. It is not currently possible to determine precisely to what extent the withdrawal and replacement of LIBOR will affect us. However, the replacement of LIBOR with alternative benchmark rates may have an adverse effect on our business, results of operations or financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We maintain a cybersecurity risk management program to identify, assess and manage material risks from cybersecurity threats and to protect the confidentiality, integrity and availability of our critical systems and information.

Our cybersecurity program takes a risk-based approach and was developed to align with ISO 27001, the international standard for information security, and we also assess ourselves against the NIST Cybersecurity framework. In addition, our cybersecurity risk management program aligns with ISO 31000, the international standard for risk management. The foregoing does not imply that we meet any technical standards, specifications or requirements, or that we have been certified on these requirements in any respect, only that we have used these industry standards as guides when designing our cybersecurity and risk management programs.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. For example, cybersecurity threats are subject to our firm-wide Risk Events Policy, which sets forth procedures for the identification, escalation, recording, investigation and approval of handling of such risk events.

Our cybersecurity risk management program includes a cybersecurity incident response plan. Major incidents emanating from cybersecurity threats are notified to our Operational Risk team through our enterprise risk management system and escalated in accordance with our incident response plan. In addition, cybersecurity has been designated as a principal risk by the Risk Committee of our Board of Directors (the “Risk Committee”), which requires regular monitoring and reporting.

We identify material risks from cybersecurity threats through various sources, including, but not limited to, controls testing, compliance testing of our security standards, penetration testing, threat intelligence, and lessons learned and assessments against control frameworks. These threats are assessed by applying our Risk and Control Self-Assessment (“RCSA”), IT risk, and cybersecurity risk management processes, each of which we review regularly. Based on the RCSA, risks from cybersecurity threats that exceed established risk tolerance thresholds are recorded and incorporated into our reporting to the Risk Committee and senior management as described in more detail below. We also engage third-party assessors, consultants and auditors to assist in the administration, assessment and improvement of our cybersecurity risk management program.

To help bring risks from cybersecurity threats within an acceptable range, we address risks through compensating controls or remediation, commensurate with the assessed risk level from such threats. Cybersecurity incidents that are determined to be major are escalated on a timely basis in accordance with our cybersecurity incident response plan.

With respect to third-party service providers with access to our information systems, assets or data, our security policies and procedures are designed so that diligence is conducted as appropriate on the cybersecurity controls maintained by such third parties and to ensure that the Company has cybersecurity measures in place with respect to their access to our information systems, assets or data.

We have not identified any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the business strategy, results of operations or financial condition of the Company. Please refer to the risk factor captioned “We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information against cyberattacks or other security breaches or if our business processes are not sufficiently resilient.” in Part I, Item 1A. Risk Factors, for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our Board of Directors has established a Risk Committee to assist the Board in its oversight of risk. As part of its responsibilities, the Risk Committee oversees management’s implementation of our cybersecurity risk management program.

The Risk Committee receives regular reports from our Information Security leadership on our cybersecurity risks, including key status updates, security issues, current and future priorities, independent assurance, threat landscape and audit findings. The Risk Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity oversight. The full Board also receives periodic presentations on cybersecurity topics from our Information Security leadership or other internal security staff or external experts as part of the Board’s continuing education program.

Our Information Security team, including our Information Security leadership, has primary responsibility for assessing and managing material risks to the Company from cybersecurity threats, including our overall cybersecurity risk management program and supervision of our internal cybersecurity personnel and our external cybersecurity consultants.

Our Information Security team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including receiving regular briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Our Information Security leadership regularly briefs our Global Chief Operating Officer on cybersecurity issues, the scope of which is similar to the information presented by the Information Security leadership to the Risk Committee as described above. Major risks from cybersecurity threats determined following application of an RCSA are escalated by our Information Security leadership to the Risk Committee, Global Chief Operating Officer, Chief Technology Officer and other senior management.

ITEM 2.	PROPERTIES

We have 23 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 116,000 square feet on a long-term lease that expires in 2028. We also have significant operations in Denver, Colorado, occupying approximately 161,000 square feet of office space, and its lease expires in 2025. The remaining 21 offices total approximately 69,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs. See Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our property leases.

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

JHG Common Stock

Our common stock is traded on the NYSE (symbol: JHG). On February 23, 2024, there were approximately 4,650 holders of record of our common stock. On November 1, 2023, JHG announced that it had requested and received approval from ASX to be delisted, and on December 6, 2023, we delisted from ASX. The ASX delisting is not expected to have a material impact on our financial position or operating results other than in relation to savings in compliance and certain ancillary costs associated with maintaining the ASX listing.

Dividends

On January 31, 2024, our Board of Directors declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 28, 2024, to shareholders of record at the close of business February 12, 2024.

Performance Graph

The following graph illustrates the cumulative total shareholder return of our common stock over the five-year period ending December 29, 2023, the last trading day of 2023, and compares it to the cumulative total return on the S&P 500 Index(1) and to the S&P U.S. BMI Asset Management & Custody Banks Index.(2) The S&P 500 Index consists of 500 stocks chosen for market size, liquidity and industry group representation and is one of the most widely used benchmarks of U.S. equity performance. The S&P U.S. BMI Asset Management & Custody Banks Index is a market-value weighted index of 40 asset management companies. The comparison assumes a $100 investment on December 31, 2018, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

(1) STANDARD & POOR’S®, S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC.

(2) As of December 31, 2023, the S&P U.S. BMI Asset Management & Custody Banks Index comprised the following companies: Affiliated Managers Group, Inc.; AlTi Global, Inc.; Ameriprise Financial, Inc.; Ares Management Corporation; Artisan Partners Asset Management Inc.; AssetMark Financial Holdings, Inc.; Associated Capital Group, Inc.; BlackRock, Inc.; Blackstone Inc.; Blue Owl Capital Inc.; Bridge Investment Group Holdings Inc.; BrightSphere Investment Group Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Federated Hermes, Inc.; Franklin Resources, Inc.; Galaxy Digital Holdings Ltd.; GQG Partners Inc.; Grosvenor Capital Management, L.P.; Hamilton Lane Incorporated; Heritage Global Inc.; Invesco Ltd.; Janus Henderson Group plc; KKR & Co. Inc.; Northern Trust Corporation; P10, Inc.; SEI Investments Company; Silvercrest Asset Management Group Inc.; State Street Corporation; StepStone Group LP; T. Rowe Price Group, Inc.; The Bank of New York Mellon Corporation; The Carlyle Group Inc.; TPG Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; WisdomTree, Inc.

(3) Data source: S&P Global Market Intelligence.

Common Stock Purchases

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders. We commenced repurchases under the 2023 Corporate Buyback Program in November 2023, and we repurchased 2,319,870 shares of common stock for $61.9 million during the three months ended December 31, 2023.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (“Share Plan Repurchases”). The Board of Directors separately approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees. During the fourth quarter 2023, we did not purchase any shares related to remuneration arrangements or employee entitlements.

The following table summarizes our common stock repurchases by month during the three months ended December 31, 2023.

			Total number of	Approximate U.S. dollar
	Total		shares purchased	value of shares that may
	number of	Average	as part of	yet be purchased
	shares	price paid	publicly announced	under the programs
Period	purchased	per share	programs	(end of month, in millions)
October 1, 2023, through October 31, 2023	—	$—	—	$150
November 1, 2023, through November 30, 2023	1,303,582	25.37	1,303,582	$117
December 1, 2023, through December 31, 2023	1,016,288	28.36	1,016,288	$88
Total	2,319,870	$26.68	2,319,870

ITEM 6.  [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives. Our strategy revolves around three strategic pillars: Protect & Grow, Amplify, and Diversify, emphasizing relentless focus and disciplined execution in our core business for future success as a global active asset manager. Our strategy aims to foster sustained organic growth while also capitalizing on opportunistic inorganic growth opportunities to generate value for all of our stakeholders. We serve a diverse clientele worldwide, comprising intermediaries, institutional investors and self-directed clients. To cater to regional needs effectively, we maintain local presence across most markets and provide investment materials tailored to local customs, preferences and languages supported by our global distribution team.

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

Performance fees are specified in certain fund and client contracts, and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. These fees are often subject to an HWM. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund contracts allow for negative performance fees where there is underperformance against the relevant index.

2023 SUMMARY

2023 Highlights

●	Solid long-term investment performance, with 60%, 69% and 71% of our AUM outperforming benchmarks on a three-, five- and 10-year basis, respectively, as of December 31, 2023.

●	AUM increased to $334.9 billion, up 17% from the year ended December 31, 2022, primarily due to positive market performance.

●

Net outflows for the year ended December 31, 2023, were $0.7 billion compared to $30.8 billion of net outflows, excluding Intech, for the year ended December 31, 2022. Refer to Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the divesture of Intech.

●	2023 diluted earnings per share was $2.37, or $2.63 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	Strong balance sheet and cash generation, with $1.2 billion in cash and cash equivalents and $441.6 million of cash provided by operating activities in the year ended December 31, 2023.

●	During the year ended December 31, 2023, the Board of Directors declared and paid dividends of $1.56 per share.

●	During the year ended December 31, 2023, we acquired 2,319,870 shares of our common stock for $61.9 million as part of the share buyback program.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2023, was $2,101.8 million, a decrease of $101.8 million, or (5%), compared to the year ended December 31, 2022. The key driver of the decrease was:

●	A decline of $99.3 million in management fees primarily due to the impact of lower average AUM.

 Total operating expenses for the year ended December 31, 2023, were $1,618.1 million, a decline of $95.7 million, or (6%), compared to operating expenses for the year ended December 31, 2022. Key drivers of the decrease include the following:

●	A decrease of $42.4 million in distribution expenses primarily due to lower average AUM;

●	A decrease of $35.8 million in intangible asset impairment charges; and

●	A decrease of $18.2 million in employee compensation and benefits due to lower variable compensation charges.

Operating income for the year ended December 31, 2023, was $483.7 million, a decrease of $6.1 million, or (1%), compared to the year ended December 31, 2022. Our operating margin was 23.0% in 2023 compared to 22.2% in 2022.

Net income attributable to JHG for the year ended December 31, 2023, was $392.0 million, an increase of $19.6 million, or 5%, compared to the year ended December 31, 2022. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the increase include the following:

●

A favorable movement of $156.7 million in investment gains (losses), net, partially offset by a decline of $132.6 million in net loss (income) attributable to noncontrolling interests in 2023 compared to 2022. Movements in investment gains (losses), net and net loss (income) attributable to noncontrolling interests are primarily due to market movements in relation to our seeded investment products and derivative instruments and the consolidation or deconsolidation of third-party ownership interests in seeded investment products.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2023:

Percentage of AUM outperforming benchmark	1 year	3 years	5 years	10 years
Equities	42%	48%	57%	60%
Fixed Income	79%	66%	88%	91%
Multi-Asset	8%	96%	97%	97%
Alternatives	57%	97%	100%	100%
Total	44%	60%	69%	71%

Assets Under Management

Our AUM as of December 31, 2023, was $334.9 billion, an increase of $47.6 billion, or 17%, from December 31, 2022, driven primarily by positive market movements of $45.1 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the year ended December 31, 2023, the USD weakened against GBP, EUR and AUD, resulting in a $3.2 billion increase in our AUM. As of December 31, 2023, approximately 30% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the years ended December 31, 2023, 2022 and 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$171.3	$31.0	$(33.2)	$(2.2)	$34.8	$2.1	$(0.9)	$205.1
Fixed Income	59.8	24.1	(16.9)	7.2	3.8	0.7	—	71.5
Multi-Asset	45.5	4.1	(7.7)	(3.6)	6.2	0.2	0.6	48.9
Alternatives	10.7	1.7	(3.8)	(2.1)	0.3	0.2	0.3	9.4
Total	$287.3	$60.9	$(61.6)	$(0.7)	$45.1	$3.2	$—	$334.9

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$244.3	$24.4	$(45.6)	$(21.2)	$(47.2)	$(5.9)	$1.3	$171.3
Fixed Income	79.6	23.0	(29.4)	(6.4)	(8.9)	(4.5)	—	59.8
Multi-Asset	59.7	6.5	(10.8)	(4.3)	(9.3)	(0.6)	—	45.5
Alternatives	10.7	6.4	(5.3)	1.1	(0.3)	(0.8)	—	10.7
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Total	$432.3	$60.5	$(97.0)	$(36.5)	$(68.3)	$(11.9)	$(28.3)	$287.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By capability:
Equities	$219.4	$34.7	$(43.9)	$(9.2)	$36.0	$(1.9)	$—	$244.3
Fixed Income	81.5	22.1	(21.0)	1.1	(1.1)	(1.9)	—	79.6
Multi-Asset	48.0	12.3	(8.1)	4.2	7.7	(0.2)	—	59.7
Quantitative Equities	42.0	0.6	(12.6)	(12.0)	8.0	—	—	38.0
Alternatives	10.7	4.7	(5.0)	(0.3)	0.7	(0.4)	—	10.7
Total	$401.6	$74.4	$(90.6)	$(16.2)	$51.3	$(4.4)	$—	$432.3

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)

Reclassifications relate to reclassifications of existing funds from Equities to Multi-Asset and Alternatives in 2023 and from Quantitative Equities to Equities in 2022. Disposal activity in 2022 relates to the sale of Intech. Refer to Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the divesture of Intech.

Our AUM and flows by client type for the years ended December 31, 2023, 2022 and 2021, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$162.0	$39.5	$(43.1)	$(3.6)	$22.8	$2.1	$0.1	$183.4
Self-directed	64.3	1.3	(4.8)	(3.5)	14.9	0.2	0.2	76.1
Institutional	61.0	20.1	(13.7)	6.4	7.4	0.9	(0.3)	75.4
Total	$287.3	$60.9	$(61.6)	$(0.7)	$45.1	$3.2	$—	$334.9

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$215.0	$39.9	$(53.3)	$(13.4)	$(32.8)	$(5.9)	$(0.9)	$162.0
Self-directed	90.1	1.5	(5.1)	(3.6)	(21.6)	(0.6)	—	64.3
Institutional	127.2	19.1	(38.6)	(19.5)	(13.9)	(5.4)	(27.4)	61.0
Total	$432.3	$60.5	$(97.0)	$(36.5)	$(68.3)	$(11.9)	$(28.3)	$287.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2020	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2021
By client type:
Intermediary	$192.9	$56.9	$(54.8)	$2.1	$23.8	$(2.0)	$(1.8)	$215.0
Institutional	127.6	14.3	(29.6)	(15.3)	15.4	(2.3)	1.8	127.2
Self-directed	81.1	3.2	(6.2)	(3.0)	12.1	(0.1)	—	90.1
Total	$401.6	$74.4	$(90.6)	$(16.2)	$51.3	$(4.4)	$—	$432.3

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)

Reclassifications relate to reclassifications of existing funds from Institutional to Self-directed and Intermediary in 2023 and from Intermediary to Institutional in 2021. Disposal activity in 2022 relates to the sale of Intech. Refer to Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for information regarding the divesture of Intech.

Average Assets Under Management

The following table presents our average AUM by capability for the years ended December 31, 2023, 2022 and 2021 (in billions):

	Average AUM
	Year ended December 31,			2023 vs.	2022 vs.
By capability:	2023	2022	2021	2022	2021
Equities	$191.6	$193.2	$236.4	(1)%	(18)%
Fixed Income	65.5	67.2	80.6	(3)%	(17)%
Multi-Asset	47.1	49.2	53.2	(4)%	(8)%
Alternatives	9.6	11.5	10.5	(17)%	10%
Quantitative Equities(1)	—	7.7	41.3	(100)%	(81)%
Total	$313.8	$328.8	$422.0	(5)%	(22)%

(1)  On March 31, 2022, we completed the sale of our 97%-owned Quantitative Equities subsidiary, Intech.

Closing Assets Under Management

The following table presents our closing AUM by client location, as of December 31, 2023, 2022 and 2021 (in billions):

	Closing AUM	Closing AUM	Closing AUM
	December 31,	December 31,	December 31,	2023 vs.	2022 vs.
By client location:	2023	2022	2021	2022	2021
North America	$198.6	$168.6	$241.0	18%	(30)%
EMEA and Latin America	102.9	85.7	132.3	20%	(35)%
Asia Pacific	33.4	33.0	59.0	1%	(44)%
Total	$334.9	$287.3	$432.3	17%	(34)%

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investments of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. However, for non-U.S. equity securities held by U.S. mutual funds, excluding ETFs, the quoted market prices may be adjusted to capture market movement between the time the local market closes and the NYSE closes. Other investments, including OTC derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), are valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the year ended December 31, 2023, compared to the year ended December 31, 2022, and the GBP weakened against the USD during the year ended December 31, 2022, compared to the year ended December 31, 2021. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below.

Revenue

	Year ended December 31,			2023 vs.	2022 vs.
	2023	2022	2021	2022	2021
Revenue (in millions):
Management fees	$1,700.1	$1,799.4	$2,189.4	(6)%	(18)%
Performance fees	5.1	(10.7)	102.7	n/m *	n/m *
Shareowner servicing fees	213.3	224.0	260.7	(5)%	(14)%
Other revenue	183.3	190.9	214.2	(4)%	(11)%
Total revenue	$2,101.8	$2,203.6	$2,767.0	(5)%	(20)%

                                       * n/m - Not meaningful.

Management fees

Management fees decreased $99.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decline in average AUM.

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

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,			2023 vs.	2022 vs.
	2023	2022	2021	2022	2021
Average net management fee margin (bps)(1):
Equities	54.4	55.2	56.1	(1)%	(2)%
Fixed Income	27.8	29.6	29.1	(6)%	2%
Multi-Asset	52.9	53.1	52.9	(0)%	0%
Alternatives	61.9	60.4	68.4	2%	(12)%
Quantitative Equities(2)	—	15.8	16.5	(100)%	(4)%
Total average	48.9	48.9	47.0	—%	4%

(1)	Net management fee margins are based on management fees net of distribution expenses.
(2)	On March 31, 2022, we completed the sale of our 97%-owned Quantitative Equities subsidiary, Intech.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,			2023 vs.	2022 vs.
	2023	2022	2021	2022	2021
Performance fees (in millions):
SICAVs	$2.1	$2.0	$63.7	5%	(97)%
UK OEICs and unit trusts	—	0.1	19.2	(100)%	(99)%
Absolute return funds and other funds	56.9	33.5	14.5	70%	n/m *
Segregated mandates	3.1	10.0	6.9	(69)%	45%
Investment trusts	9.1	6.7	14.3	36%	(53)%
U.S. mutual funds	(66.1)	(63.0)	(15.9)	(5)%	n/m *
Total performance fees	$5.1	$(10.7)	$102.7	n/m *	n/m *

          * n/m - Not meaningful.

For the year ended December 31, 2023, performance fees increased $15.8 million compared to the year ended December 31, 2022, due to an improvement in the performance of absolute return funds and other funds primarily driven by performance fees generated from a certain fund. This increase was partially offset by a decline in segregated mandates due to the relative performance of certain funds being below the established HWM.

For the year ended December 31, 2022, performance fees decreased $113.4 million compared to the year ended December 31, 2021, primarily due to a decline in performance fees from SICAVs and UK OEICs and unit trusts due to the relative performance of certain funds being below the established HWM. The strategy contributing to the decline in the performance of SICAVs and UK OEICs and unit trusts was primarily the absolute return strategy. Also contributing to the year-over-year decrease in performance fees was an increase in negative performance fees associated with U.S. mutual funds, primarily due to underperformance of certain U.S. mutual funds against their respective benchmark index. These decreases were partially offset by an improvement in absolute return funds and other funds primarily due to performance fees generated from the Janus Henderson Biotech Innovation Fund.

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

			Absolute
		UK OEICs	Return Funds
		and	and	Segregated	Investment	U.S. Mutual
	SICAVs	Unit Trusts	Other Funds	Mandates	Trusts	Funds
Performance fees
Year ended December 31, 2023	$2.1	$—	$56.9	$3.1	$9.1	$(66.1)
Year ended December 31, 2022	$2.0	$0.1	$33.5	$10.0	$6.7	$(63.0)
Year ended December 31, 2021	$63.7	$19.2	$14.5	$6.9	$14.3	$(15.9)

Number of funds that earned performance fees
Year ended December 31, 2023(1)	8	—	5	8	1	15
Year ended December 31, 2022(1)	8	2	8	11	1	15
Year ended December 31, 2021(1)	14	2	9	17	3	17

AUM generating performance fees (in billions)
AUM at December 31, 2023, generating FY23 performance fees	$4.9	$—	$1.2	$5.8	$1.0	$56.7
AUM at December 31, 2022, generating FY22 performance fees	$5.1	$1.5	$2.3	$9.3	$0.8	$45.1
AUM at December 31, 2021, generating FY21 performance fees	$14.7	$2.0	$1.5	$12.4	$2.7	$66.1

Number of funds eligible to earn performance fees
As of December 31, 2023	18	2	4	19	3	15
As of December 31, 2022	19	2	10	15	4	15
As of December 31, 2021	19	2	10	38	4	15

AUM subject to performance fees (in billions)
AUM at December 31, 2023, subject to FY23 performance fees	$11.0	$1.2	$1.6	$22.1	$1.9	$56.7
AUM at December 31, 2022, subject to FY22 performance fees	$10.7	$1.5	$2.6	$12.7	$2.1	$45.1
AUM at December 31, 2021, subject to FY21 performance fees	$12.9	$2.0	$2.4	$45.5	$3.0	$66.1

Uncrystallized performance fees (in billions)
AUM at December 31, 2023, with an uncrystallized performance fee at December 31, 2023, vesting in 2024(2)	$2.8	$1.1	$—	n/a	$—	n/a
AUM at December 31, 2022, with an uncrystallized performance fee at December 31, 2022, vesting in 2023(2)	$0.1	$—	$—	n/a	$0.8	n/a
AUM at December 31, 2021, with an uncrystallized performance fee at December 31, 2021, vesting in 2022(2)	$4.5	$2.0	$0.2	n/a	$1.4	n/a

Performance fee participation rate percentage(3)	10% - 20%	15% - 20%	10% - 20%	5% - 28%	15%	+/− 0.15%

Performance fee frequency	Annually and quarterly	Annually	Annually and quarterly	Annually and quarterly	Annually	Monthly

Performance fee methodology(4)	Relative plus HWM	Relative/absolute plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative

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

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees decreased by $10.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, and by $36.7 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a decline in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue decreased by $7.6 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, and by $23.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a decline in average AUM.

Operating Expenses

	Year ended December 31,			2023 vs.	2022 vs.
	2023	2022	2021	2022	2021
Operating expenses (in millions):
Employee compensation and benefits	$593.3	$611.5	$693.3	(3)%	(12)%
Long-term incentive plans	167.4	180.7	181.0	(7)%	(0)%
Distribution expenses	455.9	498.3	554.1	(9)%	(10)%
Investment administration	47.4	49.4	51.6	(4)%	(4)%
Marketing	36.6	27.1	31.7	35%	(15)%
General, administrative and occupancy	294.6	279.3	271.8	5%	3%
Impairment of intangible assets	—	35.8	121.9	(100)%	(71)%
Depreciation and amortization	22.9	31.7	40.7	(28)%	(22)%
Total operating expenses	$1,618.1	$1,713.8	$1,946.1	(6)%	(12)%

Employee compensation and benefits

Employee compensation and benefits decreased $18.2 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by a decrease of $18.1 million in variable compensation, primarily due to lower profitability, and a $13.7 million decline in fixed compensation costs due to lower average headcount. These decreases were partially offset by $7.5 million of base-pay increases, unfavorable foreign currency translation of $3.6 million and a $2.4 million increase in project charges driven by less capitalization of internal labor costs related to the order management system transformation project, which was completed in the second quarter of 2023.

Employee compensation and benefits decreased $81.8 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a decrease of $80.9 million in variable compensation, mainly due to a lower annual bonus pool and other variable compensation, favorable foreign currency translation of $24.8 million and a $9.2 million decrease in temporary staffing charges mainly due to the conversion of temporary staff to full-time employees. These decreases were partially offset by $19.8 million of base-pay increases and a $13.4 million increase in fixed compensation costs due to higher headcount.

For the year ended December 31, 2024, we anticipate an adjusted compensation to revenue ratio in the range of 43% to 45%.

Long-term incentive plans

Long-term incentive plan expenses decreased $13.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease of $42.4 million for the roll-off of vested awards and the forfeiture of expense related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees. This decline was partially offset by an increase of $27.6 million driven by market appreciation of mutual fund share awards and certain long-term incentive awards.

Long-term incentive plan expenses decreased $0.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $38.9 million decrease driven by market depreciation related to mutual fund share awards and certain long-term incentive awards, and favorable foreign currency translation of $7.4 million. These decreases were partially offset by a $47.7 million increase for the roll-on of new awards exceeding the roll-off of vested awards and the acceleration of expense related to departed employees.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses decreased by $42.4 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, and by $55.8 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a decline in average AUM subject to distribution charges.

Marketing

Marketing expenses increased by $9.5 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, and decreased by $4.6 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. Year-over-year fluctuations in marketing expenses were primarily driven by changes in the level of advertising campaigns and sponsored events.

General, administrative and occupancy

General, administrative and occupancy expenses increased $15.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a $9.6 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project, which was completed in the second quarter of 2023, a $9.3 million charge related to a separately managed account trade error and a $4.0 million increase in software costs primarily related to application licensing fees. We will seek an insurance reimbursement for the majority of the trade error costs in 2024. These increases were partially offset by a $4.6 million reduction in rent-related expenses and a $3.2 million decrease in recruitment fees.

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

Impairment of intangible assets

Intangible asset impairment charges decreased by $35.8 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is due to no impairment charges being recognized during 2023, compared to a $35.8 million impairment of certain mutual fund investment management agreements, client relationships and trademarks recognized during the year ended December 31, 2022.

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

Depreciation and amortization

Depreciation and amortization expenses decreased $8.8 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a $3.6 million decline in the amortization of internally developed software as assets became fully amortized during the current year, a $3.5 million decrease in the amortization of prepaid commissions and a $1.2 million reduction in the amortization of intangible assets resulting from the sale of Intech, which was recognized during the first quarter 2022.

Depreciation and amortization expenses decreased $9.0 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $3.7 million reduction in the amortization of intangible assets resulting from the sale of Intech and a $3.0 million decrease in the amortization of prepaid commissions.

2024 Non-compensation operating expenses

For the year ended December 31, 2024, we anticipate adjusted non-compensation expense growth in the mid- to high-single digits. The anticipated growth in our non-compensation expense is due to planned investments supporting our strategic initiatives, as well as anticipated inflation and amortization of certain capitalized costs.

Non-Operating Income and Expenses

	Year ended December 31,			2023 vs.	2022 vs.
	2023	2022	2021	2022	2021
Non-operating income and expenses (in millions):
Interest expense	$(12.7)	$(12.6)	$(12.8)	(1)%	2%
Investment gains (losses), net	43.4	(113.3)	0.8	n/m *	n/m *
Other non-operating income, net	12.6	11.5	8.8	10%	31%
Income tax provision	(100.3)	(100.9)	(205.3)	1%	51%

          * n/m - Not meaningful.

Investment gains (losses), net

The components of investment gains (losses), net for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year ended December 31,
	2023	2022	2021
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$20.3	$(15.2)	$2.0
Third-party ownership interests in seeded investment products	34.7	(97.9)	(8.0)
Equity method investments	(13.5)	2.9	3.0
Other	1.9	(3.1)	3.8
Investment gains (losses), net	$43.4	$(113.3)	$0.8

Investment gains (losses), net moved favorably by $156.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, and unfavorably by $114.1 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. Movements in investment gains (losses), net are primarily due to consolidation and deconsolidation of third-party ownership interests in seeded investment products and market adjustments in relation to our seeded investment products. In addition, a $12.5 million charge due to a correction of an error of previously recognized earnings associated with an equity method investment impacted investment gains (losses), net for the year ended December 31, 2023.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income, net

Other non-operating income, net improved $1.1 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $33.8 million increase in interest income primarily driven by higher interest rates on cash balances and a loss of $9.1 million related to the sale of Intech, which was recognized in the first quarter 2022. These increases were partially offset by unfavorable foreign currency revaluation of $15.2 million, a $13.4 million provision for a credit loss, an $11.9 million contingent consideration fair value adjustment and a $4.7 million release of accumulated foreign currency translation adjustments related to liquidated JHG entities. For the year ended December 31, 2024, we expect significant foreign currency translation adjustments to be reclassified from accumulated other comprehensive loss on the Consolidated Balance Sheets to other non-operating income, net on the Consolidated Statements of Comprehensive Income due to the anticipated liquidation of certain non-operating JHG entities. The timing of the adjustments is uncertain and dependent on the progression of the liquidation process. The adjustments are not expected to exceed $194 million during the year ended December 31, 2024, however, the adjustments could be significantly lower than this amount. The reclassification activity is not part of our ongoing operations and will not be included in our adjusted results.

Other non-operating income, net improved $2.7 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to $17.8 million of favorable foreign currency revaluation and a $6.7 million increase in interest income primarily driven by higher interest rates on cash balances. These increases were partially offset by a loss of $9.1 million related to the sale of Intech; a $7.7 million contingent consideration adjustment in relation to the sale of Geneva, which was recognized during the year ended December 31, 2021; a $3.1 million fair value adjustment to the Intech option agreement; and a $2.4 million decrease in rental income from subleased office.

Income Tax Provision

Our effective tax rates for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year ended December 31,
	2023	2022	2021
Effective tax rate	19.0%	26.9%	25.1%

The effective tax rate for the year ended December 31, 2023, compared to the same period in 2022, was impacted by the disallowed noncontrolling interest income from a certain seeded investment product and a reduction in the state income tax rate. As a result of the reduction in the state income tax rate, the U.S deferred tax assets and liabilities were revalued from 23.9% to 23.5%, creating a non-cash deferred tax benefit of $8.8 million.

The effective tax rate for the year ended December 31, 2022, compared to the same period in 2021, was impacted by a decrease in pre-tax book income with a significant increase in the disallowed noncontrolling interest loss from a certain seeded investment product.

For the year ended December 31, 2024, we expect our tax rate on adjusted net income attributable to JHG to be in the range of 23% to 25%.

The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024, and other aspects effective January 1, 2025. On June 20, 2023, Finance (No. 2) Act 2023 was substantively enacted in the UK, introducing a global minimum effective tax rate of 15%. The legislation implements a domestic top-up tax and a multinational top-up tax, effective for accounting periods starting on or after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position and cash flows.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, we evaluate our profitability and our ongoing operations using additional non-GAAP financial measures that exclude costs or benefits that are not part of our ongoing operations. These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting. We have provided a reconciliation below of our non-GAAP financial measures to the most directly comparable GAAP measures.

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the years ended December 31, 2023 and 2022 (in millions, except per share and operating margin data):

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Reconciliation of revenue to adjusted revenue
Revenue	$2,101.8	$2,203.6
Management fees	(164.8)	(193.2)
Shareowner servicing fees	(172.4)	(185.2)
Other revenue	(118.7)	(119.9)
Adjusted revenue(1)	$1,645.9	$1,705.3
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$1,618.1	$1,713.8
Employee compensation and benefits(2)	(5.8)	(16.8)
Long-term incentive plans(2)	(1.2)	(21.1)
Distribution expenses(1)	(455.9)	(498.3)
General, administrative and occupancy(2)	(16.3)	(9.5)
Impairment of intangible assets(3)	—	(35.8)
Depreciation and amortization(3)	(1.7)	(3.7)
Adjusted operating expenses	$1,137.2	$1,128.6
Adjusted operating income	$508.7	$576.7
Operating margin(4)	23.0%	22.2%
Adjusted operating margin(5)	30.9%	33.8%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$392.0	$372.4
Employee compensation and benefits(2)	5.8	16.8
Long-term incentive plans(2)	1.2	21.1
General, administrative and occupancy(2)	16.3	9.5
Impairment of intangible assets(3)	—	35.8
Depreciation and amortization(3)	1.7	3.7
Investment gains (losses), net(6)	12.5	0.4
Other non-operating income, net(6)	28.6	0.3
Income tax provision(7)	(22.9)	(26.2)
Adjusted net income attributable to JHG	435.2	433.8
Less: allocation of earnings to participating stock-based awards	(12.4)	(13.1)
Adjusted net income attributable to JHG common shareholders	$422.8	$420.7
Weighted-average common shares outstanding — diluted	$160.5	$162.0
Diluted earnings per share(8)	$2.37	$2.23
Adjusted diluted earnings per share(9)	$2.63	$2.60

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

(2)

Adjustments for the years ended December 31, 2023 and 2022, include rent expense, rent income, other rent-related adjustments associated with subleased office space and the acceleration of long-term incentive plan expense and redundancy expenses related to the departure of certain employees. Adjustments for the year ended December 31, 2023, also include a $9.3 million charge related to a separately managed account trade error. JHG management believes these costs do not represent our ongoing operations.

(3)

Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments for the year ended December 31, 2022, also include impairment charges of certain mutual fund investment management contracts, client relationships and trademarks. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)

Adjustments for the year ended December 31, 2023, include a provision for a credit loss and a contingent consideration fair value adjustment related to the 2022 sale of Intech, a correction due to an error of previously recognized earnings associated with an equity method investment and the release of accumulated foreign currency translation adjustments related to liquidated JHG entities. Adjustments for the year ended December 31, 2022, primarily relate to accumulated foreign currency translation expense related to liquidated JHG entities, rental income from subleased office space and a one-time charge related to the sale of Intech. JHG management believes these expenses do not represent our ongoing operations.

(7)

The tax impact of the adjustments is calculated based on the U.S. or foreign statutory tax rate as they relate to each adjustment. Certain adjustments are either not taxable or not tax-deductible. Adjustments for the year ended December 31, 2023, were also impacted by the change to our state tax rate. As a result, the U.S. deferred tax assets and liabilities were revalued from 23.9% to 23.5%, creating a non-cash deferred tax benefit of $8.8 million.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents held by the Company	$1,145.9	$1,156.5
Investments held by the Company	$399.2	$359.1
Fees and other receivables	$294.0	$252.9
Long-term debt	$304.6	$307.5

Cash and cash equivalents primarily consist of cash held at banks, on-demand deposits, investments in money market instruments, highly liquid short-term debt securities and commercial paper with a maturity date of three months or less. Cash and cash equivalents exclude cash held by consolidated variable interest entities (“VIEs”) and consolidated voting rights entities (“VREs”), and investments exclude noncontrolling interests as these assets are not available to us under any circumstance.

Investments held by us represent seeded investment products (exclusive of noncontrolling interests), equity method investments, investments related to deferred compensation plans and other less significant investments.

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Cash Flows

A summary of cash flow data for the years ended December 31, 2023, 2022 and 2021, was as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Cash flows provided by (used for):
Operating activities	$441.6	$473.3	$895.4
Investing activities	(328.9)	58.5	(283.3)
Financing activities	(151.9)	(419.1)	(588.1)
Effect of exchange rate changes on cash and cash equivalents	30.9	(54.9)	(13.5)
Net change in cash and cash equivalents	(8.3)	57.8	10.5
Cash balance at beginning of period	1,176.4	1,118.6	1,108.1
Cash balance at end of period	$1,168.1	$1,176.4	$1,118.6

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2023, 2022 and 2021, was as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Sales (purchases) of investments, net	$(59.7)	$44.6	$(177.1)
Purchases of investments by consolidated seeded investment products, net	(224.9)	(43.9)	(97.4)
Purchases of property, equipment and software	(10.8)	(17.6)	(10.4)
Cash received (paid) on settled seed capital hedges, net	(37.5)	75.9	(27.0)
Receipt of contingent consideration payments from sale of subsidiaries	0.2	—	27.4
Long-term note with Intech	3.1	(15.9)	—
Proceeds from sale of Intech	—	14.9	—
Dividends received from equity method investments	0.7	0.5	1.2
Cash provided by (used for) investing activities	$(328.9)	$58.5	$(283.3)

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

Financing Activities

Cash used for financing activities for the years ended December 31, 2023, 2022 and 2021, was as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Dividends paid to shareholders	$(258.7)	$(259.4)	$(256.0)
Third-party capital invested into consolidated seeded investment products, net	227.2	51.1	100.3
Purchase of common stock for stock-based compensation plans	(57.4)	(113.8)	(71.8)
Purchase of common stock for the share buyback program and from Dai-ichi Life	(61.9)	(98.9)	(372.1)
Proceeds from stock-based compensation plans	3.0	4.3	12.5
Other	(4.1)	(2.4)	(1.0)
Cash used for financing activities	$(151.9)	$(419.1)	$(588.1)

The majority of cash flows within financing activities are driven by the payment of dividends to shareholders, and the purchases of common stock as part of the Corporate Buyback Program and for stock-based compensation plans. During the year ended December 31, 2021, we also purchased shares of JHG stock from Dai-ichi Life as part of the Dai-ichi Life secondary public offering.

Third-party capital invested into consolidated seeded investment products, net is another significant driver of cash flows within financing activities. This activity represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.

Other Sources of Liquidity

On June 30, 2023, we entered into a new $200 million unsecured, revolving credit facility (“Credit Facility”) and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2028.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant related to our long-term credit rating and financing leverage. If our long-term credit rating fall below a predefined threshold, our financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants, and there were no outstanding borrowings under the Credit Facility. Refer to Note 11 — Debt, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on the Credit Facility.

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, CFTC, FCA and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £136.0 million ($173.4 million), resulting in £322.4 million ($411.0 million) of capital above the requirement as of December 31, 2023, based upon internal calculations and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Contractual Obligations

Contractual obligations and associated maturities relate to debt, interest payments and finance and operating leases. As of December 31, 2023, our contractual obligations related to debt and interest payments totaled $323.2 million, with $14.6 million of interest payable within 12 months. As of December 31, 2023, we had operating and finance lease payment obligations of $82.4 million, with $24.2 million payable within 12 months.

Short-Term Liquidity Requirements

Common Stock Purchases

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders. We commenced repurchases under the 2023 Corporate Buyback Program in November 2023, and we repurchased 2,319,870 shares of common stock for $61.9 million during the three months ended December 31, 2023.

Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements. We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose (Share Plan Repurchases). The Board of Directors separately approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees. During the fourth quarter 2023, we did not purchase any shares related to remuneration arrangements or employee entitlements.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2023, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	February 1, 2023	$64.7	February 28, 2023
$0.39	May 2, 2023	$64.6	May 31, 2023
$0.39	August 1, 2023	$64.7	August 30, 2023
$0.39	October 31, 2023	$64.7	November 30, 2023

On January 31, 2024, our Board of Directors declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 28, 2024, to shareholders of record at the close of business on February 12, 2024.

Long-Term Liquidity Requirements

Expected long-term commitments as of December 31, 2023, include principal and interest payments related to our 4.875% Senior Notes due 2025 (“2025 Senior Notes”) and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

The main defined benefit pension plan sponsored by us is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS” or the “Plan”), previously the Henderson Group Pension Scheme, which closed to new members on November 15, 1999. As of December 31, 2023, the Plan had a net retirement benefit asset of $85.3 million.

The Company is aware of a court decision in the UK regarding the validity of certain historical modifications to pension scheme rules, including with regard to benefits. More specifically, the judgment voided certain benefit modifications and the original benefits were reinstated, resulting in increased liabilities for the scheme and ultimately for the sponsoring employer. Although the Company was not party to this litigation, the UK court’s decision may have a material impact to other UK pension schemes, including our UK pension scheme. The judgment is subject to appeal and the impact, if any, that this litigation may have on our UK pension scheme is unknown at this time.

For more information, refer to Note 16 — Retirement Benefit Plans, in Part II, Item 8, Financial Statements and Supplementary Data.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

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

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. The critical accounting policies and estimates management considers critical to understanding the consolidated financial statements relate to the areas of consolidated investment products, investments, goodwill and intangible assets, retirement benefit plans and income taxes. These policies and estimates are considered critical because they have a material impact, or are reasonably likely to have a material impact, on the Company’s consolidated financial statements because they require management to make significant judgments, assumptions or estimates. For additional information about our accounting policies, see Note 2 — Summary of Significant Accounting Policies, in Part II, Item 8, Financial Statements and Supplementary Data.

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

Valuation of Investments

Fair value of our investments is generally determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, we use internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that we are valuing and the selected benchmark. Any variation in the assumptions used to approximate fair value could have a material adverse effect on our Consolidated Balance Sheets and results of operations.

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

We performed our annual assessment as of October 1, 2023. We first considered goodwill where we initially assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. As part of our qualitative test, along with considering macroeconomic conditions and the unadjusted book value per share, we performed a quantitative calculation to estimate the enterprise value of the reporting unit, comparing it to our equity balance (carrying value). The results of the goodwill assessment revealed it is more likely than not that the estimated fair value of the reporting unit was greater than the carrying value as of October 1, 2023. The most significant inputs into the enterprise value assessment are our stock price and an assumed control premium.

We also assessed the indefinite-lived intangible assets for impairment as of October 1. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, there were no indicators of impairment.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances during the year ended December 31, 2023.

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

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Hypothetical decrease
in funded status at
December 31, 2023
Discount rate: -0.1%	$6.2
Inflation: +0.1%	$1.5
Life expectancy: +1 year at age 65	$17.2
Market value of return seeking portfolio falls 25%	$1.5

Income Taxes

We operate in several countries, states and other taxing jurisdictions through various subsidiaries and branches, and must allocate income, expenses and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, the provision for income taxes represents the total estimate of the liability that we have incurred for doing business each year in all of the locations. We file tax returns annually that represent filing positions within each jurisdiction and settle return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determinations of the annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in the Consolidated Financial Statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.

In the assessment of uncertain tax positions, significant management judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable tax outcomes and the potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences on settlement of our uncertain tax positions may be materially different than management’s current estimates. As of December 31, 2023, unrecognized tax benefits were $28.4 million.

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

Management Fees

Management fee revenues are generally based upon a percentage of the market value of AUM and are calculated as a percentage of either the daily, month-end or quarter-end average asset balance in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on our operating results. Although fluctuations in the financial markets have a direct effect on our operating results, AUM may outperform or underperform the financial markets. As such, quantifying the impact of correlation between AUM and our operating results would be misleading.

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the Management Fees section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Certain U.S. mutual funds contracts allow for negative performance fees where there is underperformance against the relevant index. In many cases, performance fees are subject to an HWM. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year-over-year. We recognized performance fees of $5.1 million, $(10.7) million, and $102.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, our AUM subject to performance fees totaled $94.5 billion and $74.7 billion, respectively.

Investments

At December 31, 2023, we were exposed to market price risk as a result of investments in our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our current investments subject to market price fluctuations as of December 31, 2023 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Current investments:
Seeded investment products (including VIEs)	$696.5	$766.2	$626.9
Investments related to deferred compensation plans	12.0	13.2	10.8
Other investments	8.1	8.9	7.3
Total current investments	$716.6	$788.3	$644.9

Certain investments include debt securities that contribute to the achievement of defined investment objectives. Debt securities are exposed to interest rate risk and credit risk. Movement in interest rates would be reflected in the value of the securities; refer to the quantitative analysis above.

Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using index and commodity futures (“futures”), credit default swaps and total return swaps. Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts and swaps.

We were party to the following derivative instruments as of December 31, 2023 and 2022 (in millions):

	Notional value
	December 31, 2023	December 31, 2022
Futures	$1,018.0	$196.8
Credit default swaps	$199.7	$115.1
Total return swaps	$51.8	$37.2
Foreign currency forward contracts and swaps	$176.2	$131.7

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

The notional value of the foreign currency forward contracts and swaps was $65.3 million and $74.7 million at December 31, 2023 and 2022, respectively. Changes in fair value of the derivatives are recognized in other non-operating income, net in our Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Risk

Foreign currency risk is the risk that we will sustain losses through adverse movements in foreign currency exchange rates, where we transact in currencies that are different from our functional currency. Our foreign currency exposure is primarily associated with GBP, AUD and EUR.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP (PCAOB ID 238)	43
Management’s Report on Internal Control Over Financial Reporting	45
Consolidated Balance Sheets as of December 31, 2023 and 2022	46
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	47
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	48
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021	49
Notes to the Consolidated Financial Statements	50
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Goodwill

As described in Notes 2 and 8 to the consolidated financial statements, the Company has a goodwill balance of $1,290.3 million as of December 31, 2023 with no impairment recognized in 2023. Management performs an annual impairment assessment of goodwill as of October 1 of each year, or more frequently if changes in circumstances indicate that the carrying value may be impaired. If the fair value is less than the carrying value, an impairment is recognized. As disclosed by management, management’s annual impairment assessment used qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Management’s qualitative impairment test is inclusive of consideration of macroeconomic conditions, along with performing a quantitative calculation, to estimate the enterprise value of the reporting unit, under a market value approach, and comparing it to the carrying value of the reporting unit. Management determined that it is more likely than not that the fair value estimate of the reporting unit was greater than the carrying value. The most significant inputs into management’s estimated enterprise value are the stock price and an assumed control premium, which required significant judgment.

The principal considerations for our determination that performing procedures relating to the impairment assessment of goodwill is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the enterprise value of the reporting unit and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the assumed control premium.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of goodwill, including controls over developing the fair value estimate of the enterprise value of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the enterprise value of the reporting unit; (ii) evaluating the appropriateness of the market value approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market value approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to the assumed control premium. Evaluating management’s assumption related to the assumed control premium involved evaluating whether the assumption used by management was reasonable considering (i) the consistency with external market and industry data and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2024

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

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2023, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2023, as stated in Item 8 of this Annual Report on Form 10-K.

February 27, 2024

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,152.4	$1,162.3
Investments	334.2	261.6
Fees and other receivables	294.0	252.9
OEIC and unit trust receivables	94.6	65.7
Assets of consolidated VIEs:
Cash and cash equivalents	15.7	14.1
Investments	382.4	334.3
Other current assets	7.8	3.6
Other current assets	174.5	120.3
Total current assets	2,455.6	2,214.8
Non-current assets:
Property, equipment and software, net	44.2	51.8
Intangible assets, net	2,431.3	2,414.7
Goodwill	1,290.3	1,253.1
Retirement benefit asset, net	87.6	97.9
Other non-current assets	187.6	205.5
Total assets	$6,496.6	$6,237.8

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$231.4	$232.6
Current portion of accrued compensation, benefits and staff costs	297.9	300.8
OEIC and unit trust payables	98.5	72.8
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	3.2	4.3
Total current liabilities	631.0	610.5

Non-current liabilities:
Accrued compensation, benefits and staff costs	45.0	46.9
Long-term debt	304.6	307.5
Deferred tax liabilities, net	570.8	574.6
Retirement benefit obligations, net	2.3	3.0
Other non-current liabilities	87.4	98.8
Total liabilities	1,641.1	1,641.3

Commitments and contingencies (See Note 19)

REDEEMABLE NONCONTROLLING INTERESTS	317.2	233.9

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 163,338,035 and 165,657,905 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	245.0	248.5
Additional paid-in-capital	3,722.3	3,706.6
Treasury shares, 41,444 and 312,469 shares held at December 31, 2023, and December 31, 2022, respectively	(1.1)	(8.3)
Accumulated other comprehensive loss, net of tax	(563.6)	(647.7)
Retained earnings	1,135.5	1,060.7
Total shareholders’ equity	4,538.1	4,359.8
Nonredeemable noncontrolling interests	0.2	2.8
Total equity	4,538.3	4,362.6
Total liabilities, redeemable noncontrolling interests and equity	$6,496.6	$6,237.8

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Data)

	Year ended December 31,
	2023	2022	2021
Revenue:
Management fees	$1,700.1	$1,799.4	$2,189.4
Performance fees	5.1	(10.7)	102.7
Shareowner servicing fees	213.3	224.0	260.7
Other revenue	183.3	190.9	214.2
Total revenue	2,101.8	2,203.6	2,767.0
Operating expenses:
Employee compensation and benefits	593.3	611.5	693.3
Long-term incentive plans	167.4	180.7	181.0
Distribution expenses	455.9	498.3	554.1
Investment administration	47.4	49.4	51.6
Marketing	36.6	27.1	31.7
General, administrative and occupancy	294.6	279.3	271.8
Impairment of intangible assets	—	35.8	121.9
Depreciation and amortization	22.9	31.7	40.7
Total operating expenses	1,618.1	1,713.8	1,946.1
Operating income	483.7	489.8	820.9
Interest expense	(12.7)	(12.6)	(12.8)
Investment gains (losses), net	43.4	(113.3)	0.8
Other non-operating income, net	12.6	11.5	8.8
Income before taxes	527.0	375.4	817.7
Income tax provision	(100.3)	(100.9)	(205.3)
Net income	426.7	274.5	612.4
Net loss (income) attributable to noncontrolling interests	(34.7)	97.9	7.6
Net income attributable to JHG	$392.0	$372.4	$620.0

Earnings per share attributable to JHG common shareholders:
Basic	$2.37	$2.23	$3.59
Diluted	$2.37	$2.23	$3.57
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$101.5	$(225.1)	$(50.1)
Actuarial losses	(14.3)	(37.6)	(22.4)
Other comprehensive income (loss), net of tax	87.2	(262.7)	(72.5)
Other comprehensive loss (income) attributable to noncontrolling interests	(3.1)	2.0	0.4
Other comprehensive income (loss) attributable to JHG	$84.1	$(260.7)	$(72.1)
Total comprehensive income	$513.9	$11.8	$539.9
Total comprehensive loss (income) attributable to noncontrolling interests	(37.8)	99.9	8.0
Total comprehensive income attributable to JHG	$476.1	$111.7	$547.9

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$426.7	$274.5	$612.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.9	31.7	40.7
Impairment of intangible assets	—	35.8	121.9
Deferred income taxes	(6.1)	(14.3)	(2.2)
Stock-based compensation plan expense	77.4	90.6	68.2
Loss on sale of Intech	—	9.1	—
Provision for credit losses and contingent consideration adjustments	23.7	—	—
Investment losses (gains), net	(43.4)	113.3	(0.8)
Contributions to pension plans in excess of costs recognized	(3.4)	0.9	1.2
Other, net	(5.7)	(9.1)	(8.4)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(3.2)	(0.7)	1.0
Other assets	(25.2)	41.6	(44.5)
Other accruals and liabilities	(22.1)	(100.1)	105.9
Net operating activities	441.6	473.3	895.4
Investing activities:
Sales (purchases) of:
Investments, net	(59.7)	44.6	(177.1)
Property, equipment and software	(10.8)	(17.6)	(10.4)
Investments by consolidated seeded investment products, net	(224.9)	(43.9)	(97.4)
Cash received (paid) on settled seed capital hedges, net	(37.5)	75.9	(27.0)
Dividends received from equity-method investments	0.7	0.5	1.2
Long-term note with Intech	3.1	(15.9)	—
Proceeds from sale of subsidiaries	—	14.9	—
Receipt of contingent consideration payments from sale of subsidiaries	0.2	—	27.4
Net investing activities	(328.9)	58.5	(283.3)
Financing activities:
Proceeds from stock-based compensation plans	3.0	4.3	12.5
Purchase of common stock for stock-based compensation plans	(57.4)	(113.8)	(71.8)
Purchase of common stock for the share buyback program and from Dai-ichi Life	(61.9)	(98.9)	(372.1)
Dividends paid to shareholders	(258.7)	(259.4)	(256.0)
Revolving credit facility issuance costs	(1.1)	—	—
Distributions to noncontrolling interests	(2.6)	(1.0)	(0.5)
Third-party capital invested into consolidated seeded investment products, net	227.2	51.1	100.3
Principal payments under capital lease obligations	(0.4)	(1.4)	(0.5)
Net financing activities	(151.9)	(419.1)	(588.1)
Cash and cash equivalents:
Effect of foreign exchange rate changes	30.9	(54.9)	(13.5)
Net change	(8.3)	57.8	10.5
At beginning of period	1,176.4	1,118.6	1,108.1
At end of period	$1,168.1	$1,176.4	$1,118.6
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6	$14.6
Cash paid for income taxes, net of refunds	$104.3	$140.7	$217.6
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,152.4	$1,162.3	$1,107.3
Cash and cash equivalents held in consolidated VIEs	15.7	14.1	11.3
Total cash and cash equivalents	$1,168.1	$1,176.4	$1,118.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2021	180.4	$270.6	$3,815.0	$(107.3)	$(314.9)	$1,030.8	$17.4	$4,711.6
Net income (loss)	—	—	—	—	—	620.0	(1.5)	618.5
Other comprehensive loss	—	—	—	—	(72.1)	—	—	(72.1)
Dividends paid to shareholders ($1.50 per share)	—	—	0.1	—	—	(256.1)	—	(256.0)
Share buyback program	(11.4)	(17.0)	—	—	—	(355.1)	—	(372.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	0.6	—	0.6
Purchase of common stock for stock-based compensation plans	—	—	(70.3)	(1.5)	—	—	—	(71.8)
Vesting of stock-based compensation plans	—	—	(53.7)	53.7	—	—	—	—
Stock-based compensation plan expense	—	—	68.2	—	—	—	—	68.2
Proceeds from stock-based compensation plans	—	—	12.5	—	—	—	—	12.5
Balance at December 31, 2021	169.0	$253.6	$3,771.8	$(55.1)	$(387.0)	$1,040.2	$15.4	$4,638.9
Net income	—	—	—	—	—	372.4	—	372.4
Other comprehensive loss	—	—	—	—	(260.7)	—	—	(260.7)
Dividends paid to shareholders ($1.55 per share)	—	—	0.1	—	—	(259.5)	—	(259.4)
Share buyback program	(3.3)	(5.1)	—	—	—	(93.8)	—	(98.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(105.0)	(8.8)	—	—	—	(113.8)
Vesting of stock-based compensation plans	—	—	(55.2)	55.6	—	—	—	0.4
Stock-based compensation plan expense	—	—	90.6	—	—	—	—	90.6
Proceeds from stock-based compensation plans	—	—	4.3	—	—	—	—	4.3
Balance at December 31, 2022	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	392.0	—	392.0
Other comprehensive income	—	—	—	—	84.1	—	—	84.1
Dividends paid to shareholders ($1.56 per share)	—	—	0.1	—	—	(258.8)	—	(258.7)
Share buyback program	(2.4)	(3.5)	—	—	—	(58.4)	—	(61.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Purchase of common stock for stock-based compensation plans	—	—	(56.4)	(1.0)	—	—	—	(57.4)
Vesting of stock-based compensation plans	—	—	(8.4)	8.2	—	—	—	(0.2)
Stock-based compensation plan expense	—	—	77.4	—	—	—	—	77.4
Proceeds from stock-based compensation plans	—	—	3.0	—	—	—	—	3.0
Balance at December 31, 2023	163.3	$245.0	$3,722.3	$(1.1)	$(563.6)	$1,135.5	$0.2	$4,538.3

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business

As used herein, “JHG,” “we,” “us,” “our” and similar terms refer to Janus Henderson Group plc and its subsidiaries, unless indicated otherwise.

JHG is an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives.

JHG is a public limited company incorporated in Jersey, Channel Islands, and is tax-resident and domiciled in the UK. Our common stock is traded on the NYSE. On November 1, 2023, JHG announced that it had requested and received approval from ASX to be delisted, and on December 6, 2023, we delisted from ASX.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to require disclosure of certain significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. We do not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. We do not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material. Our significant estimates relate to investments, goodwill and intangible assets, retirement benefit assets and obligations, and income taxes.

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

An impairment loss is recognized if the carrying value of the asset exceeds the fair value of the asset. The amount of the impairment loss is equal to the excess of the carrying amount over the fair value. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2023, 2022 and 2021.

Cloud Computing Arrangements

Costs paid to vendors for third-party cloud-based hosting services are capitalized and recorded to other current assets or other non-current assets and subsequently amortized to general, administrative and occupancy expense on a straight-line basis over the life of the contract. Implementation costs incurred related to the cloud hosting arrangement are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. We capitalize costs incurred during the application development stage to other assets and other non-current assets and subsequently amortize those costs to general, administrative and occupancy expense on a straight-line basis over the life of the contract beginning when the asset is ready for its intended use.

Debt

Long-term debt consists of senior notes and is stated at amortized cost using the effective interest rate method. Amortized cost is calculated by taking into account any issuance costs and any discount or premium on settlement. Debt will cease to be recognized when the obligation under the liability has been discharged or cancelled or has expired.

Investments

Seeded Investment Products

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment (“seed capital”). The primary purpose of seed capital is to generate an investment performance track record in a product to attract third-party investors. Seeded investment products are initially assessed for consolidation. If it is determined consolidation is required, the individual securities within the portfolio are accounted for as investments on the Consolidated Balance Sheets. If consolidation is not required, the fair value is determined using the number of shares held multiplied by the share price of the respective fund. The change in fair value of seeded investment products is recorded within investment gains (losses), net in our Consolidated Statements of Comprehensive Income. Noncontrolling interests in consolidated seeded investment products represent third-party ownership interests and are included within investments in our Consolidated Balance Sheets. These assets are not available for general corporate purposes and may be redeemed by the third parties at any time.

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

We maintain deferred compensation plans for certain highly compensated employees and members of the Board of Directors. Eligible participants may defer a portion of their compensation and have the ability to earn a return by indexing their deferrals to mutual funds managed by us and our subsidiaries. We make no contributions to the plans. To protect against market variability of the liability, we create an economic hedge by investing in mutual funds that are consistent with the deferred amounts and mutual fund elections of the participants. Such investments remain assets of JHG. Changes in market value of the liability to participants are recognized as long-term incentive plans within our Consolidated Statements of Comprehensive Income, and changes in the market value of the mutual fund securities are recognized within investment gains (losses), net in our Consolidated Statements of Comprehensive Income.

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

Trade Receivables

Trade receivables are initially recognized at fair value, which is normally equivalent to the invoice amount. When the time value of money is material, the fair value is discounted. Provision for specific doubtful accounts is made when there is evidence that we may not be able to recover balances in full. Balances are written off when the receivable amount is deemed uncollectable.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash held at banks, on-demand deposits, investments in money market instruments, highly liquid short-term debt securities and commercial paper with a maturity date of three months or less. Cash balances maintained by consolidated VREs are not considered legally restricted and are included within cash and cash equivalents on the Consolidated Balance Sheets while cash balances held by consolidated VIEs are disclosed separately as a component of assets of consolidated VIEs in the Consolidated Balance Sheets. Cash held in consolidated VREs and VIEs is not available to us to use in our operations.

Derivative Instruments

We may, from time to time, use derivative financial instruments to mitigate price, interest rate, foreign currency and credit risk. We do not designate derivative instruments as hedges for accounting purposes.

Derivative instruments are measured at fair value and classified as either other current assets or accounts payable and accrued liabilities in our Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded within investment gains (losses), net in our Consolidated Statements of Comprehensive Income.

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

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide a stated rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term within general, administrative and occupancy expense within our Consolidated Statements of Comprehensive Income.

Nonredeemable Noncontrolling Interests and Redeemable Noncontrolling Interests

Nonredeemable noncontrolling interests that are not subject to redemption rights are classified in equity. Redeemable noncontrolling interests are classified outside of equity on the Consolidated Balance Sheets and are measured at the estimated fair value as of the balance sheet date. Noncontrolling interests in consolidated seed investments are classified as redeemable noncontrolling interests where there is an obligation on the fund to repurchase units at the investor’s request.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments traded in active markets (such as publicly traded securities and derivatives) is based on quoted market prices at the reporting date. The quoted market price used for financial instruments is the last traded market price for both financial assets and financial liabilities where the last traded price falls within the bid ask spread. In circumstances where the last traded price is not within the bid ask spread, management will determine the point within the bid ask spread that is most representative of fair value current bid price. The fair value of financial instruments that are not traded in an active market is determined using valuation techniques commonly used by market participants, including the use of comparable recent arm’s length transactions, discounted cash flow (“DCF”) analysis and option pricing models. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that we are valuing and the selected benchmark.

Measurements of fair value are classified within a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The valuation hierarchy contains three levels:

●	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets;

●

Level 2 — Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured; and

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

Level 3 Fair Value Measurements

Our assets and liabilities measured at Level 3 are primarily deferred compensation liabilities that are held against investments in our fund products where the significant valuation inputs are unobservable.

Details of inputs used to calculate the fair value of contingent deferred consideration can be found in Note 10 — Fair Value Measurements in Part II, Item 8, Financial Statements and Supplementary Data.

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

Stock-Based Compensation

We grant stock-based awards to certain employees, all of which are classified as equity settled stock-based payments. Equity settled stock-based payments are measured at the fair value of the shares at the grant date. The awards are expensed, with a corresponding increase in equity, on a graded basis over the vesting period. Forfeitures are recognized as they occur.

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

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the fair value of our sole reporting unit or intangible asset is less than the carrying value, an impairment is recognized. Any impairment is recognized immediately through net income and cannot subsequently be reversed. We have determined that we have one reporting unit for goodwill impairment testing purposes, which is consistent with internal management reporting and management’s oversight of operations. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

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

On consolidation, the assets and liabilities of our operations for which the functional currency is not USD are translated at exchange rates prevailing at the reporting date. Income and expense items are recognized at the appropriate exchange rate prevailing at the date of the transaction. Foreign currency differences arising, if any, are recorded to accumulated other comprehensive income. In the period in which an operation is liquidated, translation differences previously recognized within accumulated other comprehensive income are recognized as a component of other comprehensive income.

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

Note 3 — Dispositions

Management-Led Buyout of Quantitative Equities Subsidiary Intech

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech, to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). On March 31, 2022, the Management Buyout closed and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income, net in our Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout.

The terms of the transaction also included a $20.0 million seven-year term note subject to two tranches. Intech borrowed the first tranche of $10.0 million at closing while borrowings under the second tranche occurred after closing. As of December 31, 2023, the remainder of the second tranche is not available to Intech. The outstanding principal on the note receivable was $11.7 million as of December 31, 2023. As of December 31, 2023, we have established an allowance for the term note balance, and the fair value of the contingent consideration and option agreement is nil.

Geneva

On December 3, 2019, Henderson Global Investors (North America), Inc. (“HGINA”), a subsidiary of the Company, entered into an agreement to sell its 100% ownership interest in Geneva to GCM Purchaser, LLC. The sale closed on March 17, 2020.

Consideration included aggregate cash consideration of $38.4 million and contingent consideration (“Earnout”) based on future revenue. Payments under the Earnout are to be made quarterly over a five-year term, with minimum aggregate payments of $20.5 million and maximum aggregate payments of $35.0 million. We recognized a gain on the sale of Geneva of $16.2 million in other non-operating income, net in the Consolidated Statements of Comprehensive Income during the year ended December 31, 2021.

In November 2021, we received $20.0 million from GCM Purchaser, LLC with the intention to buy out the remaining Earnout balances with a lump sum. Approximately $12.5 million went toward the remaining balance of the base earnout, and the remaining $7.5 million went toward the excess earnout payment, which was recorded in other non-operating income, net in the Consolidated Statements of Comprehensive Income during the year ended December 31, 2022. As such, all consideration has been received, including the excess Earnout.

Note 4 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2023 and 2022, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Consolidated Balance Sheets pertaining to unconsolidated VIEs as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Unconsolidated VIEs	$17.2	$1.5

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded in our Consolidated Balance Sheets, including our net interest in these products, as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Investments	$242.9	$206.0
Cash and cash equivalents	6.5	5.8
Other current assets	21.6	1.8
Accounts payable and accrued liabilities	(1.1)	(1.0)
Total	$269.9	$212.6
Redeemable noncontrolling interests in consolidated VREs	(100.9)	(35.1)
JHG’s net interest in consolidated VREs	$169.0	$177.5

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Consolidated Balance Sheets pertaining to unconsolidated VREs as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Unconsolidated VREs	$9.9	$3.4

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 5 — Investments

Our investments as of December 31, 2023 and 2022, are summarized as follows (in millions):

	December 31,	December 31,
	2023	2022
Current investments:
Seeded investment products:
Consolidated VIEs	$382.4	$334.3
Consolidated VREs	242.9	206.0
Unconsolidated VIEs and VREs	27.1	4.9
Separately managed accounts	44.1	29.7
Total seeded investment products	696.5	574.9
Investments related to deferred compensation plans	12.0	10.7
Other investments	8.1	10.3
Total current investments	$716.6	$595.9
Non-current investments:
Equity method investments	29.5	18.7
Total investments	$746.1	$614.6

Investment Gains (Losses), Net

Investment gains (losses), net in our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31,
	2023	2022	2021
Seeded investment products and hedges, net	$20.3	$(15.2)	$2.0
Third-party ownership interests in seeded investment products	34.7	(97.9)	(8.0)
Equity method investments	(13.5)	2.9	3.0
Other	1.9	(3.1)	3.8
Investment gains (losses), net	$43.4	$(113.3)	$0.8

Investment gain (losses), net for the year ended  December 31, 2023, includes a $12.5 million charge due to a correction of an error of previously recognized earnings associated with an equity method investment.

Net unrealized gains (losses), excluding noncontrolling interests, on seeded investments products and associated derivative instruments still held at period end for the years ended December 31, 2023, 2022 and 2021, were $2.8 million, $(21.7) million and $41.0 million, respectively.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

Our equity method investment (other than investments in seeded investment products) includes Privacore Capital (“Privacore”). On June 1, 2023, we announced and closed a newly formed and funded joint venture, Privacore, an open-architecture provider and trusted consultant for alternative investment products tailored to Private Wealth clients. Upon closing, we made a capital contribution of $25 million. We hold a 49% interest in Privacore and account for this investment under the equity method. Beginning on January 1, 2025, for a 60-day period, we have the right, but not the obligation, to cause Privacore to issue additional shares such that after issuance, we own 99% of Privacore on a fully diluted basis in exchange for a cash capital contribution representing the fair market value (“FMV”) of such additional shares. If the JHG option occurs, we will have the right, but not the obligation, to purchase the remaining 1% equity interest in Privacore from the principals in exchange for the FMV of such shares.

Cash Flows

Cash flows related to our investments for the years ended December 31, 2023, 2022 and 2021, are summarized as follows (in millions):

	Year ended December 31,
	2023			2022			2021
	Purchases	Sales,		Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(227.3)	$2.4	$(224.9)	$(88.4)	$44.5	$(43.9)	$(100.4)	$3.0	$(97.4)
Investments	(180.6)	120.9	(59.7)	(143.1)	187.7	44.6	(303.0)	125.9	(177.1)

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

We were party to the following derivative instruments as of December 31, 2023 and 2022 (in millions):

	Notional value
	December 31, 2023	December 31, 2022
Futures	$1,018.0	$196.8
Credit default swaps	199.7	115.1
Total return swaps	51.8	37.2
Foreign currency forward contracts and swaps	176.2	131.7

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the years ended  December 31, 2023, 2022 and 2021, are summarized as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Futures	$(7.0)	$40.8	$(24.6)
Credit default swaps	(6.5)	3.7	(1.6)
Total return swaps	(12.8)	21.3	(13.3)
Foreign currency forward contracts and swaps	8.4	(9.6)	11.6
Total gains (losses) from derivative instruments	$(17.9)	$56.2	$(27.9)

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Consolidated Balance Sheets. The derivative assets and liabilities as of December 31, 2023 and 2022, are summarized as follows (in millions):

	Fair value
	December 31, 2023	December 31, 2022
Derivative assets	$1.8	$5.3
Derivative liabilities	16.7	4.0

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to hedge certain seed investments. As of December 31, 2023 and 2022, the fair value of securities sold but not yet purchased was $1.7 million and $0.5 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net in our Consolidated Statements of Comprehensive Income.

Derivative Instruments Used in Consolidated Seeded Investment Products

Certain of our consolidated seeded investment products use derivative instruments to contribute to the achievement of defined investment objectives. These derivative instruments are classified within other current assets or in accounts payable and accrued liabilities in our Consolidated Balance Sheets. Gains and losses on these derivative instruments are classified within investment gains (losses), net in our Consolidated Statements of Comprehensive Income.

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2023 and 2022 (in millions):

	Notional value
	December 31, 2023	December 31, 2022
Futures	$1,555.1	$141.3
Credit default swaps	13.2	2.2
Total return swaps	0.3	10.4
Interest rate swaps	2.2	—
Options	—	0.1
Swaptions	3.0	—
Foreign currency forward contracts and swaps	135.3	18.3

The majority of the notional value associated with futures contracts is related to a certain hedge fund that uses futures contracts to contribute to the achievement of defined investment objectives.

The derivative assets and liabilities as of  December 31, 2023 and 2022, are summarized as follows (in millions):

	Fair value
	December 31, 2023	December 31, 2022
Derivative asset	$6.7	$0.1
Derivative liabilities	1.2	0.6

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of December 31, 2023 and 2022, is summarized as follows (in millions):

	Notional value
	December 31, 2023	December 31, 2022
Foreign currency forward contracts and swaps	$65.3	$74.7

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Consolidated Balance Sheets. As of  December 31, 2023 and 2022, the derivative assets and liabilities in our Consolidated Balance Sheets were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income, net in our Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income, net in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2023, 2022 and 2021, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 7 — Property, Equipment and Software

The following table presents depreciation expense for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31,
	2023	2022	2021
Depreciation expense	$18.4	$21.6	$23.5

Property, equipment and software as of December 31, 2023 and 2022, are summarized as follows (in millions):

	Depreciation	December 31,
	period	2023	2022
Furniture, fixtures and computer equipment	3 - 10 years	$50.1	$23.9
Leasehold improvements	Over the shorter of the useful life or the lease term	47.7	27.6
Computer software	3 - 7 years	103.3	90.6
Property, equipment and software, gross		$201.1	$142.1
Accumulated depreciation		(156.9)	(90.3)
Property, equipment and software, net		$44.2	$51.8

Note 8 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during years ended  December 31, 2023 and 2022 (in millions):

					Foreign
	December 31,				currency	December 31,
	2022	Amortization	Disposal	Impairment	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$—	$—	$18.3	$2,064.8
Trademarks	360.0	—	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	(2.6)	—	2.3	68.6
Accumulated amortization	(60.7)	(1.7)	2.6	—	(2.3)	(62.1)
Net intangible assets	$2,414.7	$(1.7)	$—	$—	$18.3	$2,431.3

Goodwill	$1,253.1	$—	$—	$—	$37.2	$1,290.3

					Foreign
	December 31,				currency	December 31,
	2021	Amortization	Disposal	Impairment	translation	2022
Indefinite-lived intangible assets:
Investment management agreements	$2,114.8	$—	$—	$(25.9)	$(42.4)	$2,046.5
Trademarks	366.7	—	(4.7)	(2.0)	—	360.0
Definite-lived intangible assets:
Client relationships	168.4	—	(84.8)	(7.9)	(6.8)	68.9
Accumulated amortization	(107.2)	(3.7)	44.7	—	5.5	(60.7)
Net intangible assets	$2,542.7	$(3.7)	$(44.8)	$(35.8)	$(43.7)	$2,414.7

Goodwill	$1,341.5	$—	$(7.0)	$—	$(81.4)	$1,253.1

Indefinite-lived intangible assets represent certain investment management contracts where we expect both the renewal of the contracts and the cash flows generated by them to continue indefinitely. Trademarks relate to the Janus brand, which was acquired as a result of the Merger and subsequently rebranded as Janus Henderson. Definite-lived intangible assets represent client relationships, which are amortized over their estimated lives using the straight-line method. The remaining estimated useful life of the client relationships is 15 years.

Foreign currency translation movements in the table primarily relate to the translation of the intangible assets and goodwill balances denominated in non-USD currencies to our functional and presentational currency of USD using the closing foreign currency exchange rate at the end of each reporting period.

Management Buyout of Intech

As detailed in Note 3 — Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, on March 31, 2022, the Management Buyout of Intech closed. As part of this disposition, we removed $4.7 million and $40.1 million of trademarks and client relationships, respectively, from our Consolidated Balance Sheets as these intangible assets were directly connected to Intech. In addition, we also allocated $7.0 million of goodwill to Intech, which was also removed from our Consolidated Balance Sheets as part of the Management Buyout.

Impairment Assessment

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1 of each year by performing a qualitative impairment (step 0) test to determine if it is necessary to perform a quantitative impairment test. To assess our goodwill balance, our qualitative impairment test is inclusive of consideration of macroeconomic conditions along with performing a quantitative calculation, to estimate the enterprise value of the reporting unit, under a market value approach, and compared it to the carrying value of the reporting unit. The results of the assessment revealed it is more likely than not that the fair value estimate of the reporting unit was greater than the carrying value. The most significant inputs into the estimated enterprise value were our stock price and an assumed control premium, which required significant judgment.

We also assessed our indefinite-lived intangible assets as part of our annual impairment assessment. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. The results of the indefinite-lived intangible assessment revealed it is more likely than not that the fair values of our intangible assets exceeded their carrying values; no impairment was recorded.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances that would have a triggered an assessment of the definite-lived intangibles assets.

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is immaterial on an annual basis and in the aggregate is $6.5 million.

Note 9 — Leases

Our leases include operating and finance leases for property and equipment. Property leases include office space in the UK, Europe, the U.S. and the Asia Pacific region. Equipment leases include copiers and server equipment located throughout our office space and off-site. Our leases have remaining lease terms of one year to 10 years. Certain leases include options to extend or early terminate the leases; however, we currently have not exercised these options, and they are not reflected in our lease assets and liabilities. The impact of operating and financing leases on our financial statements is summarized below.

Balance Sheet

Operating and financing lease assets and liabilities in our Consolidated Balance Sheets as of December 31, 2023 and 2022, consisted of the following (in millions):

Operating lease ROU assets:	December 31, 2023	December 31, 2022
Other non-current assets	$69.5	$79.7

Operating lease liabilities:
Accounts payable and accrued liabilities	$23.0	$23.7
Other non-current liabilities	54.8	67.1
Total operating lease liabilities	$77.8	$90.8

Finance lease ROU assets:
Property and equipment, cost	$0.6	$16.3
Accumulated depreciation	(0.3)	(14.2)
Property and equipment, net	$0.3	$2.1

Finance lease liabilities:
Accounts payable and accrued liabilities	$0.1	$0.8
Other non-current liabilities	0.2	1.4
Total finance lease liabilities	$0.3	$2.2

Statement of Comprehensive Income

The components of lease expense in our Consolidated Statements of Comprehensive Income during the years ended December 31, 2023, 2022 and 2021, are summarized below (in millions):

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost(1)	$22.6	$27.5	$30.2

Finance lease cost:
Amortization of ROU asset(2)	$0.5	$0.8	$0.5

(1)	Included in general, administrative and occupancy in our Consolidated Statements of Comprehensive Income.
(2)	Included in depreciation and amortization in our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK. During the years ended December 31, 2023, 2022 and 2021, we received the following from tenants (in millions):

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Sublease income	$4.3	$5.9	$7.2

For the years ended  December 31, 2023, 2022 and 2021, the impairment of subleased ROU operating assets was insignificant.

Supplemental Information

Cash payments for operating and finance leases included in our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in millions):

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$29.4	$26.9	$27.9
Financing cash flows from finance leases	$0.4	$0.9	$0.4

Supplemental non-cash lease information for the years ended December 31, 2023, 2022 and 2021, is summarized as follows (in millions):

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Increase (decrease) in ROU assets related to modified operating lease liabilities	$2.7	$(3.2)	$11.4

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

	Year ended	Year ended
Weighted-average remaining lease term (in months):	December 31, 2023	December 31, 2022
Operating leases	51	57
Finance leases	37	38

	Year ended	Year ended
Weighted-average discount rate(1):	December 31, 2023	December 31, 2022
Operating leases	2.5%	4.3%
Finance leases	4.0%	2.2%

(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions)(1)	Operating leases
2024	$24.1
2025	18.1
2026	14.5
2027	13.4
2028	10.3
Thereafter	1.7
Total lease payments	82.1
Less interest	4.3
Total	$77.8

(1)	The future lease obligations for finance leases are immaterial as of December 31, 2023.

On January 31, 2024, we amended our lease agreement associated with our primary office building in Denver, Colorado. The term of the lease was extended for a period of 91 months commencing on February 1, 2025, and expiring on August 31, 2032.

Note 10 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2023 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$894.4	$—	$—	$894.4
Current investments:
Consolidated VIEs	317.6	64.7	0.1	382.4
Other investments	212.2	122.0	—	334.2
Total current investments	529.8	186.7	0.1	716.6
Seed hedge derivatives	—	1.8	—	1.8
Derivatives used in consolidated seeded investment products	—	6.7	—	6.7
Privacore option agreement	—	—	1.0	1.0
Total assets	$1,424.2	$195.2	$1.1	$1,620.5
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$1.2	$—	$1.2
Derivatives used in foreign currency hedging program	—	0.7	—	0.7
Securities sold, not yet purchased	1.7	—	—	1.7
Seed hedge derivatives	—	16.7	—	16.7
Long-term debt(1)	—	298.0	—	298.0
Deferred bonuses	—	—	117.6	117.6
Total liabilities	$1.7	$316.6	$117.6	$435.9

(1)	Carried at amortized cost in our Consolidated Balance Sheets and disclosed in this table at fair value.

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of December 31, 2022 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$688.4	$—	$—	$688.4
Current investments:
Consolidated VIEs	275.4	54.0	4.9	334.3
Other investments	171.9	89.4	0.3	261.6
Total current investments	447.3	143.4	5.2	595.9
Seed hedge derivatives	—	5.3	—	5.3
Derivatives used in consolidated seeded investment products	—	0.1	—	0.1
Derivatives used in foreign currency hedging program	—	0.4	—	0.4
Option agreement	—	—	0.8	0.8
Contingent consideration from sale of subsidiaries	—	—	12.3	12.3
Total assets	$1,135.7	$149.2	$18.3	$1,303.2
Liabilities:
Derivatives used in consolidated seeded investment products	$—	$0.6	$—	$0.6
Derivatives used in foreign currency hedging program	—	1.1	—	1.1
Securities sold, not yet purchased	0.5	—	—	0.5
Seed hedge derivatives	—	4.0	—	4.0
Long-term debt(1)	—	295.4	—	295.4
Deferred bonuses	—	—	46.5	46.5
Total liabilities	$0.5	$301.1	$46.5	$348.1

(1)	Carried at amortized cost in our Consolidated Balance Sheets and disclosed in this table at fair value.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by consolidated and unconsolidated seeded investment products and cash equivalents with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the NAV, which is considered a quoted price in an active market.

Level 2 Fair Value Measurements

Our Level 2 fair value measurements consist mostly of investments held by consolidated investment products, unconsolidated seeded investment products and our long-term debt. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the NAV, which is considered a quoted price in an active market. The fair value level of our long-term debt is determined using recent trading activity, which is considered a Level 2 input.

Level 3 Fair Value Measurements

Investments

As of December 31, 2023 and 2022, certain investments within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2023 and 2022, were as follows (in millions):

	Year ended December 31,
	2023	2022
Beginning of period fair value	$18.3	$8.8
Contingent consideration from sale of subsidiaries	—	12.1
Settlement of contingent consideration	(0.2)	—
Fair value adjustments	(12.1)	(1.2)
Transfers from Level 1	0.2	0.3
Transfers to Level 1	(4.8)	(2.1)
Purchases of securities	—	1.0
Sales of securities	(0.3)	(0.3)
Foreign currency translation	—	(0.3)
End of period fair value	$1.1	$18.3

Changes in fair value of our Level 3 liabilities for the years ended December 31, 2023 and 2022, were as follows (in millions):

	Year ended December 31,
	2023	2022
Beginning of period fair value	$46.5	$50.5
Fair value adjustments	9.0	(2.1)
Vesting of deferred bonuses	(34.7)	(36.5)
Amortization of deferred bonuses	58.6	38.0
Foreign currency translation	2.4	(3.4)
Additions	35.8	—
End of period fair value	$117.6	$46.5

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets. We measure the fair value of goodwill and intangible assets on initial recognition using DCF analysis that requires assumptions regarding projected future earnings and discount rates.

Refer to Note 8 — Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on the impairment assessments. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

Note 11 — Debt

Our debt as of December 31, 2023 and 2022, consisted of the following (in millions):

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	value	value	value	value
4.875% Senior Notes due 2025	$304.6	$298.0	$307.5	$295.4

4.875% Senior Notes Due 2025

The 2025 Senior Notes have a principal value of $300.0 million as of December 31, 2023, and pay interest at 4.875% semiannually on February 1 and August 1 of each year and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at December 31, 2023, of $4.6 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability within long-term debt on our Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

On June 30, 2023, we entered into a new $200 million, unsecured, revolving Credit Facility and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The new Credit Facility has a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the SOFR in relation to any loan in USD, the SONIA in relation to any loan in GBP, the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in AUD. We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio, cannot exceed 3.00x EBITDA. At December 31, 2023, we were in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility.

Note 12 — Income Taxes

The components of our provision for income taxes for the years ended December 31, 2023, 2022 and 2021, are as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Current income taxes:
UK	$15.2	$10.5	$41.1
U.S., including state and local	88.1	95.9	154.0
International	3.0	8.8	12.4
Total current income taxes	106.3	115.2	207.5
Deferred income taxes:
UK	(4.0)	(10.3)	29.6
U.S., including state and local	(2.0)	10.0	(8.7)
International	—	(14.0)	(23.1)
Total deferred income benefits	(6.0)	(14.3)	(2.2)
Total income tax expense	$100.3	$100.9	$205.3

The components of our total income before taxes for the years ended December 31, 2023, 2022 and 2021, are as follows (in millions):

	Year ended December 31,
	2023	2022	2021
UK	$86.4	$(44.1)	$217.8
U.S.	423.4	428.7	627.1
International	17.2	(9.2)	(27.2)
Total income before taxes	$527.0	$375.4	$817.7

We are a tax resident in the UK and a reconciliation is required from the UK statutory rate to the effective tax rate. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
UK statutory corporation tax rate	23.5%	19.0%	19.0%
Effect of foreign tax rates	0.1	6.3	3.5
Equity-based compensation	0.3	0.7	0.1
Tax adjustments	0.5	2.0	0.4
Impact of changes in statutory tax rates on deferred taxes	(1.9)	(1.3)	3.6
Taxes applicable to prior years	(1.9)	(4.5)	(1.4)
Other, net	(1.8)	—	(0.3)
Effective income tax rate, controlling interest	18.8%	22.2%	24.9%
Net loss attributable to noncontrolling interests	0.2	4.7	0.2
Total effective income tax rate	19.0%	26.9%	25.1%

We operate in several tax jurisdictions around the world, each with its own statutory tax rate and set of tax laws and regulations. As a result, our future blended average statutory tax rate will be influenced by any changes to such laws and regulations and the mix of profits and losses of our subsidiaries.

Tax Legislation

Any legislative changes and new or proposed tax regulations may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Compensation and staff benefits	$59.8	$57.6
Loss carryforwards(1)	88.4	76.7
Accrued liabilities	7.0	6.3
Debt premium	1.3	2.1
Lease liabilities	16.8	19.6
Other	4.0	13.9
Gross deferred tax assets	177.3	176.2
Valuation allowance	(76.8)	(68.3)
Deferred tax assets, net of valuation allowance	$100.5	$107.9
Deferred tax liabilities:
Retirement benefits	$(21.4)	$(24.2)
Goodwill and acquired intangible assets	(628.6)	(631.2)
Lease ROU assets	(16.2)	(18.9)
Other	(3.5)	(7.1)
Gross deferred tax liabilities	(669.7)	(681.4)
Total deferred tax liabilities(2)	$(569.2)	$(573.5)

(1)

The majority of the 2023 loss carryforward relates to the UK capital loss of $294.7 million, before tax effects, which may be carried forward without time limitation. There is a full valuation allowance against UK capital losses.

(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the foreign currency translation adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on our Consolidated Balance Sheets as non-current balances and as of December 31, 2023 and 2022, are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets, net (included in other non-current assets)	$1.6	$1.1
Deferred tax liabilities, net	(570.8)	(574.6)
Total deferred tax liabilities	$(569.2)	$(573.5)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets increased by $6.3 million in 2023. The increase is primarily attributable to foreign currency translation on capital losses during the current year.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2023, 2022 and 2021, is as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$26.7	$19.2	$15.8
Additions for tax positions of current year	6.9	9.7	5.0
Reduction due to settlement with taxing authorities	(0.3)	(1.4)	(1.2)
Reduction due to statute expirations	(4.6)	(0.5)	(0.4)
Total change due to true up	(0.1)	—	—
Total removed due to audit payment	(0.4)	—	—
Foreign currency translation	0.2	(0.3)	—
Ending balance	$28.4	$26.7	$19.2

If the balance in the table above is recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2023, 2022 and 2021, the total accrued interest balance relating to uncertain tax positions was $5.8 million, $3.9 million and $2.6 million, respectively. Potential penalties at December 31, 2023, 2022 and 2021, were insignificant and have not been accrued.

We are subject to U.S. federal income tax, state and local income tax, UK income tax, and income tax in several other jurisdictions, all of which can be examined by the relevant taxing authorities. Significant tax jurisdictions that remain open for examination by the taxing authorities include:

●	Tax years 2020 and onward remain open to examination by the U.S. federal tax authorities;
●	Tax years 2019 and onward remain open to examination by the UK tax authorities; and
●	Tax years 2013 and onward remain open to examination by certain U.S. state tax authorities.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $8.8 million within the next 12 months, excluding changes due to foreign currency translation.

Note 13 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2023 and 2022, are composed of the following (in millions):

	December 31,
	2023	2022
Prepaid expenses	$69.9	$42.4
Current corporation tax	26.5	31.1
Derivatives (including collateral and margin)	41.5	22.0
Other current assets	36.6	24.8
Total other current assets	$174.5	$120.3

Other non-current assets on our Consolidated Balance Sheets of $187.6 million and $205.5 million as of December 31, 2023 and 2022, respectively, primarily relate to operating leases, capitalized cloud services implementation costs, deferred consideration and equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2023 and 2022, comprise the following (in millions):

	December 31,
	2023	2022
Accrued distribution commissions	$58.6	$60.9
Accrued rebates	17.2	18.7
Other accrued liabilities	63.6	72.0
Total other accrued liabilities	$139.4	$151.6
Current corporation tax (including interest)	11.9	14.9
Operating and financing leases	23.1	24.5
Derivatives	17.5	5.1
Other current liabilities	39.5	36.5
Total accounts payable and accrued liabilities	$231.4	$232.6

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2023 and 2022, comprise the following (in millions):

	December 31,
	2023	2022
Non-current tax liabilities (including interest)	$22.9	$23.0
Operating leases	54.8	67.1
Other creditors	9.7	8.7
Total other non-current liabilities	$87.4	$98.8

Other creditors include provisions for retirement obligations of leased office space and deferred compensation for certain members of the board of directors.

Note 14 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2023 and 2022, consisted of the following (in millions):

	December 31,
	2023	2022
Consolidated seeded investment products	$317.2	$233.9

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended  December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31,
	2023	2022	2021
Opening balance	$233.9	$148.5	$70.6
Changes in market value	34.8	(97.9)	(6.2)
Changes in ownership	46.5	184.2	84.3
Foreign currency translation	2.0	(0.9)	(0.2)
Closing balance	$317.2	$233.9	$148.5

Note 15 — Long-Term Incentive Compensation

We operate the following stock and mutual fund-based compensation plans:

●	Deferred Incentive Plan (“DIP”);
●	Deferred Equity Plan (“DEP”);
●	Restricted Stock Awards (“RSAs”);
●	Mutual Fund Share Awards (“MFSAs”); and
●

Other less significant plans (includes: Restricted Share Plan (“RSP”), Saveshare Plan (“SAYE”), Long-Term Incentive Plan (“LTIP”), Buy As You Earn Share Plan (“BAYE”) and Employee Stock Purchase Plan (“ESPP”)).

Further details on the material plans in operation during 2023 are discussed below.

Deferred Incentive Plan

Starting in 2020 as part of our effort to consolidate how awards are issued, DIP awards are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the 2022 Deferred Incentive Plan and the Third Amended and Restated 2010 Deferred Incentive Plan. Awards are issued as stock or as mutual fund awards and generally vest over a three- or four-year period. At December 31, 2023, the cost basis of unvested mutual fund awards totaled $153.2 million. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed and are subject to tax withholding.

Performance Share Units (“PSUs”) are issued under the DIP and may or may not vest in whole or in part three years after the date of grant based on performance measures.

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

Restricted Stock Awards

Prior to the transition to the DIP in 2020, RSAs were generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the Amended and Restated 2010 LTIP, the JCG 2005 Long-Term Incentive Stock Plan and the 2012 Employment Inducement Award Plan (“2012 EIA Plan”). Awards generally vest over a three- or four-year period on a graded basis.

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

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2023, 2022 and 2021, are summarized as follows (in millions):

	Year ended December 31,
	2023	2022	2021
DIP	$70.6	$84.0	$52.1
DEP	—	0.3	2.8
RSA	—	1.9	8.8
Other	4.3	4.1	4.2
Stock-based payments expense	$74.9	$90.3	$67.9
DIP funds — liability settled	81.5	84.7	71.3
DEP funds — liability settled	—	0.6	13.1
MFSA — liability settled	0.8	(1.5)	12.9
Profits Interests and Other	0.7	(3.9)	2.9
Social Security costs	9.5	10.5	12.9
Total long-term incentive compensation expense	$167.4	$180.7	$181.0

Unrecognized and unearned compensation expense based on expected vesting outcomes as of December 31, 2023, including the weighted-average number of years over which the compensation cost will be recognized, is summarized as follows (in millions):

	Unrecognized	Weighted-average
	compensation	years
DIP	$44.1	1.7
Other	2.5	1.3
Stock-based payments expense	46.6	1.7
DIP funds — liability settled	43.3	1.5
Social Security costs	16.8	0.7
Total unrecognized long-term incentive compensation expense	$106.7	1.5

We generally grant long-term incentive awards in February in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted to employees in 2023, 2022 and 2021. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2023	2022	2021
	SAYE	SAYE	SAYE
Fair value of options granted	£6.2	£9.25	£10.28
Assumptions:
Dividend yield	5.89%	4.27%	3.68%
Expected volatility	45.33%	41.82%	41.37%
Risk-free interest rate	3.47%	1.43%	0.17%
Expected life (years)	3.16	3.17	3.00

The table below summarizes our outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	386,584	$19.18	492,889	$20.83	1,255,398	$27.13
Granted	137,019	$21.67	127,903	$24.83	83,648	$23.85
Exercised	(201,795)	$14.95	(193,821)	$24.34	(418,292)	$29.04
Forfeited	(36,854)	$23.37	(40,387)	$22.78	(427,865)	$36.87
Outstanding at December 31	284,954	$22.82	386,584	$19.18	492,889	$20.83
Exercisable(1)	5,954	$8.23	32,710	$10.46	92,630	$26.62
Vested or expected to vest	284,954	$22.82	386,584	$19.18	92,630	$26.62

(1)

The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31,
	2023	2022	2021
Exercised	$2.4	$1.3	$0.3
Outstanding	$2.3	$2.4	$7.4
Exercisable	$0.1	$0.5	$1.0

Deferred Incentive Plan, Deferred Equity Plan and Restricted Stock Awards

The table below summarizes unvested DIP, DEP and RSA, excluding PSUs detailed separately, for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Unvested at January 1	5,641,839	$29.99	4,949,927	$26.42	5,602,828	$24.56
Granted	2,141,254	$27.08	3,581,420	$32.44	2,285,257	$29.94
Vested	(2,669,197)	$27.93	(2,733,825)	$26.29	(2,699,721)	$26.78
Forfeited	(229,409)	$29.70	(155,683)	$31.48	(238,437)	$27.37
Unvested at December 31	4,884,487	$29.86	5,641,839	$29.99	4,949,927	$26.42

Performance Share Units

The table below summarizes unvested PSUs granted to our CEO and Executive Committee members for the years ended December 31, 2023, 2022 and 2021(1):

	2023		2022		2021
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Unvested at January 1	50,900	$29.38	258,024	$24.31	264,695	$26.07
Granted	333,389	$27.44	-	$-	77,228	$29.38
Adjustment to shares granted due to performance measures	-	$-	39,837	$24.55	(23,996)	$34.52
Vested	(50,900)	$29.38	(246,961)	$22.28	(59,903)	$34.52
Forfeited	(56,852)	$27.44	-	$-	-	$-
Unvested at December 31	276,537	$27.44	50,900	$29.38	258,024	$24.31

(1)

For PSUs granted in 2023, these PSUs may or may not vest in whole or in part three years after the date of grant, based on JHG annual net new revenue and adjusted operating margin for final grant year. Vesting of the PSUs issued prior to 2023 was subject to our three-year Total Shareholder Return (“TSR”) performance relative to a peer group over a three-year period following the grant date. Performance related to shares vesting in 2022 and 2023 was determined as of June 30, 2022.

Note 16 — Retirement Benefit Plans

Defined Contribution Plans

We operate two main separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for the majority of our international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2023, we matched 5.0% of employee-eligible compensation in our 401(k) plan.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $8.1 million, $8.6 million and $8.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts included in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, in respect to our non-U.S. defined contribution plan were $14.0 million, $15.7 million and $19.0 million, respectively, which represents contributions paid or payable to this plan by us.

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

Plan Assets and Benefit Obligations

The Plan assets and defined benefit obligations of the JHGPS, including money purchase benefits subject to a reference scheme test, and the unapproved pension plan were valued as of December 31, 2023 and 2022. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	2023	2022
Change in plan assets:
Fair value of plan assets as of January 1	$660.5	$1,142.6
Return on plan assets	15.2	(335.0)
Employer contributions	2.2	2.1
Benefits paid	(17.9)	(15.8)
Settlements	(3.2)	(9.7)
Foreign currency translation	39.6	(123.7)
Fair value of plan assets as of December 31	696.4	660.5
Change in benefit obligation:
Benefit obligation as of January 1	(565.6)	(975.2)
Interest cost	(27.6)	(16.9)
Settlements	3.2	9.7
Benefits paid	17.9	15.8
Actuarial (loss)/gain	(5.1)	295.4
Foreign currency translation	(33.9)	105.6
Benefit obligation as of December 31	(611.1)	(565.6)
Funded status as of year-end	85.3	94.9
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$85.3	$94.9

Actuarial losses during the year ended December 31, 2023, were primarily due to changes in financial assumptions over the year, including a decrease in the discount rate resulting from lower bond yields, leading to an increase in the benefit obligation. These losses were offset by increases in the asset value, also resulting from lower bond yields, leading to an increase in the fair value of the assets. During the year ended December 31, 2023, $3.2 million was paid to members transferring their benefits out of the scheme, reducing the benefit obligation.

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

Amounts recognized on our Consolidated Balance Sheets, net of tax at source, as of December 31, 2023 and 2022, consist of the following (in millions):

	December 31,
	2023	2022
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$87.6	$97.9
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(2.3)	(3.0)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$85.3	$94.9

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Discount rate	4.5%	4.8%
Inflation — Retail Price Index (“RPI”)	3.1%	3.3%
Inflation — Consumer Price Index (“CPI”)	2.5%	2.7%
Pension increases (RPI capped at 5% per annum (“p.a.”))	3.0%	3.2%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%
Life expectancy of male aged 60 at accounting date	29.1	29.4
Life expectancy of male aged 60 in 15 years’ time	30.1	30.3

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

The Company is aware of a court decision in the UK regarding the validity of certain historical modifications to pension scheme rules, including with regard to benefits. More specifically, the judgment voided certain benefit modifications and the original benefits were reinstated, resulting in increased liabilities for the scheme and ultimately for the sponsoring employer. Although the Company was not party to this litigation, the UK court’s decision may have a material impact to other UK pension schemes, including our UK pension scheme. The judgment is subject to appeal and the impact, if any, that this litigation may have on our UK pension scheme is unknown at this time.

Plan Assets

The fair values of the JHGPS plan assets as of December 31, 2023 and 2022, by major asset class are as follows (in millions):

	December 31,
	2023	2022
Cash and cash equivalents	$19.9	$1.8
Money market instruments	7.8	8.0
Bulk annuity policy	240.7	230.7
Fixed income investments	300.6	249.3
Equity investments	127.4	170.7
Total assets at fair value	$696.4	$660.5

As of December 31, 2023 and 2022, $103.4 million and $148.4 million, respectively, of JHGPS assets were held in JHG-managed funds.

On September 5, 2019, JHGPS and Scottish Widows Limited (“SWL”) entered into a pension buy-in agreement (“agreement”). The agreement provides JHGPS a monthly contractual payment stream from SWL to satisfy pension obligations payable to approximately 43% of total plan participants receiving benefits from JHGPS as of December 31, 2019. The agreement does not relieve JHGPS or JHG (as plan sponsor) of the primary responsibility for the pension obligations. JHGPS paid a premium of approximately £328 million ($404 million) for the agreement, and it was recorded at fair value as a plan asset of JHGPS.

The remaining assets of the JHGPS plan are allocated to a portfolio of fixed income assets. This portfolio aims to broadly match movements in the value of liabilities caused by changes in interest rates and inflation. Excluding the bulk annuity policy, the strategic asset allocation as of December 31, 2023, was 100% fixed income, and as of  December 31, 2022, the allocation was 80% fixed income and 20% growth assets.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2023 (in millions):

	Fair value measurements using:
	Quoted prices in
	active markets for
	identical assets	Significant other	Significant
	and liabilities	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$19.9	$—	$—	$19.9
Money market instruments	7.8	—	—	7.8
Bulk annuity contract	—	—	240.7	240.7
Fixed income investments	300.6	—	—	300.6
Equity investments	127.4	—	—	127.4
Total	$455.7	$—	$240.7	$696.4

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

The value of the bulk annuity contracts increased from $230.7 million at December 31, 2022, to $240.7 million at December 31, 2023. The increase was due to $13.2 million of interest on the bulk annuity asset, $3.3 gain on financial assumptions and foreign currency translation of $13.0 million. The increases were partially offset by changes in demographic assumptions resulting in a decrease of $5.0 million, combined with $14.4 million in cash payments paid under the contract terms.

The expected rate of return on assets for the financial period ending December 31, 2023, was 4.4% p.a. based on financial conditions as of December 31, 2022 (2022: 1.6% p.a.). This rate is derived by taking the weighted average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial Gains and Losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial gain, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2023 and 2022, are shown below (in millions):

	2023	2022
Opening accumulated unamortized actuarial loss as of January 1	$(70.4)	$(32.8)
Actuarial loss	(18.8)	(53.1)
Tax at source on current year actuarial gain	3.5	15.1
Prior service cost	0.5	0.4
Amortization of actuarial loss	0.5	—
Closing accumulated unamortized actuarial loss as of December 31	$(84.7)	$(70.4)

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect to defined benefit plans for the years ended December 31, 2023, 2022 and 2021, include the following (in millions):

	December 31,
	2023	2022	2021
Service cost	$—	$—	$(0.6)
Settlement loss	—	—	(1.1)
Curtailment loss	—	—	(0.3)
Interest cost	(27.6)	(16.9)	(13.5)
Amortization of actuarial loss	(0.5)	—	—
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Expected return on plan assets	28.7	13.8	11.3
Net periodic benefit credit (cost)	0.2	(3.5)	(4.6)
Contributions to money purchase section	(11.6)	(11.5)	(11.3)
Total cost	$(11.4)	$(15.0)	$(15.9)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 (in millions):

	December 31,
	2023	2022	2021
Discount rate	4.8%	1.9%	1.3%
Inflation — salaries	N/A	N/A	2.5%
Inflation — RPI	3.3%	3.4%	2.9%
Inflation — CPI	2.7%	2.8%	2.2%
Pension increases (RPI capped at 5% p.a.)	3.2%	3.3%	2.9%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.2%	2.1%
Expected return on plan assets	4.4%	1.6%	1.2%
Amortization period for net actuarial gains at beginning of the year	28.0	29.0	9.0

Cash Flows

Employer contributions of $2.1 million were paid in relation to our defined benefit pension plans during 2023 (excluding credits to members’ money purchase accounts). We expect to contribute approximately $2.1 million to the JHGPS (excluding credits to members’ money purchase accounts) in the year ended December 31, 2024.

The expected future benefit payments for our pension plan are as follows (in millions):

2024	$22.1
2025	$22.4
2026	$23.8
2027	$24.7
2028	$25.1
2029-2033	$137.6

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2023 and 2022, are as follows (in millions):

	Year ended December 31,
	2023			2022
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(577.3)	$(70.4)	$(647.7)	$(354.2)	$(32.8)	$(387.0)
Other comprehensive income (loss)	96.8	(15.2)	81.6	(221.0)	(38.0)	(259.0)
Reclassifications to net income(1)	4.7	0.9	5.6	(4.1)	0.4	(3.7)
Total other comprehensive income (loss)	101.5	(14.3)	87.2	(225.1)	(37.6)	(262.7)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(3.1)	—	(3.1)	2.0	—	2.0
Ending balance	$(478.9)	$(84.7)	$(563.6)	$(577.3)	$(70.4)	$(647.7)

(1) Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity is disposed of.

The components of other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022 and 2021, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2023	amount	expense	Net amount
Foreign currency translation adjustments	$94.4	$2.4	$96.8
Retirement benefit asset, net	(18.7)	3.5	(15.2)
Reclassifications to net income	5.6	—	5.6
Total other comprehensive income	$81.3	$5.9	$87.2

	Pre-tax	Tax
Year ended December 31, 2022	amount	expense	Net amount
Foreign currency translation adjustments	$(224.2)	$3.2	$(221.0)
Retirement benefit asset, net	(46.8)	8.8	(38.0)
Reclassifications to net income	(3.7)	—	(3.7)
Total other comprehensive loss	$(274.7)	$12.0	$(262.7)

	Pre-tax	Tax
Year ended December 31, 2021	amount	expense	Net amount
Foreign currency translation adjustments	$(48.2)	$1.3	$(46.9)
Retirement benefit asset, net	(23.5)	—	(23.5)
Reclassifications to net income	(2.1)	—	(2.1)
Total other comprehensive loss	$(73.8)	$1.3	$(72.5)

Note 18 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2023, 2022 and 2021 (in millions, except per share data):

	Year ended December 31,
	2023	2022	2021
Net income attributable to JHG	$392.0	$372.4	$620.0
Allocation of earnings to participating stock-based awards	(11.2)	(11.3)	(17.7)
Net income attributable to JHG common shareholders	$380.8	$361.1	$602.3

Weighted-average common shares outstanding — basic	160.4	161.7	167.9
Dilutive effect of nonparticipating stock-based awards	0.1	0.3	0.6
Weighted-average common shares outstanding — diluted	160.5	162.0	168.5

Earnings per share:
Basic	$2.37	$2.23	$3.59
Diluted	$2.37	$2.23	$3.57

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Dividends paid per share	$1.56	$1.55	$1.50

On January 31, 2024, our Board of Directors declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 28, 2024, to shareholders of record at the close of business on February 12, 2024.

Note 19 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2023, are discussed below.

Operating and Finance Leases

As of December 31, 2023, we had future minimum rental commitments under non-cancelable operating and finance leases. On January 31, 2024, we amended our lease agreement associated with our primary office building in Denver, Colorado. The term of the lease was extended for a period of 91 months commencing on February 1, 2025, and expiring on August 31, 2032. Refer to Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplementary Data, for information related to operating and financing lease commitments.

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

Note 20 — Related Party Transactions

Disclosures relating to equity method investments and our pension scheme can be found in Note 5 — Investments and Note 16 — Retirement Benefit Plans, respectively, in Part II, Item 8, Financial Statements and Supplementary Data. Transactions between JHG and our controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.

Certain managed funds are considered to be related parties of JHG under the related party guidance. We earn fees from the funds for which we act as investment manager, and the balance sheet includes amount due from these managed funds.

During the years ended December 31, 2023, 2022 and 2021, we recognized revenues of $1,946.5 million, $2,017.2 million and $2,507.9 million, respectively, from the funds we manage that are related parties and not consolidated in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds as of December 31, 2023 and 2022 (in millions):

	As of December 31,
	2023	2022
Accrued income	$171.6	$125.3
Accounts receivable	68.9	80.7

Seed investments held in managed funds are discussed in Note 4 — Consolidation, in Part II, Item 8, Financial Statements and Supplementary Data.

Note 21 — Geographic Information

The following table provides our operating revenues by principal geographic area for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31,
Operating revenues	2023	2022	2021
U.S.	$1,304.3	$1,324.6	$1,634.4
UK	350.4	315.1	639.7
Luxembourg	400.6	512.5	437.2
Australia and other	46.5	51.4	55.7
Total	$2,101.8	$2,203.6	$2,767.0

Operating revenues are attributed to countries based on the location in which revenues are earned.

The following table provides our long-lived assets by principal geographic area as of December 31, 2023 and 2022 (in millions):

	As of December 31,
Long-lived assets	2023	2022
U.S.	$2,093.9	$2,099.8
UK	343.0	326.2
Australia	35.9	37.5
Other	2.7	3.0
Total	$2,475.5	$2,466.5

Long-lived assets include property, equipment, software and intangible assets. As of December 31, 2023, intangible assets in the U.S., UK and Australia were $2,074.2 million, $321.7 million and $35.4 million, respectively. As of December 31, 2022, intangible assets in the U.S., UK and Australia were $2,074.2 million, $303.5 million and $37.0 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)        List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 27, 2024, appear in Part II, Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

No financial statement schedules are required.

(3) List of Exhibits

(b)        Exhibits

Exhibit No.	Document
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

4.5	Description of Securities

(10) Material Contracts

10.1

Facility Agreement, US$200,000,000 Revolving Credit Facility, dated as of June 30, 2023, among Janus Henderson Group plc, as borrower, Janus Henderson US 9Holdings) Inc., as guarantor, Bank of America Europe Designated Activity Company, as coordinator, bookrunner and mandated lead arranger, and facility agent, Citibank, N.A., as bookrunner and mandated lead arranger, BNP Paribas, London Branch, NatWest Markets plc, State Street Bank and Trust Company, and Well Fargo Bank, national Association , as mandated lead arrangers, and other lenders party thereto is hereby incorporated by reference from Exhibit 10.1 to JHG's Current report on Form 8-K, filed on July 5, 2023 (File No.: 001-38103)

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

10.25	Janus Henderson Group Global Remuneration Policy Statement**

10.26	Form of US DIP Share Unit (RSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023*

10.27	Form of US DIP Fund Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023*

10.28	Form of US DIP Performance-Based Share Unit (PSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023**

10.29	Form of US DIP Matching Restricted Stock Unit (RSU) Award Agreement for matching grants under the Janus Henderson group 2022 Deferred Incentive Plan on or after January 1, 2023*

10.30	Separation and Release Agreement, dated August 16, 2023, between Tiphani Krueger and Janus Henderson Investors US LLC is hereby incorporated by reference from Exhibit 10.1 to JHG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-38103)*

21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K**

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP**

24.1	Power of Attorney (included as a part of the Signature pages to this report)

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant**

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant**

32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Janus Henderson Group plc Clawback Policy for Executive Officers**

101.INS	Inline XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Management contract or compensatory plan or agreement.

** Filed with this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ ALI DIBADJ
Ali Dibadj,
Chief Executive Officer

February 27, 2024

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Ali Dibadj and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2023, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2024.

Signature/Name	Title

/s/ JOHN CASSADAY	Chairman of the Board
John Cassaday

/s/ ALI DIBADJ	Director and Chief Executive Officer
Ali Dibadj	(Principal Executive Officer)

/s/ ROGER THOMPSON	Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BRENNAN HUGHES	Chief Accounting Officer and Treasurer
Brennan Hughes	(Principal Accounting Officer)

Signature/Name	Title

/s/ BRIAN BALDWIN	Director
Brian Baldwin

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ KEVIN DOLAN	Director
Kevin Dolan

/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

/s/ JOSH FRANK	Director
Josh Frank

/s/ ALISON QUIRK	Director
Alison Quirk

/s/ LESLIE F. SEIDMAN	Director
Leslie F. Seidman

/s/ ANGELA SEYMOUR-JACKSON	Director
Angela Seymour-Jackson

/s/ ANNE SHEEHAN	Director
Anne Sheehan