Form 10-Q
period 2024-06-30
JANUS HENDERSON GROUP PLC
filed 2024-08-01
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, there were 159,264,003 shares of the registrant’s common stock, $1.50 par value per share, issued and outstanding.

JANUS HENDERSON GROUP PLC

2024 FORM 10‑Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,013.9	$1,152.4
Investments	258.0	334.2
Fees and other receivables	254.9	294.0
OEIC and unit trust receivables	157.6	94.6
Assets of consolidated VIEs:
Cash and cash equivalents	20.9	15.7
Investments	555.6	382.4
Other current assets	7.6	7.8
Other current assets	109.2	174.5
Total current assets	2,377.7	2,455.6
Non-current assets:
Property, equipment and software, net	39.3	44.2
Intangible assets, net	2,427.6	2,431.3
Goodwill	1,283.8	1,290.3
Retirement benefit asset, net	87.9	87.6
Other non-current assets	197.1	187.6
Total assets	$6,413.4	$6,496.6

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$214.9	$231.4
Current portion of accrued compensation, benefits and staff costs	198.6	297.9
OEIC and unit trust payables	164.4	98.5
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	9.0	3.2
Total current liabilities	586.9	631.0

Non-current liabilities:
Accrued compensation, benefits and staff costs	23.7	45.0
Long-term debt	303.1	304.6
Deferred tax liabilities, net	569.4	570.8
Retirement benefit obligations, net	2.3	2.3
Other non-current liabilities	106.5	87.4
Total liabilities	1,591.9	1,641.1

Commitments and contingencies (See Note 14)

REDEEMABLE NONCONTROLLING INTERESTS	346.7	317.2

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 159,643,633 and 163,338,035 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	239.5	245.0
Additional paid-in capital	3,675.4	3,722.3
Treasury shares, 40,439 and 41,444 shares held at June 30, 2024, and December 31, 2023, respectively	(1.1)	(1.1)
Accumulated other comprehensive loss, net of tax	(598.7)	(563.6)
Retained earnings	1,159.5	1,135.5
Total shareholders’ equity	4,474.6	4,538.1
Nonredeemable noncontrolling interests	0.2	0.2
Total equity	4,474.8	4,538.3
Total liabilities, redeemable noncontrolling interests and equity	$6,413.4	$6,496.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Management fees	$472.8	$423.5	$932.2	$838.1
Performance fees	7.4	(5.9)	(5.7)	(20.8)
Shareowner servicing fees	58.5	53.3	115.7	104.8
Other revenue	49.7	45.6	97.9	90.2
Total revenue	588.4	516.5	1,140.1	1,012.3
Operating expenses:
Employee compensation and benefits	166.3	147.7	332.1	288.0
Long-term incentive plans	36.4	37.6	86.8	93.1
Distribution expenses	126.6	114.6	249.0	226.6
Investment administration	12.8	11.1	25.0	22.7
Marketing	9.8	9.3	17.8	18.1
General, administrative and occupancy	66.9	72.2	135.5	133.3
Depreciation and amortization	5.3	6.1	10.4	12.2
Total operating expenses	424.1	398.6	856.6	794.0
Operating income:	164.3	117.9	283.5	218.3
Interest expense	(3.2)	(3.2)	(6.3)	(6.3)
Investment gains, net	6.4	6.9	28.9	24.5
Other non-operating income, net	7.6	7.0	42.2	14.1
Income before taxes	175.1	128.6	348.3	250.6
Income tax provision	(41.6)	(28.2)	(74.2)	(54.2)
Net income	133.5	100.4	274.1	196.4
Net income attributable to noncontrolling interests	(3.8)	(10.6)	(14.3)	(19.2)
Net income attributable to JHG	$129.7	$89.8	$259.8	$177.2

Earnings per share attributable to JHG common shareholders:
Basic	$0.81	$0.54	$1.62	$1.07
Diluted	$0.81	$0.54	$1.62	$1.07

Other comprehensive income (loss), net of tax:
Foreign currency translation	$3.5	$40.5	$(20.1)	$85.0
Reclassification of foreign currency translation to net income	5.5	-	(16.5)	-
Actuarial gains	0.4	0.1	0.8	0.2
Other comprehensive income (loss), net of tax	9.4	40.6	(35.8)	85.2
Other comprehensive loss (income) attributable to noncontrolling interests	(0.4)	1.6	0.7	(1.6)
Other comprehensive income (loss) attributable to JHG	$9.0	$42.2	$(35.1)	$83.6
Total comprehensive income	$142.9	$141.0	$238.3	$281.6
Total comprehensive income attributable to noncontrolling interests	(4.2)	(9.0)	(13.6)	(20.8)
Total comprehensive income attributable to JHG	$138.7	$132.0	$224.7	$260.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Six months ended
	June 30,
	2024	2023
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$274.1	$196.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.4	12.2
Deferred income taxes	(0.2)	1.0
Stock-based compensation plan expense	33.2	42.9
Reclassification of foreign currency translation to net income	(16.5)	-
Investment gains, net	(28.9)	(24.5)
Other, net	(4.5)	(3.4)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	2.9	0.3
Other assets	70.5	15.0
Other accruals and liabilities	(122.2)	(176.7)
Net operating activities	218.8	63.2
Investing activities:
Sales (purchases) of:
Investments, net	(42.2)	(79.2)
Property, equipment and software	(3.7)	(6.5)
Investments by consolidated seeded investment products, net	(64.1)	(163.0)
Cash paid on settled seed capital hedges, net	(5.4)	(9.3)
Other, net	0.7	(0.1)
Net investing activities	(114.7)	(258.1)
Financing activities:
Purchase of common stock for stock-based compensation plans	(80.4)	(57.5)
Purchase of common stock for the share buyback program	(115.4)	-
Dividends paid to shareholders	(125.8)	(129.3)
Third-party capital invested into consolidated seeded investment products, net	91.3	201.6
Other, net	0.2	0.9
Net financing activities	(230.1)	15.7
Cash and cash equivalents:
Effect of foreign exchange rate changes	(7.3)	27.2
Net change	(133.3)	(152.0)
At beginning of period	1,168.1	1,176.4
At end of period	$1,034.8	$1,024.4
Supplemental cash flow information:
Cash paid for interest	$7.3	$7.3
Cash paid for income taxes, net of refunds	$55.9	$56.0
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,013.9	$996.9
Cash and cash equivalents held in consolidated VIEs	20.9	27.5
Total cash and cash equivalents	$1,034.8	$1,024.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended June 30, 2024	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at April 1, 2024	160.7	$241.0	$3,670.0	$(1.1)	$(607.7)	$1,125.0	$0.2	$4,427.4
Net income	—	—	—	—	—	129.7	—	129.7
Other comprehensive income	—	—	—	—	3.5	—	—	3.5
Reclassification of foreign currency translation to net income	—	—	—	—	5.5	—	—	5.5
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(62.6)	—	(62.6)
Purchase of common stock for the share buyback program	(1.1)	(1.5)	—	—	—	(32.6)	—	(34.1)
Purchase of common stock for stock-based compensation plans	—	—	(10.2)	(0.3)	—	—	—	(10.5)
Vesting of stock-based compensation plans	—	—	(0.3)	0.3	—	—	—	—
Stock-based compensation plan expense	—	—	15.7	—	—	—	—	15.7
Proceeds from stock-based compensation plans	—	—	0.2	—	—	—	—	0.2
Balance at June 30, 2024	159.6	$239.5	$3,675.4	$(1.1)	$(598.7)	$1,159.5	$0.2	$4,474.8

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended June 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at April 1, 2023	165.7	$248.5	$3,663.4	$(1.1)	$(606.3)	$1,083.4	$2.8	$4,390.7
Net income	—	—	—	—	—	89.8	—	89.8
Other comprehensive income	—	—	—	—	42.2	—	—	42.2
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(64.6)	—	(64.6)
Purchase of common stock for stock-based compensation plans	—	—	0.3	(0.3)	—	—	—	—
Vesting of stock-based compensation plans	—	—	(0.2)	0.3	—	—	—	0.1
Stock-based compensation plan expense	—	—	21.3	—	—	—	—	21.3
Proceeds from stock-based compensation plans	—	—	2.3	—	—	—	—	2.3
Balance at June 30, 2023	165.7	$248.5	$3,687.1	$(1.1)	$(564.1)	$1,108.6	$2.8	$4,481.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Six months ended June 30, 2024	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2024	163.3	$245.0	$3,722.3	$(1.1)	$(563.6)	$1,135.5	$0.2	$4,538.3
Net income	—	—	—	—	—	259.8	—	259.8
Other comprehensive loss	—	—	—	—	(18.6)	—	—	(18.6)
Reclassification of foreign currency translation to net income	—	—	—	—	(16.5)	—	—	(16.5)
Dividends paid to shareholders ($0.78 per share)	—	—	0.1	—	—	(125.9)	—	(125.8)
Purchase of common stock for the share buyback program	(3.7)	(5.5)	—	—	—	(109.9)	—	(115.4)
Purchase of common stock for stock-based compensation plans	—	—	(79.7)	(0.7)	—	—	—	(80.4)
Vesting of stock-based compensation plans	—	—	(0.7)	0.7	—	—	—	—
Stock-based compensation plan expense	—	—	33.2	—	—	—	—	33.2
Proceeds from stock-based compensation plans	—	—	0.2	—	—	—	—	0.2
Balance at June 30, 2024	159.6	$239.5	$3,675.4	$(1.1)	$(598.7)	$1,159.5	$0.2	$4,474.8

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Six months ended June 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2023	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	177.2	—	177.2
Other comprehensive income	—	—	—	—	83.6	—	—	83.6
Dividends paid to shareholders ($0.78 per share)	—	—	—	—	—	(129.3)	—	(129.3)
Purchase of common stock for stock-based compensation plans	—	—	(57.0)	(0.5)	—	—	—	(57.5)
Vesting of stock-based compensation plans	—	—	(7.7)	7.7	—	—	—	—
Stock-based compensation plan expense	—	—	42.9	—	—	—	—	42.9
Proceeds from stock-based compensation plans	—	—	2.3	—	—	—	—	2.3
Balance at June 30, 2023	165.7	$248.5	$3,687.1	$(1.1)	$(564.1)	$1,108.6	$2.8	$4,481.8

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to require disclosure of certain significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. We do not expect the adoption of this new guidance to have a material impact on the condensed consolidated financial statements.

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

Note 2 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of June 30, 2024, and December 31, 2023, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs as of June 30, 2024, and  December 31, 2023 (in millions):

	June 30,	December 31,
	2024	2023
Unconsolidated VIEs	$15.0	$17.2

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded in our Condensed Consolidated Balance Sheets, including our net interest in these products, as of June 30, 2024, and  December 31, 2023 (in millions):

	June 30,	December 31,
	2024	2023
Investments	$105.7	$242.9
Cash and cash equivalents	28.6	6.5
Other current assets	0.6	21.6
Accounts payable and accrued liabilities	(1.3)	(1.1)
Total	$133.6	$269.9
Redeemable noncontrolling interests in consolidated VREs	(21.1)	(100.9)
JHG’s net interest in consolidated VREs	$112.5	$169.0

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs as of June 30, 2024, and  December 31, 2023 (in millions):

	June 30,	December 31,
	2024	2023
Unconsolidated VREs	$57.6	$9.9

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 3 — Investments

Our investments as of June 30, 2024, and December 31, 2023, are summarized as follows (in millions):

	June 30,	December 31,
	2024	2023
Current investments:
Seeded investment products:
Consolidated VIEs	$555.6	$382.4
Consolidated VREs	105.7	242.9
Unconsolidated VIEs and VREs	72.6	27.1
Separately managed accounts	44.1	44.1
Total seeded investment products	778.0	696.5
Investments related to deferred compensation plans	29.5	12.0
Other investments	6.1	8.1
Total current investments	$813.6	$716.6
Non-current investments:
Equity method investments	25.2	29.5
Total investments	$838.8	$746.1

Investment Gains, Net

Investment gains, net in our Condensed Consolidated Statements of Comprehensive Income included the following for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Seeded investment products and hedges, net	$4.6	$9.6	$16.5	$15.0
Third-party ownership interests in seeded investment products	3.8	10.6	14.3	19.2
Equity method investments	(2.1)	(14.5)	(3.5)	(11.5)
Other	0.1	1.2	1.6	1.8
Investment gains, net	$6.4	$6.9	$28.9	$24.5

Net unrealized gains (losses), excluding noncontrolling interests, on seeded investment products and associated derivative instruments still held at period end for the six months ended June 30, 2024 and 2023, are summarized as follows (in millions):

	June 30,
	2024	2023
Unrealized gains (losses), net	$35.6	$(2.4)

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

Our equity method investment includes a 49% interest in Privacore Capital (“Privacore”). Beginning on January 1, 2025, for a 60-day period, we have the right, but not the obligation, to cause Privacore to issue additional shares such that after issuance, we would own 99% of Privacore on a fully diluted basis in exchange for a cash capital contribution representing the fair market value of such additional shares. If the JHG option is exercised, we will have the right, but not the obligation, to purchase the remaining 1% equity interest in Privacore from the principals in exchange for the fair market value of such shares.

Cash Flows

Cash flows related to our investments for the six months ended June 30, 2024 and 2023, are summarized as follows (in millions):

	Six months ended June 30,
	2024			2023
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(103.5)	$39.4	$(64.1)	$(204.8)	$41.8	$(163.0)
Investments	(114.8)	72.6	(42.2)	(143.2)	64.0	(79.2)

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

We were party to the following derivative instruments as of June 30, 2024, and  December 31, 2023 (in millions):

	Notional value
	June 30, 2024	December 31, 2023
Futures	$532.5	$1,018.0
Credit default swaps	147.8	199.7
Total return swaps	70.7	51.8
Foreign currency forward contracts	249.1	176.2

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains, net in our Condensed Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the three and six months ended June 30, 2024 and 2023, are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Futures	$2.9	$3.6	$(5.8)	$(3.1)
Credit default swaps	(0.1)	(0.6)	(1.5)	(2.5)
Total return swaps	(1.3)	(5.7)	(5.9)	(11.7)
Foreign currency forward contracts and swaps	(1.8)	4.3	0.9	8.8
Total gains (losses) from derivative instruments	$(0.3)	$1.6	$(12.3)	$(8.5)

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. The derivative liabilities as of June 30, 2024, and December 31, 2023, are summarized as follows (in millions):

	Fair value
	June 30, 2024	December 31, 2023
Derivative liabilities	$9.8	$16.7

Derivative assets as of June 30, 2024, and December 31, 2023, were insignificant.

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

Our consolidated seeded investment products were party to the following derivative instruments as of June 30, 2024, and  December 31, 2023 (in millions):

	Notional value
	June 30, 2024	December 31, 2023
Futures	$136.7	$1,555.1
Credit default swaps	3.1	13.2
Foreign currency forward contracts and swaps	139.0	135.3

As of June 30, 2024, and December 31, 2023, the derivative assets and liabilities in our Condensed Consolidated Balance Sheets were insignificant.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of June 30, 2024, and December 31, 2023, is summarized as follows (in millions):

	Notional value
	June 30, 2024	December 31, 2023
Foreign currency forward contracts and swaps	$42.2	$65.3

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2024, and December 31, 2023, the derivative assets and liabilities were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income, net in our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income, net in our Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended June 30, 2024 and 2023, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 5 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of June 30, 2024 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$647.1	$—	$—	$647.1
Current investments:
Consolidated VIEs	341.8	213.2	0.6	555.6
Other investments	223.6	34.4	—	258.0
Total current investments	565.4	247.6	0.6	813.6
Other	—	4.0	3.4	7.4
Total assets	$1,212.5	$251.6	$4.0	$1,468.1
Liabilities:
Long-term debt(1)	$—	$298.3	$—	$298.3
Deferred bonuses	—	—	76.3	76.3
Other	2.4	11.2	—	13.6
Total liabilities	$2.4	$309.5	$76.3	$388.2

(1)	Carried at amortized cost in our Condensed Consolidated Balance Sheets and disclosed in this table at fair value.

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of  December 31, 2023 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$894.4	$—	$—	$894.4
Current investments:
Consolidated VIEs	317.6	64.7	0.1	382.4
Other investments	212.2	122.0	—	334.2
Total current investments	529.8	186.7	0.1	716.6
Other	—	8.5	1.0	9.5
Total assets	$1,424.2	$195.2	$1.1	$1,620.5
Liabilities:
Long-term debt(1)	$—	$298.0	$—	$298.0
Deferred bonuses	—	—	117.6	117.6
Other	1.7	18.6	—	20.3
Total liabilities	$1.7	$316.6	$117.6	$435.9

(1)	Carried at amortized cost in our Condensed Consolidated Balance Sheets and disclosed in this table at fair value.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by consolidated and unconsolidated seeded investment products and cash equivalents with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated investments held in seeded investment products is determined by the net asset value, which is considered a quoted price in an active market.

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

Level 3 Fair Value Measurements

Investments

As of June 30, 2024, and December 31, 2023, certain investments within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 liabilities for the three and six months ended June 30, 2024 and 2023, were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning of period fair value	$59.0	$60.0	$117.6	$46.5
Fair value adjustments	2.2	1.1	7.7	2.6
Vesting of deferred bonuses	(2.8)	(1.1)	(84.3)	(34.3)
Amortization of deferred bonuses	17.9	17.5	35.5	25.9
Foreign currency translation	—	0.7	(0.2)	1.7
Additions	—	—	—	35.8
End of period fair value	$76.3	$78.2	$76.3	$78.2

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

Note 6 — Goodwill and Intangible Assets

The following tables present activity in our intangible assets and goodwill balances during the six months ended June 30, 2024 and 2023 (in millions):

			Foreign
	December 31,		currency	June 30,
	2023	Amortization	translation	2024
Indefinite-lived intangible assets:
Investment management agreements	$2,064.8	$—	$(3.3)	$2,061.5
Trademarks	360.0	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.6	—	(0.9)	67.7
Accumulated amortization	(62.1)	(0.2)	0.7	(61.6)
Net intangible assets	$2,431.3	$(0.2)	$(3.5)	$2,427.6

Goodwill	$1,290.3	$—	$(6.5)	$1,283.8

			Foreign
	December 31,		currency	June 30,
	2022	Amortization	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$16.7	$2,063.2
Trademarks	360.0	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	1.6	70.5
Accumulated amortization	(60.7)	(1.0)	(1.7)	(63.4)
Net intangible assets	$2,414.7	$(1.0)	$16.6	$2,430.3

Goodwill	$1,253.1	$—	$34.2	$1,287.3

Note 7 — Debt

Our debt as of June 30, 2024, and December 31, 2023, consisted of the following (in millions):

	Carrying value
	June 30, 2024	December 31, 2023
4.875% Senior Notes due 2025	$303.1	$304.6

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of  June 30, 2024, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at June 30, 2024, of $3.1 million, which will be amortized over the remaining life of the notes. The unamortized debt premium is recorded as a liability in long-term debt in our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

Credit Facility

On June 30, 2023, we entered into a new $200 million, unsecured, revolving credit facility (“Credit Facility”) and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The new Credit Facility had a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. We exercised the option to extend the term of the Credit Facility on the first anniversary of the agreement. The revised maturity date of the Credit Facility is June 30, 2029. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At June 30, 2024, we were in compliance with all covenants in, and there were no borrowings under, the Credit Facility.

Note 8 — Income Taxes

Our effective tax rates for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective tax rate	23.8%	22.0%	21.3%	21.6%

The effective tax rate for the three and six months ended June 30, 2024, compared to the same periods in 2023, was impacted by the release of accumulated foreign currency translation reserves that are treated as non-taxable for tax purposes during the period. In addition, the tax rate was impacted by the disallowed noncontrolling interest expense from seeded investment products.

As of June 30, 2024, we had $26.0 million of unrecognized tax benefits held for uncertain tax positions. We estimate the existing liability for uncertain tax positions could decrease by up to $6.5 million within the next 12 months without giving effect to changes in foreign currency translation.

The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024, and other aspects effective January 1, 2025. On June 20, 2023, Finance (No. 2) Act 2023 was substantively enacted in the UK, introducing a global minimum effective tax rate of 15%. The legislation implements a domestic top-up tax and a multinational top-up tax, effective for accounting periods starting on or after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are introducing legislation to implement Pillar 2. As of June 30, 2024, the impact of Pillar 2 on our effective tax rate, consolidated results of operations, financial position and cash flows were not significant to the financial statements.

Note 9 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2024, and December 31, 2023, consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Consolidated seeded investment products	$346.7	$317.2

Consolidated Seeded Investment Products

Noncontrolling interests in consolidated seeded investment products are classified as redeemable noncontrolling interests when there is an obligation to repurchase units at the investor’s request.

Redeemable noncontrolling interests in consolidated seeded investment products may fluctuate from period to period and are impacted by changes in our relative ownership, changes in the amount of third-party investment in seeded products and volatility in the market value of the seeded products’ underlying securities. Third-party redemption of investments in any particular seeded product is redeemed from the respective product’s net assets and cannot be redeemed from the net assets of our other seeded products or from our other net assets.

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Opening balance	$274.7	$384.7	$317.2	$233.9
Changes in market value	3.8	10.6	14.3	19.2
Changes in ownership	67.8	(4.0)	15.9	136.2
Foreign currency translation	0.4	(1.5)	(0.7)	0.5
Closing balance	$346.7	$389.8	$346.7	$389.8

Note 10 — Long-Term Incentive Compensation

The following table presents restricted stock and mutual fund awards granted during the three and six months ended June 30, 2024 (in millions):

	Three months ended	Six months ended
	June 30,	June 30,
	2024	2024
Restricted stock	$1.7	$56.9
Mutual fund awards	0.1	67.1
Total	$1.8	$124.0

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 11 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three and six months ended June 30, 2024 and 2023, include the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest cost	$(6.7)	$(6.9)	$(13.5)	$(13.7)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net gain	(0.3)	—	(0.6)	—
Expected return on plan assets	6.5	6.8	13.4	13.4
Net periodic benefit cost	$(0.6)	$(0.2)	$(0.9)	$(0.5)

Note 12 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2024 and 2023, were as follows (in millions):

	Three months ended June 30,
	2024			2023
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(523.4)	$(84.3)	$(607.7)	$(536.0)	$(70.3)	$(606.3)
Other comprehensive income	3.5	—	3.5	38.4	—	38.4
Reclassifications to net income(1)	5.5	0.4	5.9	2.1	0.1	2.2
Total other comprehensive income	9.0	0.4	9.4	40.5	0.1	40.6
Less: other comprehensive loss (income) attributable to noncontrolling interests	(0.4)	—	(0.4)	1.6	—	1.6
Ending balance	$(514.8)	$(83.9)	$(598.7)	$(493.9)	$(70.2)	$(564.1)

	Six months ended June 30,
	2024			2023
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(478.9)	$(84.7)	$(563.6)	$(577.3)	$(70.4)	$(647.7)
Other comprehensive income (loss)	(20.1)	—	(20.1)	82.9	—	82.9
Reclassifications to net income(1)	(16.5)	0.8	(15.7)	2.1	0.2	2.3
Total other comprehensive income (loss)	(36.6)	0.8	(35.8)	85.0	0.2	85.2
Less: other comprehensive loss (income) attributable to noncontrolling interests	0.7	—	0.7	(1.6)	—	(1.6)
Ending balance	$(514.8)	$(83.9)	$(598.7)	$(493.9)	$(70.2)	$(564.1)

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity liquidated.

The components of other comprehensive income (loss), net of tax for the three and six months ended June 30, 2024 and 2023, were as follows (in millions):

	Three months ended June 30,
	2024			2023
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$3.6	$(0.1)	$3.5	$38.8	$(0.4)	$38.4
Reclassifications to net income(1)	5.9	—	5.9	2.2	—	2.2
Total other comprehensive income (loss)	$9.5	$(0.1)	$9.4	$41.0	$(0.4)	$40.6

	Six months ended June 30,
	2024			2023
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$(22.8)	$2.7	$(20.1)	$80.3	$2.6	$82.9
Reclassifications to net income(1)	(15.7)	—	(15.7)	2.3	—	2.3
Total other comprehensive income (loss)	$(38.5)	$2.7	$(35.8)	$82.6	$2.6	$85.2

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity liquidated.

Note 13 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2024 and 2023 (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to JHG	$129.7	$89.8	$259.8	$177.2
Allocation of earnings to participating stock-based awards	(3.2)	(2.7)	(5.6)	(5.0)
Net income attributable to JHG common shareholders	$126.5	$87.1	$254.2	$172.2

Weighted-average common shares outstanding — basic	155.6	160.5	156.5	160.4
Dilutive effect of nonparticipating stock-based awards	0.2	0.2	0.2	0.2
Weighted-average common shares outstanding — diluted	155.8	160.7	156.7	160.6

Earnings per share:
Basic	$0.81	$0.54	$1.62	$1.07
Diluted	$0.81	$0.54	$1.62	$1.07

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the six months ended June 30, 2024:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	January 31, 2024	$63.2	February 28, 2024
$0.39	May 1, 2024	$62.6	May 29, 2024

On July 31, 2024, our Board of Directors declared a cash dividend of $0.39 per share for the second quarter 2024. The quarterly dividend will be paid on August 28, 2024, to shareholders of record at the close of business on August 12, 2024.

Note 14 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (the “Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after  September 9, 2016. On January 10, 2023, in response to the defendants’ motion to dismiss filed on November 23, 2022, an amended complaint was filed against the same defendants. The amended complaint names two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, through September 9, 2022, among other things, the defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options, (ii) retaining Janus Henderson funds despite their alleged underperformance and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On February 9, 2023, the defendants filed an amended motion to dismiss the amended complaint. On March 13, 2023, the plaintiffs filed an opposition to the amended motion to dismiss. The defendants filed their reply to the plaintiffs’ opposition on March 28, 2023. On September 7, 2023, a magistrate judge issued a report and recommendation, which recommended that the motion to dismiss be granted in part and denied in part. On September 21, 2023, the parties filed objections to the report and recommendation. Briefing on the parties’ objections concluded on October 12, 2023. On January 22, 2024, the district court judge adopted the magistrate judge’s report and recommendation and entered an order granting in part and denying in part Janus US Holdings’ motion to dismiss. Janus US Holdings believes that it has substantial defenses and intends to vigorously defend against these claims.

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

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives. Our strategy revolves around three strategic pillars: Protect and Grow, Amplify, and Diversify, emphasizing relentless focus and disciplined execution in our core business for future success as a global active asset manager. Our strategy aims to foster sustained net new revenue and organic growth while also capitalizing on opportunistic inorganic growth opportunities to generate value for all of our stakeholders. We serve a diverse clientele worldwide, comprising intermediaries, institutional investors and self-directed clients. To cater to regional needs effectively, we maintain local presence across most markets and provide investment materials tailored to local customs, preferences and languages supported by our global distribution team.

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

Performance fees are specified in certain fund and client contracts, and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. These fees are often subject to a high-water mark. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually) if the stated performance criteria are achieved. Certain fund contracts allow for negative performance fees where there is underperformance against the relevant index.

SECOND QUARTER 2024 SUMMARY

Second Quarter 2024 Highlights

●	We achieved solid investment performance, with 69%, 63%, 66% and 84% of our AUM outperforming relevant benchmarks on a one-, three-, five- and 10-year basis, respectively, as of June 30, 2024.

●	Second quarter 2024 net inflows of $1.7 billion reflect net inflows in Intermediary and Institutional.

●

Second quarter 2024 diluted earnings per share was $0.81, or $0.85 on an adjusted basis, an increase of 50% and 37% from June 30, 2023, respectively. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	AUM increased to $361.4 billion, up 2.5% from March 31, 2024, and 12% from June 30, 2023.

●	We returned $96.7 million in capital to shareholders through dividends and share buybacks during the second quarter 2024.

●	On July 31, 2024, our Board of Directors declared a $0.39 per share dividend for the second quarter 2024.

●	On July 1, 2024, we closed the previously announced acquisition of Tabula Investment Management.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the second quarter 2024 was $588.4 million, an increase of $71.9 million, or 14%, compared to the second quarter 2023. The key driver of the increase was:

●	An increase of $49.3 million in management fees primarily due to a market-driven increase in average AUM compared to the second quarter 2023.

Total operating expenses for the second quarter 2024 were $424.1 million, an increase of $25.5 million, or 6%, compared to the second quarter 2023. Key drivers of the increase included:

●	An increase of $18.6 million in employee compensation and benefits primarily due to higher variable compensation charges as a result of an increase in operating income.

●	An increase of $12.0 million in distribution expenses primarily driven by an increase in average AUM.

Operating income for the second quarter 2024 was $164.3 million, an increase of $46.4 million, or 39%, compared to the second quarter 2023. Our operating margin was 27.9% in the second quarter 2024 compared to 22.8% in the second quarter 2023.

Net income attributable to JHG for the second quarter 2024 was $129.7 million, an increase of $39.9 million, or 44%, compared to the second quarter 2023. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance included:

●	An increase of $13.4 million in our income tax provision, primarily due to higher operating income in the second quarter 2024.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of June 30, 2024:

Percentage of AUM outperforming benchmark(1)	1 year	3 years	5 years	10 years
Equities	58%	53%	54%	79%
Fixed Income	88%	72%	83%	92%
Multi-Asset	96%	96%	97%	97%
Alternatives	82%	80%	100%	100%
Total	69%	63%	66%	84%

(1)	Outperformance is measured based on composite performance gross of fees versus primary benchmark, except where a strategy has no benchmark index or corresponding composite in which case the most relevant metric is used: (1) composite gross of fees versus zero for absolute return strategies, (2) fund net of fees versus primary index or (3) fund net of fees versus Morningstar peer group average or median. Non-discretionary and separately managed account assets are included with a corresponding composite where applicable. Cash management vehicles, ETF-enhanced beta strategies, Managed CDOs, Private Equity funds and custom non-discretionary accounts with no corresponding composite are excluded from the analysis. Excluded assets represent 3% of AUM for the period ended June 30, 2024.

Assets Under Management

Our AUM as of June 30, 2024, was $361.4 billion, an increase of $26.5 billion, or 8%, from December 31, 2023, driven primarily by positive market performance of $29.6 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended June 30, 2024, the USD weakened against GBP and AUD and strengthened against EUR, resulting in a $0.3 billion increase in our AUM. During the six months ended June 30, 2024, the USD strengthened against GBP, EUR and AUD, resulting in a $1.8 billion decrease in our AUM. As of June 30, 2024, approximately 28% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three and six months ended June 30, 2024 and 2023, were as follows (in billions):

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2024
By capability:
Equities	$222.3	$7.0	$(8.4)	$(1.4)	$5.3	$—	$—	$226.2
Fixed Income	70.6	8.3	(5.0)	3.3	0.2	0.3	0.1	74.5
Multi-Asset	51.1	1.6	(2.4)	(0.8)	1.3	—	(0.1)	51.5
Alternatives	8.6	1.2	(0.6)	0.6	—	—	—	9.2
Total	$352.6	$18.1	$(16.4)	$1.7	$6.8	$0.3	$—	$361.4

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2024
By capability:
Equities	$205.1	$15.1	$(17.6)	$(2.5)	$24.4	$(0.8)	$—	$226.2
Fixed Income	71.5	14.1	(10.7)	3.4	0.3	(0.8)	0.1	74.5
Multi-Asset	48.9	2.9	(4.5)	(1.6)	4.4	(0.1)	(0.1)	51.5
Alternatives	9.4	1.9	(2.5)	(0.6)	0.5	(0.1)	—	9.2
Total	$334.9	$34.0	$(35.3)	$(1.3)	$29.6	$(1.8)	$—	$361.4

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$188.5	$8.6	$(8.6)	$—	$9.7	$0.9	$0.4	$199.5
Fixed Income	65.0	5.1	(4.1)	1.0	(0.3)	0.2	—	65.9
Multi-Asset	46.8	1.1	(1.8)	(0.7)	1.6	—	—	47.7
Alternatives	10.2	0.4	(1.2)	(0.8)	(0.1)	0.1	(0.4)	9.0
Total	$310.5	$15.2	$(15.7)	$(0.5)	$10.9	$1.2	$—	$322.1

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By capability:
Equities	$171.3	$19.3	$(16.0)	$3.3	$22.6	$1.9	$0.4	$199.5
Fixed Income	59.8	12.4	(7.8)	4.6	1.2	0.3	—	65.9
Multi-Asset	45.5	2.1	(3.6)	(1.5)	3.6	0.1	—	47.7
Alternatives	10.7	0.9	(2.3)	(1.4)	(0.1)	0.2	(0.4)	9.0
Total	$287.3	$34.7	$(29.7)	$5.0	$27.3	$2.5	$—	$322.1

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to the reclassification of existing funds from multi-asset to fixed income and from alternatives to equities.

Our AUM and flows by client type for the three and six months ended June 30, 2024 and 2023, were as follows (in billions):

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2024
By client type:
Intermediary	$195.0	$13.2	$(10.8)	$2.4	$2.7	$—	$—	$200.1
Self-directed	82.9	0.5	(1.4)	(0.9)	3.0	—	—	85.0
Institutional	74.7	4.4	(4.2)	0.2	1.1	0.3	—	76.3
Total	$352.6	$18.1	$(16.4)	$1.7	$6.8	$0.3	$—	$361.4

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2024
By client type:
Intermediary	$183.4	$25.6	$(22.2)	$3.4	$14.3	$(0.9)	$(0.1)	$200.1
Self-directed	76.1	1.1	(2.9)	(1.8)	10.7	—	—	85.0
Institutional	75.4	7.3	(10.2)	(2.9)	4.6	(0.9)	0.1	76.3
Total	$334.9	$34.0	$(35.3)	$(1.3)	$29.6	$(1.8)	$—	$361.4

	Closing AUM							Closing AUM
	March 31,			Net sales			Reclassifications	June 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$171.0	$9.1	$(10.7)	$(1.6)	$5.0	$0.8	$—	$175.2
Institutional	70.5	5.8	(3.9)	1.9	1.2	0.3	—	73.9
Self-directed	69.0	0.3	(1.1)	(0.8)	4.7	0.1	—	73.0
Total	$310.5	$15.2	$(15.7)	$(0.5)	$10.9	$1.2	$—	$322.1

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	June 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2023
By client type:
Intermediary	$162.0	$19.0	$(21.3)	$(2.3)	$13.7	$1.8	$—	$175.2
Institutional	61.0	15.0	(6.2)	8.8	3.6	0.5	—	73.9
Self-directed	64.3	0.7	(2.2)	(1.5)	10.0	0.2	—	73.0
Total	$287.3	$34.7	$(29.7)	$5.0	$27.3	$2.5	$—	$322.1

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to the reclassification of existing funds from intermediary to institutional.

Average Assets Under Management

The following table presents our average AUM by capability for the three and six months ended June 30, 2024 and 2023 (in billions):

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Average AUM by capability:
Equities	$220.8	$193.4	$216.8	$188.8	14%	15%
Fixed Income	71.7	65.8	71.2	64.6	9%	10%
Multi-Asset	50.7	47.1	50.3	46.8	8%	8%
Alternatives	8.9	9.5	8.7	10.0	(6)%	(13)%
Total	$352.1	$315.8	$347.0	$310.2	11%	12%

Closing Assets Under Management

The following table presents the closing AUM by client location as of June 30, 2024 and 2023 (in billions):

	June 30,	June 30,	June 30,
	2024	2023	2024 vs. 2023
Closing AUM by client location:
North America	$221.3	$188.9	17%
EMEA and Latin America	104.2	99.8	4%
Asia Pacific	35.9	33.4	7%
Total	$361.4	$322.1	12%

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the three months ended June 30, 2024, and weakened against the USD during the six months ended June 30, 2024, compared to the same periods in 2023. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Revenue (in millions):
Management fees	$472.8	$423.5	$932.2	$838.1	12%	11%
Performance fees	7.4	(5.9)	(5.7)	(20.8)	n/m*	73%
Shareowner servicing fees	58.5	53.3	115.7	104.8	10%	10%
Other revenue	49.7	45.6	97.9	90.2	9%	9%
Total revenue	$588.4	$516.5	$1,140.1	$1,012.3	14%	13%

* n/m — Not meaningful.

Management fees

Management fees increased by $49.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and by $94.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increases in management fees were primarily due to an improvement in average AUM.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Performance fees (in millions):
SICAVs	$11.8	$1.4	$12.0	$1.3	n/m*	n/m*
UK OEICs and unit trusts	5.6	—	5.6	—	n/m*	n/m*
Absolute return funds and other funds	—	0.7	—	0.8	(100)%	n/m*
Segregated mandates	0.6	(0.2)	0.7	(0.1)	n/m*	n/m*
Investment trusts	0.7	9.2	0.7	9.2	(92)%	(92)%
U.S. mutual funds	(11.3)	(17.0)	(24.7)	(32.0)	34%	23%
Total performance fees	$7.4	$(5.9)	$(5.7)	$(20.8)	n/m*	73%

* n/m — Not meaningful.

Performance fees

Performance fees improved by $13.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and by $15.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increases were primarily due to an improvement in performance of Société d’Investissement À Capital Variable (“SICAVs”), UK Open Ended Investment Companies (“UK OEICs”) and unit trusts and the U.S mutual funds. These improvements were partially offset by a decline in performance of certain investment trusts.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees increased by $5.2 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and by $10.9 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increases in shareowner servicing fees were primarily due to an improvement in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased by $4.1 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and by $7.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increases in other revenue were primarily due to an improvement in average AUM.

Operating Expenses

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Operating expenses (in millions):
Employee compensation and benefits	$166.3	$147.7	$332.1	$288.0	13%	15%
Long-term incentive plans	36.4	37.6	86.8	93.1	(3)%	(7)%
Distribution expenses	126.6	114.6	249.0	226.6	10%	10%
Investment administration	12.8	11.1	25.0	22.7	15%	10%
Marketing	9.8	9.3	17.8	18.1	5%	(2)%
General, administrative and occupancy	66.9	72.2	135.5	133.3	(7)%	2%
Depreciation and amortization	5.3	6.1	10.4	12.2	(13)%	(15)%
Total operating expenses	$424.1	$398.6	$856.6	$794.0	6%	8%

Employee compensation and benefits

Employee compensation and benefits increased by $18.6 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by an increase of $16.5 million in variable compensation, mainly due to higher profitability and $2.4 million of base-pay increases.

Employee compensation and benefits increased by $44.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily driven by an increase of $34.8 million in variable compensation, mainly due to higher profitability, $4.8 million of base-pay increases and unfavorable foreign currency translation of $1.8 million.

For the year ended December 31, 2024, we anticipate an adjusted compensation to revenue ratio in the range of 43% to 45%.

Long-term incentive plans

Long-term incentive plan expenses decreased by $1.2 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease of $2.7 million for the roll-off of vested awards and the forfeiture of awards related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees.

Long-term incentive plan expenses decreased by $6.3 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease of $9.5 million for the roll-off of vested awards and the forfeiture of awards related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees. This decline was partially offset by a $2.7 million increase driven by market appreciation of mutual fund share awards and certain long-term incentive awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $12.0 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and by $22.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increases in distribution expenses were primarily due to an improvement in average AUM subject to distribution expenses.

General, administrative and occupancy

General, administrative and occupancy expenses decreased by $5.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $4.7 million insurance reimbursement related to a separately managed account trade error that occurred in 2023 and a $3.4 million decrease in consultancy fees related to certain project costs. These decreases were partially offset by a $2.9 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project that was completed in the second quarter of 2023.

General, administrative and occupancy expenses increased by $2.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to a $6.9 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project that was completed in the second quarter of 2023, partially offset by a $4.7 million insurance reimbursement related to a separately managed account trade error that occurred in 2023.

2024 Non-compensation operating expenses

For the year ended December 31, 2024, we anticipate adjusted non-compensation expense growth in the mid- to high-single digits. The anticipated growth in our non-compensation expense is due to planned investments supporting our strategic initiatives, as well as anticipated inflation and amortization of certain capitalized costs.

Non-Operating Income and Expenses

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Non-operating income and expenses (in millions):
Interest expense	$(3.2)	$(3.2)	$(6.3)	$(6.3)	—%	—%
Investment gains, net	6.4	6.9	28.9	24.5	(7)%	18%
Other non-operating income, net	7.6	7.0	42.2	14.1	9%	n/m*
Income tax provision	(41.6)	(28.2)	(74.2)	(54.2)	(48)%	(37)%

* n/m — Not meaningful.

Investment gains, net

The components of investment gains, net for the three and six months ended June 30, 2024 and 2023, were as follows (in millions):

	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Investment gains, net (in millions):
Seeded investment products and hedges, net	$4.6	$9.6	$16.5	$15.0	(52)%	10%
Third-party ownership interests in seeded investment products	3.8	10.6	14.3	19.2	(64)%	(26)%
Equity method investments	(2.1)	(14.5)	(3.5)	(11.5)	(86)%	(70)%
Other	0.1	1.2	1.6	1.8	(92)%	(11)%
Investment gains, net	$6.4	$6.9	$28.9	$24.5	(7)%	18%

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

Other non-operating income, net

Other non-operating income, net moved favorably by $0.6 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a $3.4 million increase in interest income driven by higher interest rates on cash balances and a $1.8 million fair value adjustment on an option agreement. These increases were partially offset by a $5.5 million release of accumulated foreign currency translation adjustments related to liquidated JHG entities.

Other non-operating income, net improved $28.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a $16.5 million release of accumulated foreign currency translation adjustments related to liquidated JHG entities, an $8.3 million increase in interest income driven by higher interest rates on cash balances and a $2.4 million fair value adjustment on an option agreement.

For the remainder of the year ended December 31, 2024, we expect significant foreign currency translation adjustments to be reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income due to the anticipated liquidation of certain non-operating JHG entities. The timing of the reclassifications is uncertain and dependent on the progression of the liquidation process. Our current net estimate is $155 million, which would unfavorably impact other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income. However, the adjustments could be significantly lower or higher than this amount due to the progression of the liquidation process and, to a lesser extent, changes in foreign currency rates.

Income tax provision

Our effective tax rates for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective tax rate	23.8%	22.0%	21.3%	21.6%

The effective tax rate for the three and six months ended June 30, 2024, compared to the same periods in 2023, was impacted by the release of accumulated foreign currency translation reserves that are treated as non-taxable for tax purposes during the period. In addition, the tax rate was impacted by the disallowed noncontrolling interest expense from seeded investment products.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended June 30, 2024 and 2023 (in millions, except per share and operating margin data):

	Three months ended
	June 30,
	2024	2023
Reconciliation of revenue to adjusted revenue
Revenue	$588.4	$516.5
Management fees	(48.2)	(41.8)
Shareowner servicing fees	(47.3)	(43.3)
Other revenue	(34.6)	(29.5)
Adjusted revenue(1)	$458.3	$401.9
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$424.1	$398.6
Employee compensation and benefits(2)	(4.7)	(1.5)
Long-term incentive plans(2)	(1.7)	(0.6)
Distribution expenses(1)	(126.6)	(114.6)
General, administrative and occupancy(2)	2.6	(1.0)
Depreciation and amortization(3)	(0.1)	(0.5)
Adjusted operating expenses	$293.6	$280.4
Adjusted operating income	164.7	121.5
Operating margin(4)	27.9%	22.8%
Adjusted operating margin(5)	35.9%	30.2%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$129.7	$89.8
Employee compensation and benefits(2)	1.2	1.5
Long-term incentive plans(2)	1.7	0.6
General, administrative and occupancy(2)	(2.6)	1.0
Depreciation and amortization(3)	0.1	0.5
Investment gains, net(6)	0.8	12.5
Other non-operating income, net(6)	3.7	—
Income tax benefit (provision)(7)	0.6	(3.9)
Adjusted net income attributable to JHG	135.2	102.0
Less: allocation of earnings to participating stock-based awards	(3.4)	(3.1)
Adjusted net income attributable to JHG common shareholders	$131.8	$98.9
Weighted-average common shares outstanding — diluted	155.8	160.7
Diluted earnings per share(8)	$0.81	$0.54
Adjusted diluted earnings per share(9)	$0.85	$0.62

(1)

We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution- and servicing-related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue. In addition to the adjustments related to distribution and servicing activities, other revenue for the three months ended June 30, 2024, also includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(2)

Adjustments for the three months ended June 30, 2024, include a $4.7 million insurance reimbursement related to a separately managed account trade error that occurred in 2023, acquisition related expenses and the acceleration of long-term incentive plan expense related to the departure of certain employees. Adjustments for the three months ended June 30, 2023, primarily relate to redundancy expenses and the acceleration of long-term incentive plan expense related to the departure of certain employees. JHG management believes these costs are not representative of our ongoing operations. Additionally, within the reconciliation of operating expenses to adjusted operating expenses for the three months ended June 30, 2024, employee compensation and benefits also includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

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

(6)

Adjustments for the three months ended June 30, 2024, consist primarily of the release of accumulated foreign currency translation adjustments related to JHG liquidated entities. The adjustment for the three months ended June 30, 2023, includes a correction of previously recognized earnings associated with an equity method investment. JHG management believes these costs are not representative of our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of June 30, 2024, and December 31, 2023 (in millions):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents held by the Company	$985.3	$1,145.9
Investments held by the Company	$466.7	$399.2
Fees and other receivables	$254.9	$294.0
Long-term debt	$303.1	$304.6

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for Markets in Financial Instruments Directive (“MiFID”) investment firms (“MIFIDPRU”). The combined capital requirement is £136.0 million ($171.9 million), resulting in £327.6 million ($414.1 million) of capital above the requirement as of June 30, 2024, based upon internal calculations and taking into account the effect of foreseeable dividends. The increase in the surplus since March 31, 2024, is primarily due to the recognition of profits for the year ended December 31, 2023, as part of regulatory capital. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

Common Stock Purchases - Corporate Buyback Program

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we were authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. As of April 30, 2024, cumulative shares repurchased under the 2023 Corporate Buyback Program were 5,196,059 for $150 million.

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of June 30, 2024, cumulative shares repurchased under the 2024 Corporate Buyback Program were 818,213 for $27.3 million.

Common Stock Purchases - Share Plan Purchases

On October 31, 2023, our Board of Directors separately approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements (“Share Plan Repurchases”). We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose. These repurchases are in addition to the repurchases under the Corporate Buyback Program discussed above. As of April 30, 2024, cumulative shares repurchased under the Share Plan Repurchases were 2,268,377 for $70.0 million.

On May 1, 2024, our Board of Directors also approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of June 30, 2024, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the six months ended June 30, 2024, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	January 31, 2024	$63.2	February 28, 2024
$0.39	May 1, 2024	$62.6	May 29, 2024

On July 31, 2024, our Board of Directors declared a $0.39 per share dividend for the second quarter 2024. The quarterly dividend will be paid on August 28, 2024, to shareholders of record at the close of business on August 12, 2024.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of June 30, 2024, include principal and interest payments related to the 2025 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

Defined Benefit Pension Plan

As of December 31, 2023, our defined benefit pension plan had a net retirement asset of $85.3 million.

Other Sources of Liquidity

On June 30, 2023, we entered into a new $200 million unsecured, revolving Credit Facility and terminated our former Credit Facility as it was approaching its expiration date. The new Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2029.

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

Cash Flows

Cash flow data for the six months ended June 30, 2024 and 2023, was as follows (in millions):

	Six months ended
	June 30,
	2024	2023
Cash flows provided by (used for):
Operating activities	$218.8	$63.2
Investing activities	(114.7)	(258.1)
Financing activities	(230.1)	15.7
Effect of exchange rate changes on cash and cash equivalents	(7.3)	27.2
Net change in cash and cash equivalents	(133.3)	(152.0)
Cash balance at beginning of period	1,168.1	1,176.4
Cash balance at end of period	$1,034.8	$1,024.4

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2024 and 2023, was as follows (in millions):

	Six months ended
	June 30,
	2024	2023
Purchases of investments, net	$(42.2)	$(79.2)
Purchases of investments by consolidated seeded investment products, net	(64.1)	(163.0)
Purchases of property, equipment and software	(3.7)	(6.5)
Cash paid on settled seed capital hedges, net	(5.4)	(9.3)
Other, net	0.7	(0.1)
Cash used for investing activities	$(114.7)	$(258.1)

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment, or seeding, in a product. The primary purpose of seeded investment products is to generate an investment performance track record in these products and leverage that track record to attract third-party investors. We may redeem our seed capital investments for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy. The cash associated with seeding and redeeming seeded investment products is reflected in the above table as purchases of investments, net.

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

Financing Activities

Cash provided by (used for) financing activities for the six months ended June 30, 2024 and 2023, was as follows (in millions):

	Six months ended
	June 30,
	2024	2023
Dividends paid to shareholders	$(125.8)	$(129.3)
Third-party capital invested into consolidated seeded investment products, net	91.3	201.6
Purchase of common stock for stock-based compensation plans	(80.4)	(57.5)
Purchase of common stock for the share buyback program	(115.4)	—
Other, net	0.2	0.9
Cash provided by (used for) financing activities	$(230.1)	$15.7

The majority of cash flows within financing activities were driven by the payment of dividends to shareholders, the purchase of common stock as part of the 2024 Corporate Buyback Program and for stock-based compensation plans, and third-party capital invested into consolidated seeded investment products, net. Third-party capital invested into consolidated seeded investment products, net represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.

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

Item 4.   Controls and Procedures

As of June 30, 2024, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our CEO, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases - Corporate Buyback Program

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we were authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. As of April 30, 2024, cumulative shares repurchased under the 2023 Corporate Buyback Program were 5,196,059 for $150 million.

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of June 30, 2024, cumulative shares repurchased under the 2024 Corporate Buyback Program were 818,213 for $27.3 million.

Common Stock Purchases - Share Plan Purchases

On October 31, 2023, our Board of Directors separately approved the repurchase of up to 4 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. Some of our executives and employees obtain rights to receive our common stock as part of their remuneration arrangements and employee entitlements (“Share Plan Repurchases”). We satisfy these entitlements by transferring shares of existing common stock that we repurchase on-market for this purpose. These repurchases are in addition to the repurchases under the Corporate Buyback Program discussed above. As of April 30, 2024, cumulative shares repurchased under the Share Plan Repurchases were 2,268,377 for $70.0 million.

On May 1, 2024, our Board of Directors also approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of June 30, 2024, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

The following table summarizes our common stock repurchases by month during the three months ended June 30, 2024.

				Approximate U.S. dollar
	Total		Total number of shares	value of shares that
	number of	Average	purchased as part of	may yet be purchased
	shares	price paid per	publicly announced	under the programs
Period	purchased	share	programs	(end of month, in millions)
April 1, 2024, through April 30, 2024	213,062	$32.42	213,061	$150
May 1, 2024, through May 31, 2024	660,913	$33.88	410,913	$136
June 1, 2024, through June 30, 2024	407,300	$33.16	407,300	$123
Total	1,281,275	$33.41	1,031,274

Items 3 and 4.

Not applicable.

Item 5.    Other Information

Trading Plans of Directors and Officers

During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5–1 trading arrangements or non-Rule 10b5–1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: August 1, 2024

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Berg Crawford
Berg Crawford,
Chief Accounting Officer
(Principal Accounting Officer)