Form 10-Q
period 2024-09-30
JANUS HENDERSON GROUP PLC
filed 2024-10-31
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, there were 158,994,913 shares of the registrant’s common stock, $1.50 par value per share, issued and outstanding.

JANUS HENDERSON GROUP PLC

2024 FORM 10‑Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,483.8	$1,152.4
Investments	305.0	334.2
Fees and other receivables	270.7	294.0
OEIC and unit trust receivables	152.7	94.6
Assets of consolidated VIEs:
Cash and cash equivalents	21.0	15.7
Investments	713.0	382.4
Other current assets	15.0	7.8
Other current assets	174.1	174.5
Total current assets	3,135.3	2,455.6
Non-current assets:
Property, equipment and software, net	38.8	44.2
Intangible assets, net	2,448.3	2,431.3
Goodwill	1,351.5	1,290.3
Retirement benefit asset, net	93.8	87.6
Other non-current assets	196.1	187.6
Total assets	$7,263.8	$6,496.6

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$262.3	$231.4
Current portion of accrued compensation, benefits and staff costs	285.6	297.9
Current portion of long-term debt	302.4	—
OEIC and unit trust payables	158.9	98.5
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	7.2	3.2
Total current liabilities	1,016.4	631.0

Non-current liabilities:
Accrued compensation, benefits and staff costs	32.7	45.0
Long-term debt	396.2	304.6
Deferred tax liabilities, net	576.3	570.8
Other non-current liabilities	115.5	89.7
Total liabilities	2,137.1	1,641.1

Commitments and contingencies (See Note 15)

REDEEMABLE NONCONTROLLING INTERESTS	493.5	317.2

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 158,553,373 and 163,338,035 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	237.8	245.0
Additional paid-in capital	3,694.8	3,722.3
Treasury shares, 38,478 and 41,444 shares held at September 30, 2024, and December 31, 2023, respectively	(1.0)	(1.1)
Accumulated other comprehensive loss, net of tax	(385.2)	(563.6)
Retained earnings	1,086.6	1,135.5
Total shareholders’ equity	4,633.0	4,538.1
Nonredeemable noncontrolling interests	0.2	0.2
Total equity	4,633.2	4,538.3
Total liabilities, redeemable noncontrolling interests and equity	$7,263.8	$6,496.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Management fees	$502.8	$434.9	$1,435.0	$1,273.0
Performance fees	8.6	(15.8)	2.9	(36.6)
Shareowner servicing fees	61.4	54.9	177.1	159.7
Other revenue	52.0	47.0	149.9	137.2
Total revenue	624.8	521.0	1,764.9	1,533.3
Operating expenses:
Employee compensation and benefits	177.0	149.2	509.1	437.2
Long-term incentive plans	40.5	32.6	127.3	125.7
Distribution expenses	133.7	116.0	382.7	342.6
Investment administration	17.7	12.4	42.7	35.1
Marketing	8.3	9.6	26.1	27.7
General, administrative and occupancy	77.4	73.7	212.9	207.0
Depreciation and amortization	5.5	5.8	15.9	18.0
Total operating expenses	460.1	399.3	1,316.7	1,193.3
Operating income:	164.7	121.7	448.2	340.0
Interest expense	(4.5)	(3.2)	(10.8)	(9.5)
Investment gains (losses), net	35.0	(5.9)	63.9	18.6
Other non-operating income (expense), net	(101.6)	(13.4)	(59.4)	0.7
Income before taxes	93.6	99.2	441.9	349.8
Income tax provision	(43.6)	(13.2)	(117.8)	(67.4)
Net income	50.0	86.0	324.1	282.4
Net loss (income) attributable to noncontrolling interests	(22.7)	7.5	(37.0)	(11.7)
Net income attributable to JHG	$27.3	$93.5	$287.1	$270.7

Earnings per share attributable to JHG common shareholders:
Basic	$0.17	$0.56	$1.80	$1.64
Diluted	$0.17	$0.56	$1.80	$1.64

Other comprehensive income (loss), net of tax:
Foreign currency translation	$108.4	$(70.7)	$88.3	$14.3
Reclassification of foreign currency translation to net income	111.9	—	95.4	—
Actuarial gains	0.4	0.5	1.2	0.7
Other comprehensive income (loss), net of tax	220.7	(70.2)	184.9	15.0
Other comprehensive loss (income) attributable to noncontrolling interests	(7.2)	1.0	(6.5)	(0.6)
Other comprehensive income (loss) attributable to JHG	$213.5	$(69.2)	$178.4	$14.4
Total comprehensive income	$270.7	$15.8	$509.0	$297.4
Total comprehensive loss (income) attributable to noncontrolling interests	(29.9)	8.5	(43.5)	(12.3)
Total comprehensive income attributable to JHG	$240.8	$24.3	$465.5	$285.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$324.1	$282.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.9	18.0
Deferred income taxes	0.3	(5.2)
Stock-based compensation plan expense	51.3	59.8
Reclassification of foreign currency translation to net income	95.4	—
Provision for credit losses and contingent consideration adjustments	—	25.3
Investment gains, net	(63.9)	(18.6)
Other, net	(6.9)	(5.3)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	2.3	(0.5)
Other assets	45.7	49.6
Other accruals and liabilities	(16.9)	(125.4)
Net operating activities	447.3	280.1
Investing activities:
Purchases of:
Investments, net	(94.2)	(48.5)
Property, equipment and software	(6.3)	(8.4)
Investments by consolidated seeded investment products, net	(179.0)	(169.8)
Cash paid on settled seed capital hedges, net	(33.7)	(15.3)
Acquisitions, net of cash acquired	(17.2)	—
Other, net	0.7	(0.1)
Net investing activities	(329.7)	(242.1)
Financing activities:
Purchase of common stock for stock-based compensation plans	(80.0)	(57.3)
Purchase of common stock for the share buyback program	(155.1)	—
Dividends paid to shareholders	(188.1)	(194.0)
Issuance of long-term debt	396.2	—
Third-party capital invested into consolidated seeded investment products, net	221.8	174.5
Other, net	(0.3)	1.0
Net financing activities	194.5	(75.8)
Cash and cash equivalents:
Effect of foreign exchange rate changes	24.6	1.7
Net change	336.7	(36.1)
At beginning of period	1,168.1	1,176.4
At end of period	$1,504.8	$1,140.3
Supplemental cash flow information:
Cash paid for interest	$14.6	$14.6
Cash paid for income taxes, net of refunds	$95.0	$79.1
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,483.8	$1,121.2
Cash and cash equivalents held in consolidated VIEs	21.0	19.1
Total cash and cash equivalents	$1,504.8	$1,140.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended September 30, 2024	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2024	159.6	$239.5	$3,675.4	$(1.1)	$(598.7)	$1,159.5	$0.2	$4,474.8
Net income	—	—	—	—	—	27.3	—	27.3
Other comprehensive income	—	—	—	—	101.6	—	—	101.6
Reclassification of foreign currency translation to net income	—	—	—	—	111.9	—	—	111.9
Dividends paid to shareholders ($0.39 per share)	—	—	(0.1)	—	—	(62.2)	—	(62.3)
Purchase of common stock for the share buyback program	(1.0)	(1.7)	—	—	—	(38.0)	—	(39.7)
Purchase of common stock for stock-based compensation plans	—	—	0.6	(0.2)	—	—	—	0.4
Vesting of stock-based compensation plans	—	—	(0.4)	0.3	—	—	—	(0.1)
Stock-based compensation plan expense	—	—	18.1	—	—	—	—	18.1
Proceeds from stock-based compensation plans	—	—	1.2	—	—	—	—	1.2
Balance at September 30, 2024	158.6	$237.8	$3,694.8	$(1.0)	$(385.2)	$1,086.6	$0.2	$4,633.2

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended September 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at July 1, 2023	165.7	$248.5	$3,687.1	$(1.1)	$(564.1)	$1,108.6	$2.8	$4,481.8
Net income	—	—	—	—	—	93.5	—	93.5
Other comprehensive loss	—	—	—	—	(69.2)	—	—	(69.2)
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(64.7)	—	(64.7)
Purchase of common stock for stock-based compensation plans	—	—	0.5	(0.3)	—	—	—	0.2
Vesting of stock-based compensation plans	—	—	(0.3)	0.3	—	—	—	—
Stock-based compensation plan expense	—	—	16.9	—	—	—	—	16.9
Proceeds from stock-based compensation plans	—	—	0.2	—	—	—	—	0.2
Balance at September 30, 2023	165.7	$248.5	$3,704.4	$(1.1)	$(633.3)	$1,137.4	$2.8	$4,458.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Nine months ended September 30, 2024	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2024	163.3	$245.0	$3,722.3	$(1.1)	$(563.6)	$1,135.5	$0.2	$4,538.3
Net income	—	—	—	—	—	287.1	—	287.1
Other comprehensive income	—	—	—	—	83.0	—	—	83.0
Reclassification of foreign currency translation to net income	—	—	—	—	95.4	—	—	95.4
Dividends paid to shareholders ($1.17 per share)	—	—	—	—	—	(188.1)	—	(188.1)
Purchase of common stock for the share buyback program	(4.7)	(7.2)	—	—	—	(147.9)	—	(155.1)
Purchase of common stock for stock-based compensation plans	—	—	(79.1)	(0.9)	—	—	—	(80.0)
Vesting of stock-based compensation plans	—	—	(1.1)	1.0	—	—	—	(0.1)
Stock-based compensation plan expense	—	—	51.3	—	—	—	—	51.3
Proceeds from stock-based compensation plans	—	—	1.4	—	—	—	—	1.4
Balance at September 30, 2024	158.6	$237.8	$3,694.8	$(1.0)	$(385.2)	$1,086.6	$0.2	$4,633.2

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Nine months ended September 30, 2023	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2023	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	270.7	—	270.7
Other comprehensive income	—	—	—	—	14.4	—	—	14.4
Dividends paid to shareholders ($1.17 per share)	—	—	—	—	—	(194.0)	—	(194.0)
Purchase of common stock for stock-based compensation plans	—	—	(56.5)	(0.8)	—	—	—	(57.3)
Vesting of stock-based compensation plans	—	—	(8.0)	8.0	—	—	—	—
Stock-based compensation plan expense	—	—	59.8	—	—	—	—	59.8
Proceeds from stock-based compensation plans	—	—	2.5	—	—	—	—	2.5
Balance at September 30, 2023	165.7	$248.5	$3,704.4	$(1.1)	$(633.3)	$1,137.4	$2.8	$4,458.7

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

Note 2 — Acquisitions

Victory Park Capital Advisors, LLC

On October 1, 2024, JHG completed the acquisition of Victory Park Capital Advisors, LLC (“VPC”), a global private credit manager with a nearly two-decade-long track record of providing customized private credit solutions to both established and emerging businesses. VPC complements JHG’s securitized credit franchise and expertise in public asset-backed securitized markets, and further expands the Company’s capabilities into the private markets for its clients. JHG acquired 55% of the voting equity interests for $99.0 million and approximately 824,000 shares of JHG common stock. In addition, subject to achieving certain revenue targets, JHG will deliver earnout consideration to be payable in 2027.

In addition to our acquisition of VPC, we expect to close our acquisition of a 55% voting equity interest in Triumph Capital Markets Holdco, LP, which represents VPC's broker-dealer business, in the fourth quarter of 2024.

Tabula Investment Management

On July 1, 2024, JHG completed the acquisition of Tabula Investment Management (“Tabula”), a leading independent exchange-traded fund (“ETF”) provider in Europe with an existing focus on fixed income and sustainable investment solutions. The acquisition aligns with JHG’s strategic pillar of “amplify our strengths not fully leveraged” and builds on the firm’s active ETF strategy in the US. JHG acquired 98.8% of the voting equity interests of Tabula. Prior to the acquisition, we held a 1.2% investment in Tabula. The Tabula acquisition is not material to the financial statements.

NBK Capital Partners

On September 19, 2024, JHG completed the acquisition of NBK Capital Partners (“NBK”), the wealth management arm of the National Bank of Kuwait Group, whereby NBK’s private investments team will join JHG as the firm’s new emerging markets private capital division. The Company expects that partnering with NBK will provide JHG with the opportunity to tap into this rapidly expanding market. In addition to enhancing its offering to its existing clients, the partnership is also expected to provide JHG with the access to engage with new clients in the Middle East, and globally, who want to actively invest in emerging markets. JHG has acquired 100% of the voting equity interests of NBK. The NBK acquisition is not material to the financial statements.

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of September 30, 2024, and December 31, 2023, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs as of September 30, 2024, and  December 31, 2023 (in millions):

	September 30,	December 31,
	2024	2023
Unconsolidated VIEs	$16.5	$17.2

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded in our Condensed Consolidated Balance Sheets, including our net interest in these products, as of September 30, 2024, and  December 31, 2023 (in millions):

	September 30,	December 31,
	2024	2023
Investments	$119.8	$242.9
Cash and cash equivalents	44.0	6.5
Other current assets	1.7	21.6
Accounts payable and accrued liabilities	(1.0)	(1.1)
Total	$164.5	$269.9
Redeemable noncontrolling interests in consolidated VREs	(19.2)	(100.9)
JHG’s net interest in consolidated VREs	$145.3	$169.0

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs as of September 30, 2024, and  December 31, 2023 (in millions):

	September 30,	December 31,
	2024	2023
Unconsolidated VREs	$85.4	$9.9

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 4 — Investments

Our investments as of September 30, 2024, and December 31, 2023, are summarized as follows (in millions):

	September 30,	December 31,
	2024	2023
Current investments:
Seeded investment products:
Consolidated VIEs	$713.0	$382.4
Consolidated VREs	119.8	242.9
Unconsolidated VIEs and VREs	101.9	27.1
Separately managed accounts	46.1	44.1
Total seeded investment products	980.8	696.5
Investments related to deferred compensation plans	31.9	12.0
Other investments	5.3	8.1
Total current investments	$1,018.0	$716.6
Non-current investments:
Equity method investments	24.2	29.5
Total investments	$1,042.2	$746.1

Investment Gains (Losses), Net

Investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income included the following for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Seeded investment products and seed hedges, net	$10.8	$2.5	$27.3	$17.5
Third-party ownership interests in seeded investment products	22.7	(7.5)	37.0	11.7
Equity method investments	(1.0)	(0.8)	(4.5)	(12.3)
Other	2.5	(0.1)	4.1	1.7
Investment gains (losses), net	$35.0	$(5.9)	$63.9	$18.6

Net unrealized gains (losses), excluding noncontrolling interests, on seeded investment products and associated derivative instruments still held at period end for the nine months ended September 30, 2024 and 2023, are summarized as follows (in millions):

	September 30,
	2024	2023
Unrealized gains (losses), net	$61.9	$(12.8)

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

Our equity method investments include a 49% interest in Privacore Capital and a 20% interest in Long Tail Alpha.

Cash Flows

Cash flows related to our investments for the nine months ended September 30, 2024 and 2023, are summarized as follows (in millions):

	Nine months ended September 30,
	2024			2023
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(230.2)	$51.2	$(179.0)	$(179.9)	$10.1	$(169.8)
Investments	(178.1)	83.9	(94.2)	(150.1)	101.6	(48.5)

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

We were party to the following derivative instruments as of September 30, 2024, and  December 31, 2023 (in millions):

	Notional value
	September 30, 2024	December 31, 2023
Futures	$545.4	$1,018.0
Credit default swaps	129.3	199.7
Total return swaps	74.7	51.8
Foreign currency forward contracts	273.5	176.2

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the three and nine months ended September 30, 2024 and 2023, are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Futures	$(16.6)	$9.1	$(22.4)	$6.0
Credit default swaps	(1.0)	0.8	(2.5)	(1.7)
Total return swaps	(3.4)	5.2	(9.3)	(6.5)
Foreign currency forward contracts and swaps	9.7	(2.5)	10.6	6.3
Total gains (losses) from derivative instruments	$(11.3)	$12.6	$(23.6)	$4.1

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. The derivative assets and liabilities as of September 30, 2024, and December 31, 2023, are summarized as follows (in millions):

	Fair value
	September 30, 2024	December 31, 2023
Derivative assets	$2.8	$1.8
Derivative liabilities	11.3	16.7

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to mitigate against market exposure of certain seed investments. As of September 30, 2024, and  December 31, 2023, the fair value of securities sold but not yet purchased was $33.0 million and $1.7 million, respectively. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

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

Our consolidated seeded investment products were party to the following derivative instruments as of September 30, 2024, and  December 31, 2023 (in millions):

	Notional value
	September 30, 2024	December 31, 2023
Futures	$183.4	$1,555.1
Credit default swaps	5.3	13.2
Foreign currency forward contracts and swaps	199.0	135.3
Other	4.3	5.5

As of September 30, 2024, and December 31, 2023, the derivative assets and liabilities in our Condensed Consolidated Balance Sheets were insignificant.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of September 30, 2024, and December 31, 2023, is summarized as follows (in millions):

	Notional value
	September 30, 2024	December 31, 2023
Foreign currency forward contracts and swaps	$56.2	$65.3

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2024, and December 31, 2023, the derivative assets and liabilities were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2024 and 2023, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of September 30, 2024 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$1,110.7	$—	$—	$1,110.7
Current investments:
Consolidated VIEs	441.3	271.7	—	713.0
Other investments	260.6	32.6	11.8	305.0
Total current investments	701.9	304.3	11.8	1,018.0
Other	—	4.6	2.0	6.6
Total assets	$1,812.6	$308.9	$13.8	$2,135.3
Liabilities:
Seed hedge derivatives	$—	$11.3	$—	$11.3
Securities sold, not yet purchased	33.0	—	—	33.0
Long-term debt(1)	—	698.0	—	698.0
Deferred bonuses	—	—	100.7	100.7
Other	—	1.2	4.6	5.8
Total liabilities	$33.0	$710.5	$105.3	$848.8

(1)	Carried at amortized cost in our Condensed Consolidated Balance Sheets and disclosed in this table at fair value.

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

Level 3 Fair Value Measurements

Investments

As of September 30, 2024, and December 31, 2023, certain investments within consolidated VIEs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three and nine months ended September 30, 2024 and 2023, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning of period fair value	$4.0	$16.6	$1.1	$18.3
Settlement of contingent consideration	—	—	—	(0.2)
Fair value adjustments	(2.0)	(11.7)	0.2	(13.1)
Transfers from (to) Level 1, net	—	(4.8)	0.7	(4.6)
Purchases (sales) of securities, net	11.8	0.1	11.8	(0.2)
End of period fair value	$13.8	$0.2	$13.8	$0.2

Changes in fair value of our Level 3 liabilities for the three and nine months ended September 30, 2024 and 2023, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning of period fair value	$76.3	$78.2	$117.6	$46.5
Fair value adjustments	3.9	(0.7)	11.6	1.9
Vesting of deferred bonuses	0.1	(0.2)	(84.2)	(34.5)
Amortization of deferred bonuses	18.4	15.9	53.9	41.8
Foreign currency translation	2.2	(1.1)	2.0	0.6
Additions	4.4	—	4.4	35.8
End of period fair value	$105.3	$92.1	$105.3	$92.1

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

Note 7 — Goodwill and Intangible Assets

The following tables present activity in our intangible assets and goodwill balances during the nine months ended September 30, 2024 and 2023 (in millions):

				Foreign
	December 31,			currency	September 30,
	2023	Amortization	Additions	translation	2024
Indefinite-lived intangible assets:
Investment management agreements	$2,064.8	$—	$—	$17.3	$2,082.1
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.6	—	—	2.3	70.9
Accumulated amortization	(62.1)	(0.3)	—	(2.3)	(64.7)
Net intangible assets	$2,431.3	$(0.3)	$—	$17.3	$2,448.3

Goodwill	$1,290.3	$—	$24.8	$36.4	$1,351.5

			Foreign
	December 31,		currency	September 30,
	2022	Amortization	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$3.1	$2,049.6
Trademarks	360.0	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	(0.7)	68.2
Accumulated amortization	(60.7)	(1.5)	0.3	(61.9)
Net intangible assets	$2,414.7	$(1.5)	$2.7	$2,415.9

Goodwill	$1,253.1	$—	$6.7	$1,259.8

Note 8 — Debt

Our debt as of September 30, 2024, and December 31, 2023, consisted of the following (in millions):

	Carrying value
	September 30, 2024	December 31, 2023
Current:
4.875% Senior Notes due 2025	$302.4	$—

Non-current:
4.875% Senior Notes due 2025	$—	$304.6
5.450% Senior Notes due 2034	396.2	—

4.875% Senior Notes Due 2025

The 4.875% Senior Notes due 2025 (“2025 Senior Notes”) have a principal value of $300.0 million as of  September 30, 2024, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025. The 2025 Senior Notes include unamortized debt premium, net at September 30, 2024, of $2.4 million. The unamortized debt premium is recorded as a current liability in long-term debt in our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2025 Senior Notes.

JHG’s wholly-owned subsidiary, Janus Henderson US (Holdings) Inc., has decided to redeem its 2025 Senior Notes on November 7, 2024, at the redemption price as outlined in the Fifth Supplemental Indenture, dated May 30, 2017. The notice of redemption has been issued to the holders of the 2025 Senior Notes, and the $300.0 million outstanding principal balance and accrued but unpaid interest through the redemption date will be settled with existing cash on hand from our balance sheet.

5.450% Senior Notes Due 2034

On September 10, 2024, we completed our private placement of $400.0 million aggregate principal amount of 5.450% Senior Notes due 2034 (“2034 Senior Notes”). The 2034 Senior Notes have a principal amount of $400.0 million as of  September 30, 2024, pay interest at 5.450% semiannually on March 10 and September 10 of each year, and mature on September 10, 2034. The 2034 Senior Notes include unamortized debt discount, net at September 30, 2024, of $3.8 million, which will be accreted over the remaining life of the notes. The unamortized debt discount is recorded as a non-current contra liability in long-term debt in our Condensed Consolidated Balance Sheets. JHG fully and unconditionally guarantees the obligations of Janus Henderson US (Holdings) Inc. in relation to the 2034 Senior Notes.

Credit Facility

On June 30, 2023, we entered into a $200 million, unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. We exercised the option to extend the term of the Credit Facility on the first anniversary of the agreement. The revised maturity date of the Credit Facility is June 30, 2029. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At September 30, 2024, we were in compliance with all covenants in, and there were no borrowings under, the Credit Facility.

Note 9 — Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective tax rate	46.6%	13.2%	26.6%	19.3%

The effective tax rate for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was impacted by the release of accumulated foreign currency translation reserves from liquidated JHG entities that are treated as non-deductible for tax purposes during the period. In addition, the tax rate was impacted by the disallowed noncontrolling interest expense from seeded investment products.

As of September 30, 2024, we had $26.0 million of unrecognized tax benefits held for uncertain tax positions. We estimate the existing liability for uncertain tax positions could decrease by up to $6.5 million within the next 12 months without giving effect to changes in foreign currency translation.

The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024, and other aspects effective January 1, 2025. On June 20, 2023, Finance (No. 2) Act 2023 was substantively enacted in the UK, introducing a global minimum effective tax rate of 15%. The legislation implements a domestic top-up tax and a multinational top-up tax, effective for accounting periods starting on or after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are introducing legislation to implement Pillar 2. As of September 30, 2024, the impact of Pillar 2 on our effective tax rate, consolidated results of operations, financial position and cash flows was not significant to the financial statements.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2024, and December 31, 2023, consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Consolidated seeded investment products	$493.5	$317.2

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Opening balance	$346.7	$389.8	$317.2	$233.9
Changes in market value	22.7	(7.5)	37.0	11.7
Changes in ownership	116.9	(135.4)	132.8	0.8
Foreign currency translation	7.2	(1.0)	6.5	(0.5)
Closing balance	$493.5	$245.9	$493.5	$245.9

Note 11 — Long-Term Incentive Compensation

The following table presents restricted stock and mutual fund awards granted during the three and nine months ended September 30, 2024 (in millions):

	Three months ended	Nine months ended
	September 30,	September 30,
	2024	2024
Restricted stock	$5.8	$62.7
Mutual fund awards	0.1	67.2
Total	$5.9	$129.9

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three and nine months ended September 30, 2024 and 2023, include the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest cost	$(6.9)	$(7.0)	$(20.4)	$(20.7)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net gain	(0.3)	(0.4)	(0.9)	(0.4)
Expected return on plan assets	6.9	6.9	20.3	20.3
Net periodic benefit cost	$(0.4)	$(0.6)	$(1.3)	$(1.1)

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2024 and 2023, were as follows (in millions):

	Three months ended September 30,
	2024			2023
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(514.8)	$(83.9)	$(598.7)	$(493.9)	$(70.2)	$(564.1)
Other comprehensive income (loss)	108.4	—	108.4	(67.9)	—	(67.9)
Reclassifications to net income(1)	111.9	0.4	112.3	(2.8)	0.5	(2.3)
Total other comprehensive income (loss)	220.3	0.4	220.7	(70.7)	0.5	(70.2)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(7.2)	—	(7.2)	1.0	—	1.0
Ending balance	$(301.7)	$(83.5)	$(385.2)	$(563.6)	$(69.7)	$(633.3)

	Nine months ended September 30,
	2024			2023
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(478.9)	$(84.7)	$(563.6)	$(577.3)	$(70.4)	$(647.7)
Other comprehensive income	88.3	—	88.3	15.0	—	15.0
Reclassifications to net income(1)	95.4	1.2	96.6	(0.7)	0.7	—
Total other comprehensive income	183.7	1.2	184.9	14.3	0.7	15.0
Less: other comprehensive income attributable to noncontrolling interests	(6.5)	—	(6.5)	(0.6)	—	(0.6)
Ending balance	$(301.7)	$(83.5)	$(385.2)	$(563.6)	$(69.7)	$(633.3)

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity liquidated.

The components of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2024 and 2023, were as follows (in millions):

	Three months ended September 30,
	2024			2023
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$109.8	$(1.4)	$108.4	$(68.8)	$0.9	$(67.9)
Reclassifications to net income(1)	112.3	—	112.3	(2.3)	—	(2.3)
Total other comprehensive income (loss)	$222.1	$(1.4)	$220.7	$(71.1)	$0.9	$(70.2)

	Nine months ended September 30,
	2024			2023
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$87.0	$1.3	$88.3	$11.5	$3.5	$15.0
Reclassifications to net income(1)	96.6	—	96.6	—	—	—
Total other comprehensive income	$183.6	$1.3	$184.9	$11.5	$3.5	$15.0

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity liquidated.

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to JHG	$27.3	$93.5	$287.1	$270.7
Allocation of earnings to participating stock-based awards	(0.7)	(2.8)	(6.8)	(7.8)
Net income attributable to JHG common shareholders	$26.6	$90.7	$280.3	$262.9

Weighted-average common shares outstanding — basic	154.4	160.8	155.8	160.5
Dilutive effect of nonparticipating stock-based awards	0.3	0.1	0.2	0.2
Weighted-average common shares outstanding — diluted	154.7	160.9	156.0	160.7

Earnings per share:
Basic	$0.17	$0.56	$1.80	$1.64
Diluted	$0.17	$0.56	$1.80	$1.64

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the nine months ended September 30, 2024:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	January 31, 2024	$63.2	February 28, 2024
$0.39	May 1, 2024	$62.6	May 29, 2024
$0.39	July 31, 2024	$62.3	August 28, 2024

On October 30, 2024, our Board of Directors declared a cash dividend of $0.39 per share for the third quarter 2024. The quarterly dividend will be paid on November 27, 2024, to shareholders of record at the close of business on November 11, 2024.

Note 15 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v. Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (the “Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after  September 9, 2016. On January 10, 2023, in response to the defendants’ motion to dismiss filed on November 23, 2022, an amended complaint was filed against the same defendants. The amended complaint names two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, through September 9, 2022, among other things, the defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options, (ii) retaining Janus Henderson funds despite their alleged underperformance and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On February 9, 2023, the defendants filed an amended motion to dismiss the amended complaint. On March 13, 2023, the plaintiffs filed an opposition to the amended motion to dismiss. The defendants filed their reply to the plaintiffs’ opposition on March 28, 2023. On September 7, 2023, a magistrate judge issued a report and recommendation, which recommended that the motion to dismiss be granted in part and denied in part. On September 21, 2023, the parties filed objections to the report and recommendation. Briefing on the parties’ objections concluded on October 12, 2023. On January 22, 2024, the district court judge adopted the magistrate judge’s report and recommendation and entered an order granting in part and denying in part Janus US Holdings’ motion to dismiss. The parties are currently engaged in discovery. Janus US Holdings believes that it has substantial defenses and intends to vigorously defend against these claims.

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

THIRD QUARTER 2024 SUMMARY

Third Quarter 2024 Highlights

●	We achieved solid investment performance, with 75%, 71%, 67% and 85% of our AUM outperforming relevant benchmarks on a one-, three-, five- and 10-year basis, respectively, as of September 30, 2024.

●	We recognized consecutive quarters of net inflows, with third quarter 2024 net inflows of $0.4 billion.

●	Third quarter 2024 diluted earnings per share was $0.17, or $0.91 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	AUM increased to $382.3 billion, up 6% from June 30, 2024, and 24% from September 30, 2023.

●	We returned $102.0 million in capital to shareholders through dividends and share buybacks during the third quarter 2024.

●

On October 30, 2024, our Board of Directors declared a $0.39 per share dividend for the third quarter 2024 and approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the third quarter 2024 was $624.8 million, an increase of $103.8 million, or 20%, compared to the third quarter 2023. The key drivers of the increase were:

●	An increase of $67.9 million in management fees primarily due to a market-driven increase in average AUM compared to the third quarter 2023.

●	An increase of $24.4 million in performance fees primarily due to an improvement in the performance of Société d’Investissement à Capital Variable (“SICAVs”) and the U.S. mutual funds.

Total operating expenses for the third quarter 2024 were $460.1 million, an increase of $60.8 million, or 15%, compared to the third quarter 2023. Key drivers of the increase included:

●	An increase of $27.8 million in employee compensation and benefits primarily due to higher variable compensation charges as a result of an increase in operating income.

●	An increase of $17.7 million in distribution expenses primarily driven by an increase in average AUM.

Operating income for the third quarter 2024 was $164.7 million, an increase of $43.0 million, or 35%, compared to the third quarter 2023. Our operating margin was 26.4% in the third quarter 2024 compared to 23.4% in the third quarter 2023.

Net income attributable to JHG for the third quarter 2024 was $27.3 million, a decrease of $66.2 million, or 71%, compared to the third quarter 2023. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance included:

●

A decline of $88.2 million in other non-operating income (expense), net, primarily due to a $111.9 million release of accumulated foreign currency translation adjustments related to liquidated JHG entities.

●	A $30.4 million increase in our income tax provision, primarily due to higher operating income in the third quarter 2024.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of September 30, 2024:

Percentage of AUM outperforming benchmark(1)	1 year	3 years	5 years	10 years
Equities	63%	61%	54%	80%
Fixed Income	98%	81%	89%	93%
Multi-Asset	97%	96%	97%	97%
Alternatives	84%	94%	100%	100%
Total	75%	71%	67%	85%

(1)	Outperformance is measured based on composite performance gross of fees versus primary benchmark, except where a strategy has no benchmark index or corresponding composite in which case the most relevant metric is used: (1) composite gross of fees versus zero for absolute return strategies, (2) fund net of fees versus primary index or (3) fund net of fees versus Morningstar peer group average or median. Non-discretionary and separately managed account assets are included with a corresponding composite where applicable. Cash management vehicles, ETF-enhanced beta strategies, legacy Tabula passive ETFs, Fixed Income Buy & Maintain mandates, legacy NBK Capital funds, Managed CDOs, Private Equity funds and custom non-discretionary accounts with no corresponding composite are excluded from the analysis. Excluded assets represent 3% of AUM for the period ended September 30, 2024.

Assets Under Management

Our AUM as of September 30, 2024, was $382.3 billion, an increase of $47.4 billion, or 14%, from December 31, 2023, driven primarily by positive market performance of $43.6 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three and nine months ended September 30, 2024, the USD weakened against GBP, EUR and AUD, resulting in a $5.4 billion and a $3.6 billion increase in our AUM, respectively. As of September 30, 2024, approximately 28% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three and nine months ended September 30, 2024 and 2023, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales				September 30,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Acquisitions(3)	2024
By capability:
Equities	$226.2	$7.9	$(9.4)	$(1.5)	$9.2	$3.2	$—	$237.1
Fixed Income	74.5	6.1	(3.9)	2.2	2.2	1.6	0.8	81.3
Multi-Asset	51.5	1.4	(1.8)	(0.4)	2.1	0.3	—	53.5
Alternatives	9.2	0.7	(0.6)	0.1	0.5	0.3	0.3	10.4
Total	$361.4	$16.1	$(15.7)	$0.4	$14.0	$5.4	$1.1	$382.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Acquisitions and	September 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	reclassifications(3)	2024
By capability:
Equities	$205.1	$23.0	$(27.0)	$(4.0)	$33.6	$2.4	$—	$237.1
Fixed Income	71.5	20.2	(14.6)	5.6	2.5	0.8	0.9	81.3
Multi-Asset	48.9	4.3	(6.3)	(2.0)	6.5	0.2	(0.1)	53.5
Alternatives	9.4	2.6	(3.1)	(0.5)	1.0	0.2	0.3	10.4
Total	$334.9	$50.1	$(51.0)	$(0.9)	$43.6	$3.6	$1.1	$382.3

	Closing AUM							Closing AUM
	June 30,			Net sales				September 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2023
By capability:
Equities	$199.5	$5.7	$(8.0)	$(2.3)	$(6.1)	$(1.9)	$(1.3)	$187.9
Fixed Income	65.9	4.8	(3.9)	0.9	(0.4)	(1.3)	—	65.1
Multi-Asset	47.7	1.0	(1.7)	(0.7)	(1.6)	(0.1)	0.6	45.9
Alternatives	9.0	0.3	(0.8)	(0.5)	0.4	(0.2)	0.7	9.4
Total	$322.1	$11.8	$(14.4)	$(2.6)	$(7.7)	$(3.5)	$—	$308.3

	Closing AUM							Closing AUM
	December 31,			Net sales				September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2023
By capability:
Equities	$171.3	$25.0	$(24.0)	$1.0	$16.5	$—	$(0.9)	$187.9
Fixed Income	59.8	17.2	(11.7)	5.5	0.8	(1.0)	—	65.1
Multi-Asset	45.5	3.1	(5.3)	(2.2)	2.0	—	0.6	45.9
Alternatives	10.7	1.2	(3.1)	(1.9)	0.3	—	0.3	9.4
Total	$287.3	$46.5	$(44.1)	$2.4	$19.6	$(1.0)	$—	$308.3

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Acquisitions relate to the acquisition of Tabula and NBK, both completed in the third quarter 2024. Reclassifications relate to the reclassification of existing funds between capabilities.

Our AUM and flows by client type for the three and nine months ended September 30, 2024 and 2023, were as follows (in billions):

	Closing AUM							Closing AUM
	June 30,			Net sales				September 30,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Acquisitions(3)	2024
By client type:
Intermediary	$200.1	$13.3	$(11.5)	$1.8	$8.3	$2.8	$0.8	$213.8
Self-directed	85.0	0.5	(1.4)	(0.9)	3.0	0.3	—	87.4
Institutional	76.3	2.3	(2.8)	(0.5)	2.7	2.3	0.3	81.1
Total	$361.4	$16.1	$(15.7)	$0.4	$14.0	$5.4	$1.1	$382.3

	Closing AUM							Closing AUM
	December 31,			Net sales			Acquisitions and	September 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	reclassifications(3)	2024
By client type:
Intermediary	$183.4	$38.9	$(33.7)	$5.2	$22.6	$1.9	$0.7	$213.8
Self-directed	76.1	1.6	(4.3)	(2.7)	13.7	0.3	—	87.4
Institutional	75.4	9.6	(13.0)	(3.4)	7.3	1.4	0.4	81.1
Total	$334.9	$50.1	$(51.0)	$(0.9)	$43.6	$3.6	$1.1	$382.3

	Closing AUM							Closing AUM
	June 30,			Net sales				September 30,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2023
By client type:
Intermediary	$175.2	$8.9	$(10.2)	$(1.3)	$(4.6)	$(1.8)	$(0.3)	$167.2
Institutional	73.9	2.6	(3.0)	(0.4)	(0.5)	(1.5)	0.1	71.6
Self-directed	73.0	0.3	(1.2)	(0.9)	(2.6)	(0.2)	0.2	69.5
Total	$322.1	$11.8	$(14.4)	$(2.6)	$(7.7)	$(3.5)	$—	$308.3

	Closing AUM							Closing AUM
	December 31,			Net sales				September 30,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2023
By client type:
Intermediary	$162.0	$27.9	$(31.5)	$(3.6)	$9.1	$—	$(0.3)	$167.2
Institutional	61.0	17.6	(9.2)	8.4	3.1	(1.0)	0.1	71.6
Self-directed	64.3	1.0	(3.4)	(2.4)	7.4	—	0.2	69.5
Total	$287.3	$46.5	$(44.1)	$2.4	$19.6	$(1.0)	$—	$308.3

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Acquisitions relate to the acquisition of Tabula and NBK, both completed in the third quarter 2024. Reclassifications relate to the reclassification of existing funds between client types.

Average Assets Under Management

The following table presents our average AUM by capability for the three and nine months ended September 30, 2024 and 2023 (in billions):

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Average AUM by capability:
Equities	$229.6	$196.9	$221.1	$191.5	17%	15%
Fixed Income	78.5	66.1	73.6	65.1	19%	13%
Multi-Asset	52.1	47.7	50.9	47.1	9%	8%
Alternatives	9.7	9.4	9.1	9.8	3%	(7)%
Total	$369.9	$320.1	$354.7	$313.5	16%	13%

Closing Assets Under Management

The following table presents the closing AUM by client location as of September 30, 2024 and 2023 (in billions):

	September 30,	September 30,	September 30,
	2024	2023	2024 vs. 2023
Closing AUM by client location:
North America	$232.5	$181.5	28%
EMEA and Latin America	111.8	94.7	18%
Asia Pacific	38.0	32.1	18%
Total	$382.3	$308.3	24%

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the three and nine months ended September 30, 2024, compared to the same periods in 2023. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Revenue (in millions):
Management fees	$502.8	$434.9	$1,435.0	$1,273.0	16%	13%
Performance fees	8.6	(15.8)	2.9	(36.6)	*n/m	*n/m
Shareowner servicing fees	61.4	54.9	177.1	159.7	12%	11%
Other revenue	52.0	47.0	149.9	137.2	11%	9%
Total revenue	$624.8	$521.0	$1,764.9	$1,533.3	20%	15%

* n/m — Not meaningful.

Management fees

Management fees increased by $67.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and by $162.0 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increases in management fees were primarily due to an improvement in average AUM.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Performance fees (in millions):
SICAVs	$13.8	$0.7	$25.8	$2.0
UK OEICs and unit trusts	0.2	—	5.8	—
Absolute return funds and other funds	3.3	0.4	3.3	1.2
Segregated mandates	0.2	0.6	0.9	0.5
Investment trusts	—	—	0.7	9.2
U.S. mutual funds	(8.9)	(17.5)	(33.6)	(49.5)
Total performance fees	$8.6	$(15.8)	$2.9	$(36.6)

Performance fees improved by $24.4 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an improvement in performance of SICAVs and the U.S. mutual funds.

Performance fees improved by $39.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an improvement in performance of SICAVs, UK Open Ended Investment Companies (“UK OEICs”) and unit trusts, and U.S. mutual funds. These improvements were partially offset by a decline in performance of certain investment trusts.

We estimate fourth quarter 2024 aggregate performance fees to be higher than fourth quarter 2023 performance fees, primarily due to strong investment performance of a certain hedge fund and an improvement in U.S. mutual fund performance fees. However, actual results will be dependent on investment performance over the remainder of 2024.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees increased by $6.5 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and by $17.4 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increases in shareowner servicing fees were primarily due to an improvement in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased by $5.0 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and by $12.7 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increases in other revenue were primarily due to an improvement in average AUM.

Operating Expenses

	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2024	2023	2024	2023	2024 vs. 2023	2024 vs. 2023
Operating expenses (in millions):
Employee compensation and benefits	$177.0	$149.2	$509.1	$437.2	19%	16%
Long-term incentive plans	40.5	32.6	127.3	125.7	24%	1%
Distribution expenses	133.7	116.0	382.7	342.6	15%	12%
Investment administration	17.7	12.4	42.7	35.1	43%	22%
Marketing	8.3	9.6	26.1	27.7	(14)%	(6)%
General, administrative and occupancy	77.4	73.7	212.9	207.0	5%	3%
Depreciation and amortization	5.5	5.8	15.9	18.0	(5)%	(12)%
Total operating expenses	$460.1	$399.3	$1,316.7	$1,193.3	15%	10%

Employee compensation and benefits

Employee compensation and benefits increased by $27.8 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by an increase of $22.3 million in variable compensation, mainly due to higher profitability, unfavorable foreign currency translation of $3.1 million and $2.4 million of base-pay increases.

Employee compensation and benefits increased by $71.9 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase of $57.1 million in variable compensation, mainly due to higher profitability, $7.2 million of base-pay increases and unfavorable foreign currency translation of $5.1 million.

For the year ended December 31, 2024, we anticipate an adjusted compensation to revenue ratio in the range of 43% to 45%.

Long-term incentive plans

Long-term incentive plan expenses increased by $7.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increases of $5.4 million driven by market appreciation of mutual fund share awards and certain long-term incentive awards, and $1.4 million for the roll-on of new awards and the acceleration of expense related to departed employees exceeding the roll-off of vested awards and the forfeiture of awards related to departed employees.

Long-term incentive plan expenses increased by $1.6 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase of $8.1 million driven by market appreciation of mutual fund share awards and certain long-term incentive awards. This increase was partially offset by a decrease of $8.1 million for the roll-off of vested awards and the forfeiture of awards related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $17.7 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and by $40.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increases in distribution expenses were primarily due to an improvement in average AUM subject to distribution expenses.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, increased by $5.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and by $7.6 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increases in investment administration expenses were primarily due to contractual changes with a third-party vendor.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $3.7 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $5.0 million increase in consultancy fees related to certain project costs, partially offset by a $2.7 million reduction in rent-related expenses.

General, administrative and occupancy expenses increased by $5.9 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to a $7.7 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project that was completed in the second quarter of 2023, and a $3.7 million increase in consultancy fees related to certain project costs. These increases were partially offset by a $4.7 million insurance reimbursement related to a separately managed account trade error that occurred in 2023 and a $3.3 million reduction in rent-related expenses.

2024 non-compensation operating expenses

For the year ended December 31, 2024, we anticipate adjusted non-compensation expense growth in the higher end of mid- to high-single digits. The anticipated growth in our non-compensation expense is due to planned investments supporting our strategic initiatives including technology, marketing and advertising, anticipated inflation, amortization of certain capitalized costs and costs associated with acquisitions made in 2024. A portion of the expected fourth quarter expenses is seasonal or one-time in nature and, all else equal, an indicative quarterly run rate for non-compensation expenses will be lower going forward.

Non-Operating Income and Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-operating income and expenses (in millions):
Interest expense	$(4.5)	$(3.2)	$(10.8)	$(9.5)
Investment gains (losses), net	35.0	(5.9)	63.9	18.6
Other non-operating income (expense), net	(101.6)	(13.4)	(59.4)	0.7
Income tax provision	(43.6)	(13.2)	(117.8)	(67.4)

Investment gains (losses), net

The components of investment gains (losses), net for the three and nine months ended September 30, 2024 and 2023, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Investment gains (losses), net (in millions):
Seeded investment products and seed hedges, net	$10.8	$2.5	$27.3	$17.5
Third-party ownership interests in seeded investment products	22.7	(7.5)	37.0	11.7
Equity method investments	(1.0)	(0.8)	(4.5)	(12.3)
Other	2.5	(0.1)	4.1	1.7
Investment gains (losses), net	$35.0	$(5.9)	$63.9	$18.6

Investment gains (losses), net moved favorably by $40.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and by $45.3 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Movements in investment gains (losses), net are primarily due to the consolidation and deconsolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products. In addition, a $12.5 million correction due to an error of previously recognized earnings associated with an equity method investment impacted investment gains (losses), net for the nine months ended September 30, 2023.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income (expense), net

Other non-operating income (expense), net moved unfavorably by $88.2 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $111.9 million release of accumulated foreign currency translation adjustments related to liquidated JHG entities. This decrease was partially offset by a $13.4 million provision for a credit loss and an $11.9 million contingent consideration fair value adjustment, which were both recognized during the three months ended September 30, 2023.

Other non-operating income (expense), net declined by $60.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $95.4 million release of accumulated foreign currency translation adjustments related to liquidated JHG entities. This decrease was partially offset by a $13.4 million provision for a credit loss and an $11.9 million contingent consideration fair value adjustment, which were both recognized during the three months ended September 30, 2023, and a $10.1 million increase in interest income driven by higher interest rates on cash balances.

In October 2024, a certain non-operating JHG entity liquidated, and we recognized an unfavorable foreign currency translation adjustment of $42.6 million in other non-operating income (expense), net on the Condensed Consolidated Statements of Comprehensive Income.

Income tax provision

Our effective tax rates for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective tax rate	46.6%	13.2%	26.6%	19.3%

The effective tax rate for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was impacted by the release of accumulated foreign currency translation reserves from liquidated JHG entities that are treated as non-deductible for tax purposes during the period. In addition, the tax rate was impacted by the disallowed noncontrolling interest expense from seeded investment products.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended September 30, 2024 and 2023 (in millions, except per share and operating margin data):

	Three months ended
	September 30,
	2024	2023
Reconciliation of revenue to adjusted revenue
Revenue	$624.8	$521.0
Management fees	(51.4)	(41.4)
Shareowner servicing fees	(49.9)	(43.9)
Other revenue	(35.4)	(30.7)
Adjusted revenue(1)	$488.1	$405.0
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$460.1	$399.3
Employee compensation and benefits(2)	(4.3)	(0.9)
Long-term incentive plans(2)	(1.7)	2.4
Distribution expenses(1)	(133.7)	(116.0)
General, administrative and occupancy(2)	(2.7)	(4.7)
Depreciation and amortization(3)	(0.1)	(0.5)
Adjusted operating expenses	$317.6	$279.6
Adjusted operating income	170.5	125.4
Operating margin(4)	26.4%	23.4%
Adjusted operating margin(5)	34.9%	31.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$27.3	$93.5
Employee compensation and benefits(2)	1.3	0.9
Long-term incentive plans(2)	1.7	(2.4)
General, administrative and occupancy(2)	2.7	4.7
Depreciation and amortization(3)	0.1	0.5
Interest expense(6)	0.1	—
Investment gains (losses), net(6)	—	(0.2)
Other non-operating income (expense), net(6)	113.3	25.6
Income tax provision(7)	(1.8)	(15.9)
Adjusted net income attributable to JHG	144.7	106.7
Less: allocation of earnings to participating stock-based awards	(3.6)	(3.2)
Adjusted net income attributable to JHG common shareholders	$141.1	$103.5
Weighted-average common shares outstanding — diluted	154.7	160.9
Diluted earnings per share(8)	$0.17	$0.56
Adjusted diluted earnings per share(9)	$0.91	$0.64

(1)

We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution- and servicing-related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue. In addition to the adjustments related to distribution and servicing activities, other revenue for the three months ended September 30, 2024, also includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(2)

Adjustments for the three months ended September 30, 2024, include acquisition-related expenses and the acceleration of long-term incentive plan expense related to the departure of certain employees. Adjustments for the three months ended September 30, 2023, include rent expense, rent income and other rent-related adjustments associated with subleased office space, and the acceleration of long-term incentive plan expense related to the departure of certain employees. JHG management believes these costs are not representative of our ongoing operations. Additionally, within the reconciliation of operating expenses to adjusted operating expenses for the three months ended September 30, 2024, employee compensation and benefits also includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

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

(6)

Adjustments for the three months ended September 30, 2024, consist primarily of the release of accumulated foreign currency translation adjustments related to JHG liquidated entities. The adjustment for the three months ended September 30, 2023, includes a provision for a credit loss and contingent consideration fair value adjustment related to the 2022 sale of Intech Investment Management LLC. JHG management believes these costs are not representative of our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of September 30, 2024, and December 31, 2023 (in millions):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents held by the Company	$1,439.8	$1,145.9
Investments held by the Company	$524.3	$399.2
Fees and other receivables	$270.7	$294.0
Long-term debt (including current portion of long-term debt)	$698.6	$304.6

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

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments, common stock repurchases and redemption of our 2025 Senior Notes. We may also use available cash for other general corporate purposes and acquisitions.

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for Markets in Financial Instruments Directive (“MiFID”) investment firms (“MIFIDPRU”). The combined capital requirement is £159.2 million ($213.5 million), resulting in £284.3 million ($381.3 million) of capital above the requirement as of September 30, 2024, based upon internal calculations and taking into account the effect of foreseeable dividends. The decrease in the surplus since June 30, 2024, is primarily due to a £19 million ($24.3 million) increase in the goodwill deduction from capital relating to the Tabula acquisition and an increase in the capital requirement following the conclusions drawn from our last Internal Capital Adequacy and Risk Assessment. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity and Capital Resources

2025 Senior Notes

The 2025 Senior Notes have a principal amount of $300.0 million, pay interest at 4.875% semiannually on February 1 and August 1 of each year, and mature on August 1, 2025.

JHG’s wholly-owned subsidiary, Janus Henderson US (Holdings) Inc., has decided to redeem its 2025 Senior Notes on November 7, 2024, at the redemption price as outlined in the Fifth Supplemental Indenture, dated May 30, 2017. The notice of redemption has been issued to the holders of the 2025 Senior Notes, and the $300.0 million outstanding principal balance and accrued but unpaid interest through the redemption date will be settled with existing cash on hand from our balance sheet.

Common Stock Purchases — Corporate Buyback Program

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of September 30, 2024, cumulative shares repurchased under the 2024 Corporate Buyback Program were 1,908,473 for $66.9 million.

On October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock on the NYSE at any time prior to the date of our 2025 Annual Meeting of Shareholders

Common Stock Purchases — Share Plan Purchases

On May 1, 2024, our Board of Directors also approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of September 30, 2024, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the nine months ended September 30, 2024, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	January 31, 2024	$63.2	February 28, 2024
$0.39	May 1, 2024	$62.6	May 29, 2024
$0.39	July 31, 2024	$62.3	August 28, 2024

On October 30, 2024, our Board of Directors declared a $0.39 per share dividend for the third quarter 2024. The quarterly dividend will be paid on November 27, 2024, to shareholders of record at the close of business on November 11, 2024.

Long-Term Liquidity and Capital Resources

Expected long-term commitments as of September 30, 2024, include principal and interest payments related to the 2034 Senior Notes and operating and finance lease payments. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

2034 Senior Notes

On September 10, 2024, we completed our private placement of $400.0 million aggregate principal amount of the 2034 Senior Notes. The 2034 Senior Notes pay interest at 5.450% semiannually on March 10 and September 10 of each year and mature on September 10, 2034.

Defined Benefit Pension Plan

As of December 31, 2023, our defined benefit pension plan had a net retirement asset of $85.3 million.

Other Sources of Liquidity

On June 30, 2023, we entered into a $200 million unsecured, revolving Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2029.

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

Cash Flows

Cash flow data for the nine months ended September 30, 2024 and 2023, was as follows (in millions):

	Nine months ended
	September 30,
	2024	2023
Cash flows provided by (used for):
Operating activities	$447.3	$280.1
Investing activities	(329.7)	(242.1)
Financing activities	194.5	(75.8)
Effect of exchange rate changes on cash and cash equivalents	24.6	1.7
Net change in cash and cash equivalents	336.7	(36.1)
Cash balance at beginning of period	1,168.1	1,176.4
Cash balance at end of period	$1,504.8	$1,140.3

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2024 and 2023, was as follows (in millions):

	Nine months ended
	September 30,
	2024	2023
Purchases of investments, net	$(94.2)	$(48.5)
Purchases of investments by consolidated seeded investment products, net	(179.0)	(169.8)
Purchases of property, equipment and software	(6.3)	(8.4)
Cash paid on settled seed capital hedges, net	(33.7)	(15.3)
Acquisitions, net of cash acquired	(17.2)	—
Other, net	0.7	(0.1)
Cash used for investing activities	$(329.7)	$(242.1)

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

Financing Activities

Cash provided by (used for) financing activities for the nine months ended September 30, 2024 and 2023, was as follows (in millions):

	Nine months ended
	September 30,
	2024	2023
Dividends paid to shareholders	$(188.1)	$(194.0)
Third-party capital invested into consolidated seeded investment products, net	221.8	174.5
Purchase of common stock for stock-based compensation plans	(80.0)	(57.3)
Purchase of common stock for the share buyback program	(155.1)	—
Issuance of long-term debt	396.2	—
Other, net	(0.3)	1.0
Cash provided by (used for) financing activities	$194.5	$(75.8)

The majority of cash flows within financing activities were driven by the issuance of long-term debt, third-party capital invested into consolidated seeded investment products, net, payment of dividends to shareholders, and the purchase of common stock as part of the 2024 Corporate Buyback Program and for stock-based compensation plans. Third-party capital invested into consolidated seeded investment products, net represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.

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

Item 4.   Controls and Procedures

As of September 30, 2024, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our CEO, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases — Corporate Buyback Program

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program to which we are authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of September 30, 2024, cumulative shares repurchased under the 2024 Corporate Buyback Program were 1,908,473 for $66.9 million.

On October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock on the NYSE at any time prior to the date of our 2025 Annual Meeting of Shareholders.

Common Stock Purchases — Share Plan Purchases

On May 1, 2024, our Board of Directors also approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of September 30, 2024, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

The following table summarizes our common stock repurchases by month during the three months ended September 30, 2024.

				Approximate U.S. dollar
	Total		Total number of shares	value of shares that
	number of	Average	purchased as part of	may yet be purchased
	shares	price paid per	publicly announced	under the programs
Period	purchased	share	programs	(end of month, in millions)
July 1, 2024, through July 31, 2024	396,130	$35.36	396,130	$109
August 1, 2024, through August 31, 2024	307,855	$36.47	307,855	$97
September 1, 2024, through September 30, 2024	386,275	$37.14	386,275	$83
Total	1,090,260	$36.31	1,090,260

Items 3 and 4.

Not applicable.

Item 5.    Other Information

Trading Plans of Directors and Officers

During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Filed with This Report:

Exhibit No.	Document

4.1	Senior Indenture, dated as of September 10, 2024, by and among Janus Henderson US (Holdings) Inc., as Issuer, Janus Henderson Group plc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, is hereby incorporated by reference from Exhibit 4.1 to JHG’s Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.2	Registration Rights Agreement, dated September 10, 2024, by and among Janus Henderson US (Holdings) Inc., Janus Henderson Group plc, and Citigroup Global Markets Inc., BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the 2034 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JHG’s Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.3	Form of Note for the 2034 Senior Notes is hereby incorporated by reference from Exhibit 4.3 to JHG’s Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2024

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Berg Crawford
Berg Crawford,
Chief Accounting Officer
(Principal Accounting Officer)