Form 10-K
period 2024-12-31
JANUS HENDERSON GROUP PLC
filed 2025-02-27
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of common equity held by non-affiliates was $5,381,586,868.43. As of February 25, 2025, there were 157,557,812 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the registrant's definitive proxy statement relating to its 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JANUS HENDERSON GROUP PLC

2024 FORM 10-K ANNUAL REPORT

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

We are a client-focused global business with approximately 2,300 employees worldwide and assets under management (“AUM”) of $378.7 billion as of December 31, 2024. We have operations in North America, the United Kingdom (“UK”), continental Europe, Latin America, Japan, Asia and Australia. Our mission is to help clients define and achieve superior financial outcomes through differentiated insights, disciplined investments and world-class service. We are mindful that our thinking and investments help shape the futures of millions of people as we fulfill our purpose of “Investing in a brighter future together.” We manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives.

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

●

Amplify strengths not fully leveraged: Our investment and client service strengths can be amplified with adjacent products, channels, geographies and vehicles (e.g., Institutional and development and expansion of other products).

●

Diversify where clients give us the right to win: We are seeking to expand our investment capabilities in areas where our clients are seeking more solutions from us and new investment capabilities that can open new client types (e.g., private credit and emerging market debt).

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

	Year ended December 31,
	2024	2023	2022
GAAP basis (in millions, except per share data):
Revenue	$2,473.2	$2,101.8	$2,203.6
Operating expenses	$1,827.5	$1,618.1	$1,713.8
Operating income	$645.7	$483.7	$489.8
Operating margin	26.1%	23.0%	22.2%
Net income attributable to JHG	$408.9	$392.0	$372.4
Diluted earnings per share	$2.56	$2.37	$2.23

Adjusted basis (in millions, except per share data):
Revenue	$1,940.8	$1,645.9	$1,705.3
Operating expenses	$1,272.7	$1,137.2	$1,128.6
Operating income	$668.1	$508.7	$576.7
Operating margin	34.4%	30.9%	33.8%
Net income attributable to JHG	$563.7	$435.2	$433.8
Diluted earnings per share	$3.53	$2.63	$2.60

Assets Under Management

Our AUM by client type, capability and client location as of December 31, 2024, is presented below (in billions).

Client Type and Distribution Channel

We have a diverse group of intermediary, self-directed and institutional clients around the globe. While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of approximately 400 staff members. A description of each client type and distribution channel is presented below.

Intermediary Channel

The intermediary channel distributes U.S. mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAVs”), Collective Investment Trusts (“CITs”) and Undertakings for Collective Investments in Transferable Securities (“UCITS”) through financial intermediaries, including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. We have made significant investments to grow our presence in the financial advisor subchannel, including enhancing our technology platform and recruiting highly seasoned leaders and client relationship managers. At December 31, 2024, AUM in our intermediary channel totaled $211.0 billion, or 56% of total AUM.

Self-Directed Channel

The self-directed channel serves individual investors who invest in our products through a mutual fund supermarket or directly with us. At December 31, 2024, AUM in our self-directed channel totaled $86.5 billion, or 23% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2024, AUM in our institutional channel totaled $81.2 billion, or 21% of total AUM.

Investment Capabilities

Equities

We offer a wide range of equity strategies encompassing different geographic focuses and investment styles. The Equities teams include those with a global perspective, those with a regional focus (including the U.S., Europe and Asia) and those invested in specialist sectors. A range of growth, value and absolute return styles are employed. These teams generally apply processes based on fundamental research and bottom-up stock picking. As of December 31, 2024, AUM in our Equities capability totaled $229.4 billion, or 61% of total AUM.

Fixed Income

Our Fixed Income teams provide coverage across the asset class, applying a wide range of innovative and differentiated techniques in support of a variety of investment objectives and risk criteria. Our fixed income offering includes teams that apply global unconstrained approaches as well as teams with more focused mandates — based in the U.S., Europe, Asia and Australia. The capabilities of these teams are available through individual strategies and, where appropriate, combined to create multi-strategy offerings. As of December 31, 2024, AUM in our Fixed Income capability totaled $82.7 billion, or 22% of total AUM.

Multi-Asset

Our Multi-Asset capability includes teams in the U.S. and UK that focus on balanced, multi-asset income and strategic asset allocation, as well as multiple adaptive asset allocation strategies. As of December 31, 2024, AUM in our Multi-Asset capability totaled $53.1 billion, or 14% of total AUM.

Alternatives

Our Alternatives capability includes teams with various areas of focus and approach. Alternatives brings together a cross-asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities, Private Credit, and Long/Short Equity. As of December 31, 2024, AUM in our Alternatives capability totaled $13.5 billion, or 3% of total AUM.

Client Locations

North America

Our North America region serves clients throughout North America and represents our largest geographical concentration of AUM. The North America distribution network serves a diverse set of clients across financial intermediaries, institutions and self-directed channels. As of December 31, 2024, total North America AUM was $236.8 billion, and we employed 173 and 190 investment and distribution professionals, respectively.

EMEA and Latin America

Our EMEA (“Europe, the Middle East and Africa”) and Latin America region serves clients throughout the UK and Continental Europe and supports our evolving business in Latin America and the Middle East. The region includes a strong retail and institutional client base in the UK; strong relationships with global distributors in Continental Europe; and an organic build-out of our Latin America business, which is gaining momentum. As of December 31, 2024, total EMEA and Latin America AUM was $104.8 billion, and the region employed 165 and 156 investment and distribution professionals, respectively.

Asia Pacific

Our Asia Pacific region serves clients throughout Australia, Japan and other regions of Asia. Australian distribution offers a suite of global and domestic capabilities. Our broader business in the Asia Pacific region continues to evolve with growing brand presence. As of December 31, 2024, Asia Pacific AUM was $37.1 billion, and the region employed 42 and 73 investment and distribution professionals, respectively.

Human Capital

With approximately 2,300 employees worldwide, we are proud of our global presence and our wide array of backgrounds and viewpoints, alongside a broad range of skills and experiences, are critical to achieving our purpose of Investing in a Brighter Future Together. We aim to create a workplace characterized by accountability, excellence and innovation by living our Values — Clients Come First - Always, Execution Supersedes Intention, Together We Win, Diversity Improves Results and Truth Builds Trust — and to encourage a sense of belonging and common objective across our employee base.

Our people-focused culture is driven by collaboration and connection. We recognize that the success of JHG is dependent on the unique talents and contributions of our workforce, and we are invested in our employees’ success. We are committed to:

●	Attracting great people into roles with a sense of purpose;
●	Helping them realize their highest potential and make a real impact; and
●	Supporting their ambitions throughout their career.

Headcount

As of December 31, 2024 and 2023, we had 2,340 and 2,196 employees, respectively. Our workforce includes trainees, apprentices and fixed-term employees working alongside our permanent part- and full-time employees. Contractors and other temporary employees are excluded in the tables below.

2024 Headcount	Permanent	Fixed-Term Worker	Trainee & Apprentice	Total
EMEA	1,037	25	18	1,080
North America	1,065	—	3	1,068
Asia Pacific	183	7	2	192
Total	2,285	32	23	2,340

2023 Headcount	Permanent	Fixed-Term Worker	Trainee & Apprentice	Total
EMEA	980	31	22	1,033
North America	977	—	1	978
Asia Pacific	174	9	2	185
Total	2,131	40	25	2,196

Talent Acquisition

We build our workforce from within our existing talent pool whenever possible. If we are unable to identify the right candidate for an open position from within, we look externally for the best talent. We search for candidates through a variety of different channels to ensure we access the highest potential candidates who will drive innovation and sustain our competitive edge. Where possible, our internal talent acquisition team will source for this talent directly. Where necessary, we will engage the support of external recruitment consultants or search firms, whose values and methods of recruitment align with our goals of finding the best talent in the market.

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

Employee Engagement

We value feedback from our employees. We look for opportunities to solicit their opinions and insights to help us understand what we are doing well and potential areas of improvement. In 2024, approximately 86% of our employees responded to our annual employee opinion survey. Results are shared with our Board of Directors and are cascaded from senior leaders to all employees. Managers and employees develop action plans to address topics of concern and continually improve our workplace. In addition to the 2024 employee opinion survey, we:

●	Placed significant focus on the adoption and embedding of our rearticulated mission, values and purpose to encourage a sense of belonging and common objective across our employee base;
●	Continued to dedicate time and resources to employee career progression by hosting a career week where employees participated in live learning events and discussions; invested in our high potential talent through the Leadership Excellence and Development program (“LEAD”); and relaunched our early careers initiatives across the globe; and
●	Added to or enhanced our benefits and wellbeing offerings across the globe, including improving our employee share purchase plans and increasing our family-friendly leave policies globally with increased paternity pay and enhanced “equal/shared leave” policies.

Our People

Diversity Improves Results is embedded as a core value in our Mission, Values and Purpose and is a guiding principle towards creating an inclusive environment that promotes true meritocracy, cultural awareness and respect. For many years, we have believed that organizations, and the clients they serve, benefit greatly from a diversity of viewpoints, experiences and backgrounds. That diversity of thought leads to better business decision making for our clients and their clients. We believe that diversification of viewpoints among our people is just as important as diversification within our investment portfolios and helps to produce the best results, outcomes and service for our global client base.

Employee Compensation and Benefits

Our compensation framework is designed to recognize great work and reinforce the alignment of interests among our employees, clients and shareholders. We regularly review industry benchmark data and maintain competitive compensation levels to ensure we are able to attract and retain top talent. Variable incentive compensation for most of our employees is funded based on JHG profits. While individual awards are fully discretionary, performance assessments take into account financial and strategic (non-financial) factors, including company, department, team and individual performance.

The ongoing health and well-being of our employees is important to us, and we offer a wide array of benefits, resources and tools to help our employees and their families to live healthy, balanced and happy lifestyles. We support our employees’ financial goals and retirement saving by making contributions toward their retirement and pension plans and offering an employee stock purchase plan.

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

Competition

The investment management industry is relatively mature and saturated with competitors that provide similar services. As such, we encounter significant competition in all areas of our business. We compete with other investment managers, mutual fund advisers, brokerage and investment banking firms, insurance companies, hedge funds, venture capitalists, banks and other financial institutions, many of which have proprietary access to certain distribution channels and are larger, have greater capital resources and have a broader range of product choices and investment capabilities than we do. In addition, the marketplace for investment products is rapidly changing, investors are becoming more sophisticated, the demand for and access to investment advice and information are becoming more widespread, passive investment strategies are more prevalent, and more investors are demanding investment vehicles that are customized to their individual requirements.

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

U.S. Regulation

Certain of our U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including the SEC, U.S. Department of Justice, U.S. Department of Labor (“DOL”), Financial Industry Regulatory Authority (“FINRA”), Internal Revenue Service, U.S. Commodity Futures Trading Commission (“CFTC”) and National Futures Association (“NFA”). We continue to see enhanced legislative and regulatory interest in the regulation of financial services and investment products in the U.S. through existing and proposed rules and regulations, regulatory priorities and pronouncements, enforcement actions and general discussions around expanded and updated requirements. For example, the SEC has recently proposed and/or adopted a number of new rules covering a wide range of topics, including derivatives usage; liquidity management; marketing; swing pricing; safeguarding of client assets; outsourcing of covered functions; cybersecurity; predictive analytics; shareholder and regulatory reporting; fund names; and environmental, social and governance (“ESG”) disclosures. We also continue to see continued enforcement of, and changes in enforcement practices around, existing laws, rules and regulations, including new applications of the compliance program rule to address current regulatory gaps (e.g., maintenance of electronic records and “off-channel” communications). While the nature, pace and scope of regulatory change and enforcement may change, it will remain an area of uncertainty and potential risk and cost for us and other regulated entities.

Investment Advisory Laws and Regulations

Our subsidiaries, Janus Henderson Investors US LLC (“JHIUS”), Privacore Capital Advisors, LLC (“PCA”) and Victory Park Capital Advisors, LLC (“VPC”), are registered investment advisers under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and regulated by the SEC. The Advisers Act requires registered investment advisers to comply with numerous and pervasive obligations, including fiduciary duties, disclosure obligations, recordkeeping requirements, custodial obligations, operational and marketing restrictions, and registration and reporting requirements. Certain of our employees may also be registered with regulatory authorities in various states and subject to oversight and regulation by such states’ regulatory agencies where consistent with the Advisers Act.

Investment Company Laws and Regulations

Our subsidiaries, JHIUS and PCA, act as adviser or subadviser to mutual funds, ETFs and other types of registered investment companies, which are registered with the SEC pursuant to the Investment Company Act of 1940, as amended (“1940 Act”). Certain of our subsidiaries, such as JHIUS and VPC, also serve as adviser or subadviser to investment products that are not required to be registered under the 1940 Act. As an adviser or subadviser to pooled investment vehicles that operate under exemptions to the 1940 Act and related regulations, we are subject to various requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (“Code”).

Broker-Dealer Regulations

Our subsidiary, Janus Henderson Distributors US LLC (“JHD”), is registered with the SEC under the Exchange Act and is a member of FINRA, the U.S. securities industry’s self-regulatory organization. JHD is a limited-purpose broker-dealer, which acts as the general distributor and/or agent for the sale and distribution of shares of U.S. mutual funds that are sponsored by certain of our subsidiaries, as well as the distribution of certain exchange-traded products (“ETPs”) and other pooled investment vehicles. The SEC imposes various requirements on registered broker-dealers’ operations, including disclosure, recordkeeping and accounting. FINRA has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter (“OTC”) markets and operational rules for its member firms. The SEC and FINRA also impose net capital requirements on registered broker-dealers.

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

UCITS are investment funds regulated at the EU level under the UCITS Directive V. UCITS are capable of being freely marketed throughout the EU on the basis of a single authorization in a member state — so-called passporting. UCITS covers a range of matters relating to UCITS, including the fund structure and domicile of UCITS, service providers to UCITS and marketing arrangements. In addition, UCITS funds are distributed in other jurisdictions outside the EU where marketing and sales are governed by local country-specific regulations. The UK has adopted the UCITS rules through the framework of secondary legislation and FCA rules, although UCITS established in the UK cannot benefit from the passporting arrangement described below.

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

Luxembourg

In Luxembourg, our subsidiary, Janus Henderson Investors Europe S.A. (“JHIESA”), is authorized and regulated by the Commission de Surveillance du Secteur Financier as a UCITS management company, with additional regulatory permissions to provide portfolio management services regulated under MiFID II. JHIESA has established six branches: Italy (Milan), Germany (Frankfurt), Spain (Madrid), France (Paris), the Netherlands (Amsterdam) and Denmark (Copenhagen). The main objective of these branches is the distribution of JHG products within the EU. Since September 2022, the Danish branch has also made use of JHIESA’s extended portfolio management permissions under MiFID II. JHIESA has been appointed management company of the following funds and fund structures:

●	Two UCITS umbrella funds, incorporated under the laws of Luxembourg in the form of a SICAV;
●	One UCITS umbrella fund, incorporated under the laws of Ireland in the form of an umbrella investment company with segregated liability between funds with variable capital; and
●	One AIF umbrella fund, incorporated under the laws of Ireland in the form of an open-ended unit trust.

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

Switzerland

Janus Henderson Investors (Schweiz) AG (“JHI Schweiz”) is regulated by the Swiss Federal Act on Financial Services (“FinSA”). JHI Schweiz performs fund distribution of JHG funds in Switzerland and acts as the Swiss Representative Office for one of the JHG UK-authorized investment managers when marketing investment management services to Swiss investors. Under FinSA, the main requirements for JHI Schweiz are the affiliation to an ombudsman’s office, the client adviser registration, compliance manual, certain disclosures to investors and client segmentation.

United Arab Emirates

Janus Henderson Emerging Markets Private Investments Limited (“JHEMPIL”) is authorized and regulated by the Financial Services Regulatory Authority (“FSRA”) in the Abu Dhabi Global Market (“ADGM”) financial center. JHEMPIL conducts the regulated activities of managing collective investment funds, arranging deals in investments and advising on investments or credit. JHEMPIL is subject to the ADGM legal framework which includes the Abu Dhabi Law No 4 of 2013, which sets out the governance, legislative and regulatory framework and activities to be carried on in the ADGM and the Financial Services and Markets Regulations, which establishes the legislative and regulatory framework for financial services in ADGM. The investment strategies managed by JHEMPIL are private credit, private equity and regional real estate.

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

ESG and Climate Disclosure Regulations

ESG topics and climate-related disclosures continue to be the focus of increased regulatory scrutiny across jurisdictions. While there is uncertainty regarding federal regulations on ESG disclosure under the new administration in the U.S., we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements. Outside of the U.S., the EU has published the corporate sustainability reporting directive (“CSRD”) which requires EU businesses to report on the environmental and social impact of their business activities, and on the business impact of their ESG efforts and initiatives. In the UK, the FCA published a new regime on sustainability disclosure requirements (“SDR”) and investment labels, which will be applicable to our UK subsidiaries in 2024. We are continuing to evaluate how the evolving regulations will impact JHG and its subsidiaries.

Available Information

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto as soon as reasonably practicable after such filings are made with the SEC. These reports may be obtained through our Investor Relations website (ir.janushenderson.com) and are available in print at no charge upon request by any shareholder. The contents of our website are not incorporated herein for any purpose. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Factors that could cause our AUM and revenue to decline include the following:

●

Declines in equity markets. Our AUM is concentrated in the U.S. and European equity markets. Equity securities may decline in value as a result of many factors, including an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations, inflation, labor disputes or shortages, supply chain issues, natural disasters, and geopolitical and economic risks. Declines in the equity markets, or in the market segments in which our investment products are concentrated, have in the past, and could in the future, cause our AUM to decrease.

●

Declines in fixed income markets. Fixed income investment products also constitute a large portion of our AUM. Fixed income securities may decline in value as a result of various factors, principally increases in interest rates (partly due to inflationary expectations), changes in currency exchange rates, changes in relative yield among instruments with different maturities (including as a result of shifts in the U.S. treasury yield curve), geopolitical and general economic risks, available liquidity in the markets in which a security trades, an issuer’s actual or perceived creditworthiness, or an issuer’s ability to meet its obligations. Declines in the fixed income markets, or in the market segments in which our investment products are concentrated, have in the past, and could in the future, cause our AUM to decrease.

●

Investment performance. Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance has historically stimulated sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past, and could in the future, lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of our AUM and reducing our management fees, and may have an adverse effect on our revenue and net income. In addition, certain of our investment products are subject to performance fees that are based either on investment performance as compared to an established benchmark index or on positive absolute return over a specified period of time. If our investment products that are subject to performance fees underperform, our revenue, results of operations and financial condition may be adversely affected. In addition, performance fees subject our revenue to increased volatility. No assurance can be given that past or present investment performance in the investment products we manage is indicative of future performance.

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

The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have in the past, and could in the future, result in significant decreases in our AUM, revenues and income. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.

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

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (“UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2024, the UK Pension Scheme had a net pension asset of $68.3 million. Our funding obligations for the UK Pension Scheme may be adversely affected by many factors, including poorer than expected long-term return on plan assets; longer life expectancy; changes in actuarial assumptions by reference to which our contributions are assessed, such as changes to assumptions on interest rates and inflation; changes to the regulatory regime for funding defined benefit pension schemes in the UK; and other factors. We may also be subject to obligations to contribute funds or take other action imposed by the Pension Protection Fund in connection with the UK Pension Scheme. If we were required to increase our contributions in the future to cover any increased funding shortfall, levy by the Pension Protection Fund and/or expenses in the UK Pension Scheme, our results and financial condition could be adversely affected.

The global scope of our business subjects us to currency exchange rate risk that may adversely impact revenue and income.

We generate a substantial portion of our revenue in Great British pounds (“GBP”), euros (“EUR”) and Australian dollars (“AUD”). As a result, we are subject to foreign currency exchange risk relative to the U.S. dollar (“USD”), our financial reporting currency, through our non-U.S. operations, including through our exposure to non-USD income, expenses, assets and liabilities of our overseas subsidiaries, as well as net assets and liabilities denominated in a currency other than USD. Fluctuations in the exchange rates to the USD have adversely affected, and may continue to adversely affect, our financial results from one period to the next. In addition, there is risk associated with the foreign exchange revaluation of balances held by certain of our subsidiaries for which the local currency is different from our functional currency.

We could be impacted by counterparty or client defaults.

In periods of significant market volatility, the deteriorating financial condition of one financial institution may materially and adversely impact the performance of others. We, and the funds and accounts we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties across the financial industry. As a result, we and our managed funds and accounts may be exposed to credit, operational or other risks in the event of a default by a counterparty or client, or in the event of other unrelated systemic market failures.

Business and Strategic Risks

We operate in a highly competitive environment, and revenue from fees may be reduced.

The investment management business is highly competitive. In recent years, established firms and new entrants to the asset management industry have expanded their application of technology, including the use of robo advisers and artificial intelligence (“AI”), to provide services to clients. Our traditional fee structures may be subject to downward pressure due to these factors. Moreover, the asset management industry is facing transformative pressures and trends from a variety of different sources, including a trend toward lower fee investment products, as evidenced by the movement toward passively managed mutual funds and the growth of lower cost funds such as exchange-traded, smart beta and quantitative funds. Fees for actively managed investment products may continue to come under increased pressure if such products fail to outperform returns for comparable passively managed products or as a consequence of regulatory intervention. Fee reductions on existing or future new business, as well as changes in regulations pertaining to fees, could adversely affect our results of operations and financial condition. Additionally, we compete with investment management companies on the basis of investment performance, fees, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment products to meet the changing needs and preferences of investors. Failure to adequately compete could adversely affect our AUM, results of operations and financial condition.

Our success depends on our key personnel, and our financial performance could be negatively affected by the loss of their services.

The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled and often highly specialized technical, executive, sales and investment management personnel. The market for qualified investment and sales professionals is extremely competitive and is characterized by the frequent movement of portfolio managers, analysts and salespeople among different firms. Any changes to management structure, shifts in corporate culture, changes to corporate governance authority, or adjustments or reductions to compensation could affect our ability to retain key personnel and could result in legal claims. To retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense. Laws and regulations could impose restrictions on the amount of compensation paid by financial institutions, as well as the processes for paying and deferring compensation, which could restrict our ability to compete effectively for qualified professionals. In addition, technological advancements in our industry, including with respect to AI and machine learning technologies, could result in increased demand and competition for qualified professionals with such skills and technological knowledge. There can be no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key personnel, particularly those personnel responsible for managing client funds that account for a high proportion of our revenue, could cause us to lose clients, which could have a material adverse effect on our AUM, results of operations and financial condition. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, and such events may also adversely impact other markets. Global economic conditions also affect the mix, market values and levels of our AUM and are difficult to predict. Political, economic and environmental events in any country or region could result in significant declines in equity and/or fixed income securities with exposure to such a country or region and, to the extent that we have a concentration of AUM in such a country or region, could result in a material adverse effect on our AUM, results of operations and financial condition. For example, the ongoing conflicts in Ukraine and the Middle East have significantly impacted the global economy and financial markets and may continue to have an adverse impact on our investment performance and flows in certain products. There is a risk that these conflicts, as well as any future conflicts, may spread more broadly, increasing the potential adverse impact on our AUM, results of operations and financial condition. We will continue to monitor any direct and indirect impacts of these circumstances on our business, financial results and operations, although it is not possible to predict the broader consequences of these ongoing conflicts at this time.

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

At December 31, 2024, our goodwill and intangible assets totaled $4,023.7 million. The value of these assets may not be realized for a variety of reasons, including significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our results of operations and financial condition.

Our business depends on investment management agreements that are subject to termination, non-renewal or reductions in fees.

We derive revenue from investment management agreements with investment funds, institutional investors and other investors. These agreements generally provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds, or to remove Janus Henderson as a fund's investment advisor (or equivalent). We also manage our U.S. mutual funds under management agreements that may be terminated by either party with notice, or in the event of an “assignment” (as defined in the Investment Company Act), and must be approved and renewed annually by the independent members of each fund’s board of directors or trustees or its shareholders, as required by law. U.S. mutual funds, investment funds or other investors may choose to exercise such termination rights at any time. The annual review of investment management agreements with U.S. mutual funds, as required by law, could result in a reduction in our advisory fee revenues. The termination of, or failure to renew, one or more of these agreements could have a material adverse effect on our AUM, results of operations and financial condition.

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

We have made acquisitions and divestitures in the past and may pursue similar transactions in the future. Such transactions typically involve a number of risks and present financial, managerial and operational challenges, including:

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

Acquisitions also pose the risk that any business we acquire may lose customers, intermediaries or employees or could underperform relative to growth expectations or expected synergies from the acquired businesses. Additionally, the loss of investment personnel poses the risk that we may lose the AUM we expected to manage, which could adversely affect our results of operations.

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

Operational and Technology Risks

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information against cyberattacks or other security breaches, or if our business processes are not sufficiently resilient.

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

Initiatives to upgrade our information technology systems and business processes involve many risks, and our failure to execute these upgrades successfully could have an adverse impact on our business.

From time to time, we undertake significant projects to upgrade our information technology systems and business processes intended to optimize our operational and financial performance. Transitioning to these new or upgraded systems and processes may require significant capital investments and personnel resources. These projects may be subject to cost overruns and delays, and the transition to these new or upgraded systems and processes may cause disruptions in our daily business operations. There is also no guarantee that we will realize the anticipated synergies and benefits related to these initiatives. Any material disruptions in our information technology systems or business processes could have a material adverse effect on our business.

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

Our client service capabilities as well as our ability to obtain prompt and accurate securities pricing information and to process client transactions and reports are significantly dependent on communication and information systems and services provided by third-party vendors. The ability to consistently and reliably obtain securities pricing information, process client transactions, and provide reports and other client services to the shareholders of funds and other investment products we manage is essential to our operations. Any delays, errors or inaccuracies in pricing information, processing client transactions, or providing reports, and any other inadequacies in other client service functions could impact client relationships, result in financial losses and potentially give rise to regulatory actions and claims against us.

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

Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including the UK, the U.S., Luxembourg and Australia. Should we, or any of our critical service providers, experience a significant local or regional disaster or other event that disrupts business continuity, such as an earthquake, hurricane, tsunami, wildfire, terrorist attack, epidemic or pandemic, or other natural or man-made disaster, our continued success will depend in part on the safety and availability of our personnel, our office facilities and the proper functioning of our technology, computer, telecommunications and other systems and operations that are critical to our business. We have developed various backup systems and contingency plans, but no assurance can be given that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we will rely to varying degrees on outside vendors for disaster recovery support, and no assurance can be given that these vendors will be able to perform in an adequate and timely manner. If we, or any of our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could damage our reputation and lead to a loss of customers and have an adverse effect on our AUM, revenue and net income.

Climate change-related risks could adversely affect our business, products, operations and clients, which may cause our AUM, revenue and earnings to decline.

Our business and those of our clients could be impacted by risks related to climate change. Climate change may present risk to us through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate over the short, medium and long term. Such risks may include extreme weather events, rising sea levels, water scarcity, and changes in temperature, which may damage infrastructure and facilities, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from our exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market changes. For instance, new regulations or guidance relating to climate change, as well as the perspectives of stakeholders regarding climate change, may impact our investment products, business processes and reputation, which could increase our costs of doing business. At times, regulations and market demands regarding climate impact in one region may be in direct conflict with regulations and market demands in another region, which may create risk that our activity in one region adversely impacts activity in the other. Climate-related physical and transition risks could impact us both directly and indirectly through adverse impacts on our clients, including as a result of declines in asset values, changes in client investing preferences, increased regulatory and compliance costs, and significant business disruptions. Any of these risks may cause our AUM, revenue and earnings to decline.

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

Laws and regulations applied at the international, national, state or provincial, and local levels generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities; conduct examinations, risk assessments, investigations and capital adequacy reviews; and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements that negatively impact the way in which we conduct business, increase compliance costs, impose additional capital requirements and/or involve enforcement actions that could lead to sanctions, including the potential revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or key personnel, or the imposition of increasingly substantial fines and censures on us or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our AUM and revenues, any of which could have an adverse impact on our results of operations or financial condition.

The regulatory environment in which we operate changes frequently and has seen a significant increase in proposed and adopted regulations in recent years. Certain enacted provisions and proposals for new regulation are potentially far-reaching and, depending upon their implementation, could increase the cost of offering investment products and services in the markets where we conduct business and have material adverse effects on our business, results of operations or financial condition. Additionally, challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks and impacts if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. The aggressive pace, scope and complexity of regulatory change place additional demands on resources and introduce additional operational strains, which may impact our ability to fully and timely satisfy those regulatory requirements or constrain our ability to pursue other strategic projects and business priorities.

In the U.S., government agencies like the SEC have proposed or adopted several new regulations that have increased our regulatory burdens and related compliance costs. These include the Dodd-Frank Act, ERISA fiduciary obligations, cybersecurity risk management, the investment company names rule, ESG disclosures for investment advisers and investment companies, outsourcing and fund liquidity risk management programs, and swing pricing. The SEC and other agencies and institutions have taken action, and may continue to take further action, in response to global financial market developments, internal political dynamics and perennial industry challenges, such as conflicts of interest. Further actions by regulatory authorities could include new rules and requirements that may be applicable to us, the effect of which could have additional adverse consequences to our business, results of operations or financial condition. In addition, there remains uncertainty about the ultimate impact of recent changes to the leadership within the U.S. government under the current administration, including changes to policy or priorities that could impact the current regulatory landscape.

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

Risk Management and Strategy

To effectively manage the cyber risk posed to our organization and to remain within our risk appetite, we maintain a cybersecurity strategy and risk management program to identify, assess and manage material risks from cybersecurity threats with the aim of protecting the confidentiality, integrity and availability of our critical systems and information.

Our cybersecurity program takes a cyberthreat and risk-based approach and was developed to align with ISO 27001, an international standard for information security, and we also assess ourselves against the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. In addition, our cybersecurity risk management program aligns with ISO 31000, the international standard for risk management. The foregoing does not imply that we meet all technical standards, specifications or requirements, or that we have been certified on these requirements in any respect, only that we have used these industry standards as guides when designing our cybersecurity and risk management programs.

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

Our cybersecurity risk management program includes a cybersecurity incident response plan. Major incidents emanating from cybersecurity threats are communicated to our Operational Risk team through our enterprise risk management system and escalated in accordance with our incident response plan. In addition, cybersecurity has been designated as a principal risk by the Risk Committee of our Board of Directors (the “Risk Committee”), which requires regular monitoring and reporting.

We identify material risks from cybersecurity threats through various sources, including, but not limited to, controls testing, compliance testing of our security standards, independent penetration testing, open-source threat intelligence feeds, and lessons learned and assessments against control frameworks. These threats are assessed by applying our Risk and Control Self-Assessment (“RCSA”), information technology risk and cybersecurity risk management processes, each of which we review regularly. Based on the RCSA, risks from cybersecurity threats that exceed established risk tolerance thresholds are recorded and incorporated into our reporting to the Risk Committee and senior management as described in more detail below. We also engage third-party assessors, consultants and auditors to assist in the administration, assessment and improvement of our cybersecurity risk management program.

To help bring risks from cybersecurity threats within an acceptable risk appetite and tolerance level, we created a cybersecurity strategy and associated program of necessary activities. The program mitigates the risks through the effective design and implementation of compensating controls or remediation actions, commensurate with the assessed risk level from such threats.

With respect to third-party service providers with access to our information systems, assets or data, our security policies, standards and procedures are designed so that periodic due diligence is conducted as appropriate on the cybersecurity controls maintained by such third parties. The aim is to ensure the third-party service provider has adequate and appropriate cybersecurity measures in place commensurate to the risk their access to our information systems, assets or data presents.

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

Governance

Our Board of Directors has established a Risk Committee to assist the Board in its oversight of risk. As part of its responsibilities, the Risk Committee oversees management’s implementation of our cybersecurity and risk management program.

The Risk Committee receives regular reports from our Information Security leadership on our cybersecurity risks, including key status updates, security issues, current and future priorities, independent assurance, threat landscape and audit findings. The Risk Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity oversight.

Our Information Security team, including our Information Security leadership, has primary responsibility for identifying, assessing and managing material risks to the Company from cybersecurity threats, including our overall cybersecurity risk management program and supervision of our internal cybersecurity personnel and our external cybersecurity consultants. Our Chief Information Security Officer (“CISO”) has over 20 years of information security/cybersecurity experience, working in a variety of roles within PricewaterhouseCoopers LLP, as the Director of Cyber Operations for Nationwide Building Society, the CISO at The Crown Estate and the CISO at Insight Investment.

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

Our Information Security leadership regularly briefs our Global Chief Operating Officer and Chief Technology Officer on cybersecurity issues, the scope of which is similar to the information presented by the Information Security leadership to the Risk Committee as described above. Major risks from cybersecurity threats determined following application of an RCSA are escalated by our Information Security leadership to the Risk Committee, Global Chief Operating Officer, Chief Technology Officer and other senior management.

ITEM 2.	PROPERTIES

We have 27 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 116,000 square feet on a long-term lease that expires in 2028. We also have significant operations in Denver, Colorado, occupying approximately 161,000 square feet of office space, and its lease expires in 2032. The remaining 25 offices total approximately 103,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs. See Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our property leases.

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

JHG Common Stock

Our common stock is traded on the NYSE (symbol: JHG). On February 25, 2025, there were approximately 4,382 holders of record of our common stock.

Dividends

On January 30, 2025, our Board of Directors declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 27, 2025, to shareholders of record at the close of business February 11, 2025.

Performance Graph

The following graph illustrates the cumulative total shareholder return of our common stock over the five-year period ending December 31, 2024, the last trading day of 2024, and compares it to the cumulative total return on the S&P 500 Index(1) and to the S&P U.S. BMI Asset Management & Custody Banks Index.(2) The S&P 500 Index consists of 500 stocks chosen for market size, liquidity and industry group representation and is one of the most widely used benchmarks of U.S. equity performance. The S&P U.S. BMI Asset Management & Custody Banks Index is a market-value weighted index of 40 asset management companies. The comparison assumes a $100 investment on December 31, 2019, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

(1) STANDARD & POOR’S®, S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC.

(2) As of December 31, 2024, the S&P U.S. BMI Asset Management & Custody Banks Index comprised the following companies: Affiliated Managers Group, Inc.; AlTi Global, Inc.; Ameriprise Financial, Inc.; Ares Management Corporation; Artisan Partners Asset Management Inc.; BlackRock, Inc.; Blackstone Inc.; Blue Owl Capital Inc.; Bridge Investment Group Holdings Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; DigitalBridge Group, Inc.; Ellington Credit Company; Federated Hermes, Inc.; Franklin Resources, Inc.; Galaxy Digital Holdings Ltd.; GCM Grosvenor Inc.; GQG Partners Inc.; Hamilton Lane Incorporated; Heritage Global Inc.; Invesco Ltd.; Janus Henderson Group plc; KKR & Co. Inc.; Northern Trust Corporation; P10, Inc.; SEI Investments Company; Silvercrest Asset Management Group Inc.; State Street Corporation; StepStone Group Inc.; T. Rowe Price Group, Inc.; The Bank of New York Mellon Corporation; The Carlyle Group Inc.; TPG Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; WisdomTree, Inc.

(3) Data source: S&P Global Market Intelligence.

Common Stock Purchases — Corporate Buyback Program

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we were authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. During 2024, we repurchased 2,876,189 shares of common stock for $88.2 million under the 2023 Corporate Buyback Program.

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $150.0 million of our common stock, and on October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of December 31, 2024, cumulative shares repurchased under the 2024 Corporate Buyback Program were 3,159,199 shares for $120.0 million.

Common Stock Purchases — Share Plan Purchases

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

On October 31, 2023, our Board of Directors approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. During 2024, we repurchased 2,268,376 shares of common stock for $70.0 million.

On May 1, 2024, our Board of Directors also approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of December 31, 2024, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

The following table summarizes our common stock repurchases by month during the three months ended December 31, 2024.

			Total number of	Approximate U.S. dollar
	Total		shares purchased	value of shares that may
	number of	Average	as part of	yet be purchased
	shares	price paid	publicly announced	under the programs
Period	purchased	per share	programs	(end of month, in millions)
October 1, 2024, through October 31, 2024	416,768	$39.45	416,768	$117
November 1, 2024, through November 30, 2024	393,487	44.28	393,487	$99
December 1, 2024, through December 31, 2024	440,471	43.69	440,471	$80
Total	1,250,726	$42.47	1,250,726

ITEM 6.  [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2024 SUMMARY

2024 Financial Highlights

●	Solid long-term investment performance, with 65%, 72%, 55% and 73% of our AUM outperforming benchmarks on a one-, three-, five- and 10-year basis, respectively, as of December 31, 2024.

●	AUM increased to $378.7 billion, up 13% from the year ended December 31, 2023, primarily due to positive market performance.

●	Net inflows for the year ended December 31, 2024, were $2.4 billion, compared to $(0.7) billion of net outflows for the year ended December 31, 2023.

●	2024 diluted earnings per share was $2.56, or $3.53 on an adjusted basis. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●	Strong balance sheet and cash generation, with $1.2 billion in cash and cash equivalents and $694.6 million of cash provided by operating activities in the year ended December 31, 2024.

●	During the year ended December 31, 2024, the Board of Directors declared and paid dividends of $1.56 per share.

●	During the year ended December 31, 2024, we acquired 6,035,388 shares of our common stock for $208.2 million as part of the share buyback program.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2024, was $2,473.2 million, an increase of $371.4 million, or 18%, compared to the year ended December 31, 2023. The key drivers of the increase were:

●	An increase of $257.6 million in management fees primarily due to the impact of higher average AUM.

●	An increase of $65.3 million in performance fees due to an improvement in the performance of U.S. mutual funds, SICAVs and absolute return funds and other funds.

Total operating expenses for the year ended December 31, 2024, were $1,827.5 million, an increase of $209.4 million, or 13%, compared to operating expenses for the year ended December 31, 2023. Key drivers of the increase include the following:

●	An increase of $65.0 million in distribution expenses primarily due to higher average AUM.

●	An increase of $122.8 million in employee compensation and benefits primarily due to higher variable compensation expenses.

Operating income for the year ended December 31, 2024, was $645.7 million, an increase of $162.0 million, or 33%, compared to the year ended December 31, 2023. Our operating margin was 26.1% in 2024 compared to 23.0% in 2023.

Net income attributable to JHG for the year ended December 31, 2024, was $408.9 million, an increase of $16.9 million, or 4%, compared to the year ended December 31, 2023. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance include the following:

●

A favorable movement of $27.4 million in investment gains (losses), net. Movements in investment gains (losses), net are primarily due to market movements in relation to our seeded investment products and derivative instruments and the consolidation or deconsolidation of third-party ownership interests in seeded investment products.

●

An unfavorable movement of $99.2 million in other non-operating income (expense), net, primarily due to a $138.1 million reclassification of accumulated foreign currency translation adjustments to net income related to liquidated JHG entities.

●	A $66.0 million increase in our income tax provision, primarily due to higher operating income in 2024.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2024:

Percentage of AUM outperforming benchmark(1):	1 year	3 years	5 years	10 years
Equities	50%	62%	37%	62%
Fixed Income	91%	84%	86%	94%
Multi-Asset	93%	96%	97%	97%
Alternatives	85%	85%	100%	100%
Total	65%	72%	55%	73%

(1)

Outperformance is measured based on composite performance gross of fees versus primary benchmark, except where a strategy has no benchmark index or corresponding composite in which case the most relevant metric is used: (1) composite gross fees versus zero for absolute return strategies, (2) fund net of fees versus primary index or (3) fund net of fees versus Morningstar peer group average or median. Non-discretionary and separately managed account assets are included with a corresponding composite where applicable. Cash management vehicles, ETF-enhanced beta strategies, legacy Tabula passive ETFs, Fixed Income Buy & Maintain mandates, legacy NBK Capital Partners and Victory Park Capital funds, Managed CDOs, Private Equity funds and custom non-discretionary accounts with no corresponding composite are excluded from the analysis. Excluded assets represent 4% of AUM for the period ended December 31, 2024.

Assets Under Management

Our AUM as of December 31, 2024, was $378.7 billion, an increase of $43.8 billion, or 13%, from December 31, 2023, driven primarily by positive market movements of $41.8 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the year ended December 31, 2024, the USD strengthened against GBP, EUR and AUD, resulting in a $4.7 billion decrease in our AUM. As of December 31, 2024, approximately 26% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the years ended December 31, 2024, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Acquisitions and	December 31,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	reclassifications(3)	2024
By capability:
Equities	$205.1	$31.1	$(37.6)	$(6.5)	$32.7	$(1.9)	$—	$229.4
Fixed Income	71.5	29.5	(18.7)	10.8	1.9	(2.4)	0.9	82.7
Multi-Asset	48.9	6.3	(8.2)	(1.9)	6.4	(0.2)	(0.1)	53.1
Alternatives	9.4	3.6	(3.6)	—	0.8	(0.2)	3.5	13.5
Total	$334.9	$70.5	$(68.1)	$2.4	$41.8	$(4.7)	$4.3	$378.7

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2023
By capability:
Equities	$171.3	$31.0	$(33.2)	$(2.2)	$34.8	$2.1	$(0.9)	$205.1
Fixed Income	59.8	24.1	(16.9)	7.2	3.8	0.7	—	71.5
Multi-Asset	45.5	4.1	(7.7)	(3.6)	6.2	0.2	0.6	48.9
Alternatives	10.7	1.7	(3.8)	(2.1)	0.3	0.2	0.3	9.4
Total	$287.3	$60.9	$(61.6)	$(0.7)	$45.1	$3.2	$—	$334.9

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By capability:
Equities	$244.3	$24.4	$(45.6)	$(21.2)	$(47.2)	$(5.9)	$1.3	$171.3
Fixed Income	79.6	23.0	(29.4)	(6.4)	(8.9)	(4.5)	—	59.8
Multi-Asset	59.7	6.5	(10.8)	(4.3)	(9.3)	(0.6)	—	45.5
Alternatives	10.7	6.4	(5.3)	1.1	(0.3)	(0.8)	—	10.7
Quantitative Equities	38.0	0.2	(5.9)	(5.7)	(2.6)	(0.1)	(29.6)	—
Total	$432.3	$60.5	$(97.0)	$(36.5)	$(68.3)	$(11.9)	$(28.3)	$287.3

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)

Acquisitions relate to the acquisition of Tabula Investment Management (“Tabula”) and NBK Capital Partners (“NBK”), both completed in the third quarter 2024, and the acquisition of Victory Park Capital Advisors, LLC (“VPC”), which was completed in the fourth quarter 2024. Reclassifications relate to the reclassification of existing funds between capabilities. Disposal activity in 2022 relates to the sale of Intech Investment Management LLC (“Intech”).

Our AUM and flows by client type for the years ended December 31, 2024, 2023 and 2022, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales			Acquisitions and	December 31,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	reclassifications(3)	2024
By client type:
Intermediary	$183.4	$55.0	$(46.3)	$8.7	$20.4	$(2.2)	$0.7	$211.0
Self-directed	76.1	2.0	(5.8)	(3.8)	14.2	—	—	86.5
Institutional	75.4	13.5	(16.0)	(2.5)	7.2	(2.5)	3.6	81.2
Total	$334.9	$70.5	$(68.1)	$2.4	$41.8	$(4.7)	$4.3	$378.7

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2023
By client type:
Intermediary	$162.0	$39.5	$(43.1)	$(3.6)	$22.8	$2.1	$0.1	$183.4
Self-directed	64.3	1.3	(4.8)	(3.5)	14.9	0.2	0.2	76.1
Institutional	61.0	20.1	(13.7)	6.4	7.4	0.9	(0.3)	75.4
Total	$287.3	$60.9	$(61.6)	$(0.7)	$45.1	$3.2	$—	$334.9

	Closing AUM							Closing AUM
	December 31,			Net sales			Reclassifications	December 31,
	2021	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	and disposals(3)	2022
By client type:
Intermediary	$215.0	$39.9	$(53.3)	$(13.4)	$(32.8)	$(5.9)	$(0.9)	$162.0
Self-directed	90.1	1.5	(5.1)	(3.6)	(21.6)	(0.6)	—	64.3
Institutional	127.2	19.1	(38.6)	(19.5)	(13.9)	(5.4)	(27.4)	61.0
Total	$432.3	$60.5	$(97.0)	$(36.5)	$(68.3)	$(11.9)	$(28.3)	$287.3

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)

Acquisitions relate to the acquisition of Tabula and NBK, both completed in the third quarter 2024, and the acquisition of VPC, which was completed in the fourth quarter 2024. Reclassifications relate to the reclassification of existing funds between client types. Disposal activity in 2022 relates to the sale of Intech.

Average Assets Under Management

The following table presents our average AUM by capability for the years ended December 31, 2024, 2023 and 2022 (in billions):

	Average AUM
	Year ended December 31,			2024 vs.	2023 vs.
By capability:	2024	2023	2022	2023	2022
Equities	$224.7	$191.6	$193.2	17%	(1)%
Fixed Income	75.6	65.5	67.2	15%	(3)%
Multi-Asset	51.6	47.1	49.2	10%	(4)%
Alternatives	10.2	9.6	11.5	6%	(17)%
Quantitative Equities(1)	—	—	7.7	—%	(100)%
Total	$362.1	$313.8	$328.8	15%	(5)%

(1)  On March 31, 2022, we completed the sale of our 97%-owned Quantitative Equities subsidiary, Intech.

Closing Assets Under Management

The following table presents our closing AUM by client location, as of December 31, 2024, 2023 and 2022 (in billions):

	Closing AUM
	December 31,			2024 vs.	2023 vs.
By client location:	2024	2023	2022	2023	2022
North America	$236.8	$198.6	$168.6	19%	18%
EMEA and Latin America	104.8	102.9	85.7	2%	20%
Asia Pacific	37.1	33.4	33.0	11%	1%
Total	$378.7	$334.9	$287.3	13%	17%

Valuation of Assets Under Management

The fair value of our AUM is based on the value of the underlying cash and investments securities of our funds, trusts and segregated mandates. A significant proportion of these securities is listed or quoted on a recognized securities exchange or market and is regularly traded thereon; these investments are valued based on unadjusted quoted market prices. However, for non-U.S. equity securities held by U.S. mutual funds, excluding ETFs, the quoted market prices may be adjusted to capture market movement between the time the local market closes and the NYSE closes. Other investments, including OTC derivative contracts (which are dealt in or through a clearing firm, exchanges or financial institutions), are valued by reference to the most recent official settlement price quoted by the appointed market vendor, and in the event no price is available from this source, a broker quotation may be used. Physical property held is valued monthly by a specialist independent appraiser.

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

Our private credit investments are valued using a variety of methodologies and approaches, including the cost method, the market approach and the income approach, which in many cases leverage unobservable inputs and assumptions, depending on the nature of the investment.

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP weakened against the USD during the year ended December 31, 2024, compared to the year ended December 31, 2023, and the GBP strengthened against the USD during the year ended December 31, 2023, compared to the year ended December 31, 2022. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below.

Revenue

	Year ended December 31,			2024 vs.	2023 vs.
	2024	2023	2022	2023	2022
Revenue (in millions):
Management fees	$1,957.7	$1,700.1	$1,799.4	15%	(6)%
Performance fees	70.4	5.1	(10.7)	n/m*	n/m*
Shareowner servicing fees	240.7	213.3	224.0	13%	(5)%
Other revenue	204.4	183.3	190.9	12%	(4)%
Total revenue	$2,473.2	$2,101.8	$2,203.6	18%	(5)%

* n/m - Not meaningful.

Management fees

Management fees increased $257.6 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an improvement in average AUM.

Management fees decreased $99.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decline in average AUM.

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,			2024 vs.	2023 vs.
	2024	2023	2022	2023	2022
Average net management fee margin (bps)(1):
Equities	53.7	54.4	55.2	(1)%	(1)%
Fixed Income	26.2	27.8	29.6	(6)%	(6)%
Multi-Asset	53.2	52.9	53.1	1%	(0)%
Alternatives	75.6	61.9	60.4	22%	2%
Quantitative Equities(2)	—	—	15.8	n/m*	(100)%
Total average	48.6	48.9	48.9	(1)%	—%

(1)	Net management fee margins are based on management fees net of distribution expenses.
(2)	On March 31, 2022, we completed the sale of our 97%-owned Quantitative Equities subsidiary, Intech.
*	n/m - Not meaningful.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,			2024 vs.	2023 vs.
	2024	2023	2022	2023	2022
Performance fees (in millions):
SICAVs	$26.3	$2.1	$2.0	n/m*	5%
UK OEICs and unit trusts	6.2	—	0.1	—%	(100)%
Absolute return funds and other funds	70.8	56.9	33.5	24%	70%
Segregated mandates	4.9	3.1	10.0	58%	(69)%
Investment trusts	0.7	9.1	6.7	(92)%	36%
Private capital funds	1.0	—	—	—%	—%
U.S. mutual funds	(39.5)	(66.1)	(63.0)	40%	(5)%
Total performance fees	$70.4	$5.1	$(10.7)	n/m*	n/m*

 * n/m - Not meaningful.

For the year ended December 31, 2024, performance fees increased $65.3 million compared to the year ended December 31, 2023, due to an improvement in the performance of U.S. mutual funds, SICAVs and absolute return funds and other funds.

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

			Absolute
		UK OEICs	Return Funds			Private
		and	and	Segregated	Investment	Capital	U.S. Mutual
	SICAVs	Unit Trusts	Other Funds	Mandates	Trusts	Funds	Funds
Performance fees:
Year ended December 31, 2024	$26.3	$6.2	$70.8	$4.9	$0.7	$1.0	$(39.5)
Year ended December 31, 2023	$2.1	$—	$56.9	$3.1	$9.1	n/a	$(66.1)
Year ended December 31, 2022	$2.0	$0.1	$33.5	$10.0	$6.7	n/a	$(63.0)

Number of funds that earned performance fees:
Year ended December 31, 2024(1)	11	2	5	9	1	3	15
Year ended December 31, 2023(1)	8	—	5	8	1	n/a	15
Year ended December 31, 2022(1)	8	2	8	11	1	n/a	15

AUM generating performance fees (in billions):
AUM at December 31, 2024, generating FY24 performance fees	$12.4	$1.2	$2.9	$6.9	$0.9	$0.1	$66.1
AUM at December 31, 2023, generating FY23 performance fees	$4.9	$—	$1.2	$5.8	$1.0	n/a	$56.7
AUM at December 31, 2022, generating FY22 performance fees	$5.1	$1.5	$2.3	$9.3	$0.8	n/a	$45.1

Number of funds eligible to earn performance fees:
As of December 31, 2024	18	2	6	18	2	4	15
As of December 31, 2023	18	2	4	19	3	n/a	15
As of December 31, 2022	19	2	10	15	4	n/a	15

AUM subject to performance fees (in billions):
AUM at December 31, 2024, subject to FY24 performance fees	$13.9	$1.2	$2.9	$23.9	$1.7	$0.3	$66.1
AUM at December 31, 2023, subject to FY23 performance fees	$11.0	$1.2	$1.6	$22.1	$1.9	n/a	$56.7
AUM at December 31, 2022, subject to FY22 performance fees	$10.7	$1.5	$2.6	$12.7	$2.1	n/a	$45.1

Uncrystallized performance fees (in billions):
AUM at December 31, 2024, with an uncrystallized performance fee at December 31, 2024, vesting in 2025(2)	$0.5	$1.5	$—	n/a	$0.4	$0.8	n/a
AUM at December 31, 2023, with an uncrystallized performance fee at December 31, 2023, vesting in 2024(2)	$2.8	$1.1	$—	n/a	$—	n/a	n/a
AUM at December 31, 2022, with an uncrystallized performance fee at December 31, 2022, vesting in 2023(2)	$0.1	$—	$—	n/a	$0.8	n/a	n/a

Performance fee participation rate percentage(3)	10% - 20%	15% - 20%	10% - 20%	5% - 28%	15%	15% - 25%	+/− 0.15%

Performance fee frequency	Annually	Annually	Annually and quarterly	Annually and quarterly	Annually	Various	Monthly

Performance fee methodology(4)	Relative plus HWM	Relative/absolute plus HWM	Absolute plus HWM	Bespoke	Relative plus HWM	Relative plus HWM	Relative

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

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees increased by $27.4 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, and decreased by $10.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to movements in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased by $21.1 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an improvement in average AUM.

Other revenue decreased by $7.6 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decline in average AUM.

Operating Expenses

	Year ended December 31,			2024 vs.	2023 vs.
	2024	2023	2022	2023	2022
Operating expenses (in millions):
Employee compensation and benefits	$716.1	$593.3	$611.5	21%	(3)%
Long-term incentive plans	166.6	167.4	180.7	(0)%	(7)%
Distribution expenses	520.9	455.9	498.3	14%	(9)%
Investment administration	58.2	47.4	49.4	23%	(4)%
Marketing	40.4	36.6	27.1	10%	35%
General, administrative and occupancy	300.8	294.6	279.3	2%	5%
Impairment of intangible assets	—	—	35.8	n/m*	(100)%
Depreciation and amortization	24.5	22.9	31.7	7%	(28)%
Total operating expenses	$1,827.5	$1,618.1	$1,713.8	13%	(6)%

* n/m - Not meaningful.

Employee compensation and benefits

Employee compensation and benefits increased $122.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by an increase of $95.0 million in variable compensation, mainly due to higher profitability, an $11.8 million increase in fixed compensation costs due to higher average headcount, $9.6 million of base-pay increases and unfavorable foreign currency translation of $6.1 million.

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

Long-term incentive plans

Long-term incentive plan expenses decreased $0.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease of $8.3 million for the roll-off of vested awards and the forfeiture of awards related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees. This decrease was partially offset by an increase of $6.4 million driven by market appreciation of mutual fund share awards and certain long-term incentive awards.

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

2025 Compensation expenses

For the year ending December 31, 2025, we anticipate an adjusted compensation to revenue ratio in the range of 43% to 44%.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $65.0 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an improvement in average AUM subject to distribution charges.

Distribution expenses decreased by $42.4 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by a decline in average AUM subject to distribution charges.

Marketing

Marketing expenses increased by $3.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, and increased by $9.5 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. Year-over-year fluctuations in marketing expenses were primarily driven by changes in the level of advertising campaigns and sponsored events.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, increased by $10.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to contractual changes with a third-party vendor.

Investment administration expenses decreased by $2.0 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. There were no significant movements contributing to the year over year variance.

General, administrative and occupancy

General, administrative and occupancy expenses increased $6.2 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $8.2 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project, which was completed in the second quarter of 2023, a $7.7 million increase in legal and professional fees primarily due to consultancy fees related to certain acquisition and other project costs, and a $4.2 million increase in hardware and software licensing costs. These increases were partially offset by a $9.3 million charge related to a separately managed account trade error recognized during 2023 and a subsequent insurance reimbursement of $4.7 million recognized during 2024.

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

Impairment of intangible assets

Intangible asset impairment charges decreased by $35.8 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is due to no impairment charges being recognized during 2023, compared to a $35.8 million impairment of certain mutual fund investment management agreements, client relationships and trademarks recognized during the year ended December 31, 2022. There were no intangible asset impairment charges recognized during the year ended December 31, 2024.

Depreciation and amortization

Depreciation and amortization expenses increased $1.6 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. There were no significant movements contributing to the year over year variance.

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

2025 Non-compensation operating expenses

For the year ending December 31, 2025, we anticipate adjusted non-compensation expense growth in the mid- to high-single digits. The anticipated growth in our non-compensation expense is due to planned investments supporting our strategic initiatives and operational efficiencies, as well as anticipated inflation and the full-year impact of the consolidation of VPC, NBK and Tabula.

Non-Operating Income and Expenses

	Year ended December 31,			2024 vs.	2023 vs.
	2024	2023	2022	2023	2022
Non-operating income and expenses (in millions):
Interest expense	$(18.0)	$(12.7)	$(12.6)	(42)%	(1)%
Investment gains (losses), net	70.8	43.4	(113.3)	63%	n/m*
Other non-operating income (expense), net	(86.6)	12.6	11.5	n/m*	10%
Income tax provision	(166.3)	(100.3)	(100.9)	(66)%	1%

* n/m - Not meaningful.

Interest expense

Interest expense increased by $5.3 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the issuance of the 5.450% Senior Notes due 2034 (“2034 Senior Notes”) in the fourth quarter 2024. Proceeds from the 2034 Senior Notes were used to redeem the 4.875% Senior Notes due 2025 (“2025 Senior Notes”).

Investment gains (losses), net

The components of investment gains (losses), net for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year ended December 31,
	2024	2023	2022
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$36.4	$20.3	$(15.2)
Third-party ownership interests in seeded investment products	37.5	34.7	(97.9)
Equity method investments	(5.6)	(13.5)	2.9
Other	2.5	1.9	(3.1)
Investment gains (losses), net	$70.8	$43.4	$(113.3)

Investment gains (losses), net moved favorably by $27.4 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, and favorably by $156.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. Movements in investment gains (losses), net are primarily due to consolidation and deconsolidation of third-party ownership interests in seeded investment products and market adjustments in relation to our seeded investment products. In addition, a $12.5 million charge due to a correction of an error of previously recognized earnings associated with an equity method investment impacted investment gains (losses), net for the year ended December 31, 2023.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income (expense), net

Other non-operating income (expense), net declined $99.2 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a year over year change of $133.4 million in the reclassification of accumulated foreign currency translation adjustments to net income related to liquidated JHG entities. This decrease was partially offset by a $13.4 million provision for a credit loss and an $11.9 million contingent consideration fair value adjustment, both recognized during 2023, and an $8.8 million increase in interest income primarily driven by higher interest rates on cash balances.

For the year ending December 31, 2025, we expect significant foreign currency translation adjustments to be reclassified from accumulated other comprehensive loss on the Consolidated Balance Sheets to other non-operating income (expense), net on the Consolidated Statements of Comprehensive Income due to the anticipated liquidation of certain non-operating JHG entities. The timing of the reclassifications is uncertain and dependent on the progression of the liquidation process. Our current estimate is $53 million, net, which would unfavorably impact other non-operating income (expense), net on the Consolidated Statements of Comprehensive Income. However, the reclassifications could be significantly lower or higher than this amount due to the progression of the liquidation process and, to a lesser extent, changes in foreign currency rates. The reclassification activity is not part of our ongoing operations and will not be included in our adjusted results.

Other non-operating income (expense), net improved $1.1 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $33.8 million increase in interest income primarily driven by higher interest rates on cash balances and a loss of $9.1 million related to the sale of Intech, which was recognized in the first quarter 2022. These increases were partially offset by unfavorable foreign currency revaluation of $15.2 million, a $13.4 million provision for a credit loss, an $11.9 million contingent consideration fair value adjustment and a $4.7 million reclassification of accumulated foreign currency translation adjustments to net income related to liquidated JHG entities.

Income tax provision

Our effective tax rates for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year ended December 31,
	2024	2023	2022
Effective tax rate	27.2%	19.0%	26.9%

The effective tax rate for the year ended December 31, 2024, compared to the same period in 2023, was impacted by the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities that are treated as non-deductible for tax purposes. The effective tax rate for the year ended December 31, 2023, was also impacted by a reduction in the state income tax rate. As a result of the reduction in the state income tax rate, the U.S. deferred tax assets and liabilities were revalued from 23.9% to 23.5% creating a non-cash deferred tax benefit of $8.8 million.

The effective tax rate for the year ended December 31, 2023, compared to the same period in 2022, was impacted by the disallowed noncontrolling interests from certain seeded investment products and a reduction in the state income tax rate, as discussed above.

For the year ending December 31, 2025, we expect our tax rate on adjusted net income attributable to JHG to be in the range of 23% to 25%.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (Pillar 2). Some aspects of Pillar 2 took effect on January 1, 2024, and others became effective as of January 1, 2025. On June 20, 2023, Finance (No. 2) Act 2023 was enacted in the UK, introducing a global minimum effective tax rate of 15%. This legislation includes a domestic top-up tax and a multinational top-up tax, effective for accounting periods starting on or after December 31, 2023. While it is uncertain whether the U.S. will adopt Pillar 2, several countries where we operate have enacted or are introducing similar legislation. As of December 31, 2024, the impact of Pillar 2 on our effective tax rate, results of operations, financial position, and cash flows was not significant to the financial statements.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the years ended December 31, 2024, 2023 and 2022 (in millions, except per share and operating margin data):

	Year ended December 31,
	2024	2023	2022
Reconciliation of revenue to adjusted revenue:
Revenue	$2,473.2	$2,101.8	$2,203.6
Management fees	(198.9)	(164.8)	(193.2)
Shareowner servicing fees	(194.4)	(172.4)	(185.2)
Other revenue	(139.1)	(118.7)	(119.9)
Adjusted revenue(1)	1,940.8	$1,645.9	$1,705.3
Reconciliation of operating expenses to adjusted operating expenses:
Operating expenses	$1,827.5	$1,618.1	$1,713.8
Employee compensation and benefits(2)	(20.0)	(5.8)	(16.8)
Long-term incentive plans(2)	(8.1)	(1.2)	(21.1)
Distribution expenses(1)	(520.9)	(455.9)	(498.3)
General, administrative and occupancy(2)	(2.7)	(16.3)	(9.5)
Impairment of intangible assets(3)	—	—	(35.8)
Depreciation and amortization(3)	(3.1)	(1.7)	(3.7)
Adjusted operating expenses	$1,272.7	$1,137.2	$1,128.6
Adjusted operating income	$668.1	$508.7	$576.7
Operating margin(4)	26.1%	23.0%	22.2%
Adjusted operating margin(5)	34.4%	30.9%	33.8%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG:
Net income attributable to JHG	$408.9	$392.0	$372.4
Employee compensation and benefits(2)	8.5	5.8	16.8
Long-term incentive plans(2)	8.1	1.2	21.1
General, administrative and occupancy(2)	2.7	16.3	9.5
Impairment of intangible assets(3)	—	—	35.8
Depreciation and amortization(3)	3.1	1.7	3.7
Interest expense(6)	0.3	—	—
Investment gains (losses), net(6)	0.8	12.5	0.4
Other non-operating income (expense), net(6)	136.9	28.6	0.3
Income tax provision(7)	(4.4)	(22.9)	(26.2)
Net loss (income) attributable to noncontrolling interests(8)	(1.2)	—	—
Adjusted net income attributable to JHG	563.7	435.2	433.8
Less: allocation of earnings to participating stock-based awards	(13.6)	(12.4)	(13.1)
Adjusted net income attributable to JHG common shareholders	$550.1	$422.8	$420.7
Weighted-average common shares outstanding — diluted	$155.8	$160.5	$162.0
Diluted earnings per share(9)	$2.56	$2.37	$2.23
Adjusted diluted earnings per share(10)	$3.53	$2.63	$2.60

(1)

We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and service fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fees. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue. In addition to the adjustments related to distribution and servicing activities, other revenue for the year ended December 31, 2024, includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(2)

Adjustments for the year ended December 31, 2024, include acquisition related expenses, the acceleration of long-term incentive plan expense and redundancy expense related to the departure of certain employees, and a $4.7 million insurance reimbursement related to a separately managed account trade error that occurred in 2023. Adjustments for the year ended December 31, 2023 and 2022, include rent expense, rent income, other rent-related adjustments associated with subleased office space and the acceleration of long-term incentive plan expense and redundancy expense related to the departure of certain employees. Adjustments for the year ended December 31, 2023, also includes a $9.3 million charge related to a separately managed account trade error. JHG management believes these costs do not represent our ongoing operations. Additionally, within the reconciliation of operating expenses to adjusted operating expenses for the year ended December 31, 2024, employee compensation and benefits include an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(3)

Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. For segregated mandate contracts, the intangible asset is amortized on a straight-line basis over the expected life of the contracts. Adjustments for the year ended December 31, 2022, also includes impairment charges of certain mutual fund investment management contracts, client relationships and trademarks. JHG management believes these non-cash acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)

Adjustments for the year ended December 31, 2024, include the reclassification of accumulated foreign currency translation adjustments to net income related to JHG liquidated entities. Adjustments for the year ended December 31, 2023, include a provision for a credit loss and a contingent consideration fair value adjustment related to the 2022 sale of Intech, a correction due to an error of previously recognized earnings associated with an equity method investment and the reclassification of accumulated foreign currency translation adjustments to net income related to JHG liquidated entities. JHG management believes these expenses do not represent our ongoing operations.

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

(8)

Adjustments for the year ended December 31, 2024, include the noncontrolling interest on amortization of acquisition related intangible assets. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Cash and cash equivalents held by the Company	$1,190.9	$1,145.9
Investments held by the Company	$474.1	$399.2
Fees and other receivables	$356.6	$294.0
Long-term debt	$395.0	$304.6

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

Investments held by us represent seeded investment products (exclusive of noncontrolling interests), investments related to deferred compensation plans and other less significant investments classified as current assets in our Consolidated Balance Sheets.

We believe that existing cash and cash from operations should be sufficient to satisfy our short-term capital requirements. Expected short-term uses of cash include ordinary operating expenditures, seed capital investments, interest expense, dividend payments, income tax payments and common stock repurchases. We may also use available cash for other general corporate purposes and acquisitions.

Cash Flows

A summary of cash flow data for the years ended December 31, 2024, 2023 and 2022, was as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Cash flows provided by (used for):
Operating activities	$694.6	$441.6	$473.3
Investing activities	(285.4)	(328.9)	58.5
Financing activities	(324.4)	(151.9)	(419.1)
Effect of exchange rate changes on cash and cash equivalents	(18.1)	30.9	(54.9)
Net change in cash and cash equivalents	66.7	(8.3)	57.8
Cash balance at beginning of period	1,168.1	1,176.4	1,118.6
Cash balance at end of period	$1,234.8	$1,168.1	$1,176.4

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2024, 2023 and 2022, was as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Sales (purchases) of investments, net	$(37.0)	$(59.7)	$44.6
Purchases of investments by consolidated seeded investment products, net	(101.4)	(224.9)	(43.9)
Purchases of property, equipment and software	(10.1)	(10.8)	(17.6)
Cash received (paid) on settled seed capital hedges, net	(10.7)	(37.5)	75.9
Acquisitions, net of cash acquired	(126.9)	—	—
Long-term note with Intech	—	3.1	(15.9)
Proceeds from sale of subsidiaries	—	—	14.9
Other	0.7	0.9	0.5
Cash provided by (used for) investing activities	$(285.4)	$(328.9)	$58.5

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

The transactions discussed above represent a majority of the activity within investing activities on our Consolidated Statements of Cash Flows. Additionally, for the year ended December 31, 2024, cash used for investing activities was also driven by acquisitions. Refer to Note 3 — Acquisitions and Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our acquisitions.

Financing Activities

Cash used for financing activities for the years ended December 31, 2024, 2023 and 2022, was as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Dividends paid to shareholders	$(250.1)	$(258.7)	$(259.4)
Third-party capital invested into consolidated seeded investment products, net	123.1	227.2	51.1
Purchase of common stock for stock-based compensation plans	(79.8)	(57.4)	(113.8)
Purchase of common stock for the share buyback program	(208.2)	(61.9)	(98.9)
Issuance of long-term debt	394.9	—	—
Repayment of current portion of long-term debt	(304.0)	—	—
Other	(0.3)	(1.1)	1.9
Cash used for financing activities	$(324.4)	$(151.9)	$(419.1)

The majority of cash flows within financing activities are driven by the payment of dividends to shareholders, the purchases of common stock as part of the Corporate Buyback Program and for stock-based compensation plans, and third-party capital invested into consolidated seeded investment products. For the year ended December 31, 2024, cash flows within financing activities were also driven by the repayment of the 2025 Senior Notes and the issuance of the 2034 Senior Notes.

Third-party capital invested into consolidated seeded investment products, net represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.

Other Sources of Liquidity

On June 30, 2023, we entered into a $200 million unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2029.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant related to our long-term credit rating and financing leverage. If our long-term credit rating falls below a predefined threshold, our financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants, and there were no outstanding borrowings under the Credit Facility. Refer to Note 11 — Debt, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on the Credit Facility.

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, CFTC, FCA and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £159.2 million ($199.4 million), resulting in £275.8 million ($345.4 million) of capital above the requirement as of December 31, 2024, based upon internal calculations and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Contractual Obligations

Contractual obligations and associated maturities relate to debt, interest payments and finance and operating leases. As of December 31, 2024, our contractual obligations related to debt and interest payments totaled $611.3 million, with $21.8 million of interest payable within 12 months. As of December 31, 2024, we had operating and finance lease payment obligations of $106.3 million, with $18.0 million payable within 12 months.

Short-Term Liquidity Considerations

Common Stock Purchases — Corporate Buyback Program

On October 31, 2023, our Board of Directors approved the 2023 Corporate Buyback Program pursuant to which we were authorized to repurchase up to $150.0 million of our common stock on the NYSE at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. During 2024, we repurchased 2,876,189 shares of common stock for $88.2 million under the 2023 Corporate Buyback Program.

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program pursuant to which we are authorized to repurchase up to $150.0 million of our common stock, and on October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of December 31, 2024, cumulative shares repurchased under the 2024 Corporate Buyback Program were 3,159,199 shares for $120.0 million.

Common Stock Purchases — Share Plan Purchases

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

On October 31, 2023, our Board of Directors approved the repurchase of up to 4 million additional shares of common stock for the purpose of making grants to executives and employees at any time prior to the date of our 2024 Annual General Meeting of Shareholders, which was held on May 1, 2024. During 2024, we repurchased 2,268,376 shares of common stock for $70.0 million.

On May 1, 2024, our Board of Directors also approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of December 31, 2024, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2024, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	January 31, 2024	$63.2	February 28, 2024
$0.39	May 1, 2024	$62.6	May 29, 2024
$0.39	July 31, 2024	$62.3	August 28, 2024
$0.39	October 30, 2024	$62.0	November 27, 2024

On January 30, 2025, our Board of Directors declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 27, 2025, to shareholders of record at the close of business on February 11, 2025.

Long-Term Liquidity Considerations

Expected long-term commitments as of December 31, 2024, include principal and interest payments related to our 2034 Senior Notes, operating and finance lease payments, and acquisition related contingent consideration. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

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

Accounting for Goodwill and Intangible Assets

The recognition and measurement of goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. The initial estimated fair value of indefinite lived and definite lived intangible assets is based on the present value of estimated future cash flows attributable to the agreements and contracts. Significant assumptions used to determine estimated fair value include AUM, investment management fee rates, discount rates, and expenses. The estimated fair value of trade names is determined using the relief from royalty on the present value of estimated future cash flows. Significant assumptions used to determine fair value align with the aforementioned assumptions for indefinite lived and definite lived intangible assets, however, assumptions also include the royalty rate to determine the estimated fair value of trade names. We believe the assumptions used to determine the estimated fair value are reasonable, however, they are inherently uncertain and unpredictable and thus they may differ from actual results.

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

Definite-lived intangible assets represent certain other investment management contracts and trademarks, which are amortized over their estimated lives using the straight-line method.

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

We performed our annual assessment as of October 1, 2024. We initially assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. As part of our qualitative test, along with considering macroeconomic conditions and the unadjusted book value per share, we performed a quantitative calculation to estimate the enterprise value of the reporting unit, comparing it to our equity balance (carrying value). The results of the goodwill assessment revealed it is more likely than not that the estimated fair value of the reporting unit was greater than the carrying value as of October 1, 2024. The most significant inputs into the enterprise value assessment are our stock price and an assumed control premium.

We also assessed the indefinite-lived intangible assets for impairment as of October 1. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, there were no indicators of impairment.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances during the year ended December 31, 2024.

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

The net periodic benefit costs and period-end obligations under defined benefit pension plans are determined using actuarial valuations. The actuarial valuation involves making a number of assumptions, including those related to the discount rate, the expected rate of return on assets, future salary increases, mortality rates and future pension increases. Due to the long-term nature of these plans, such estimates are subject to significant uncertainty.

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Hypothetical decrease
in funded status at
December 31, 2024
Discount rate: -0.1%	$5.0
Inflation: +0.1%	$1.1
Life expectancy: +1 year at age 65	$15.0
Market value of return seeking portfolio falls 25%	$0.3

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

In the assessment of uncertain tax positions, significant management judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable tax outcomes and the potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences on settlement of our uncertain tax positions may be materially different than management’s current estimates. As of December 31, 2024, unrecognized tax benefits were $28.9 million.

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

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the Management Fees section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Certain U.S. mutual funds contracts allow for negative performance fees where there is underperformance against the relevant index. In many cases, performance fees are subject to a HWM. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year-over-year. We recognized performance fees of $70.4 million, $5.1 million, and $(10.7) million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, our AUM subject to performance fees totaled $110.0 billion and $94.5 billion, respectively.

Investments

At December 31, 2024, we were exposed to market price risk as a result of investments in our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our current investments subject to market price fluctuations as of December 31, 2024 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Current investments:
Seeded investment products (including VIEs)	$803.6	$884.0	$723.2
Investments related to deferred compensation plans	29.8	32.8	26.8
Other investments	5.8	6.4	5.2
Total current investments	$839.2	$923.1	$755.3

Certain investments include debt securities that contribute to the achievement of defined investment objectives. Debt securities are exposed to interest rate risk and credit risk. Movement in interest rates and credit risk would be reflected in the value of the securities; refer to the quantitative analysis above.

Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using index and commodity futures (“futures”), contracts for difference, credit default swaps and total return swaps. Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts.

We were party to the following derivative instruments as of December 31, 2024 and 2023 (in millions):

	Notional value
	December 31, 2024	December 31, 2023
Futures and contracts for difference	$789.0	$1,018.0
Credit default swaps	$148.5	$199.7
Total return swaps	$69.7	$51.8
Foreign currency forward contracts	$328.2	$176.2

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

The notional value of the foreign currency forward contracts and swaps was $38.4 million and $65.3 million at December 31, 2024 and 2023, respectively. Changes in fair value of the derivatives are recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP (PCAOB ID 238)	39
Management’s Report on Internal Control Over Financial Reporting	41
Consolidated Balance Sheets as of December 31, 2024 and 2023	42
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	44
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022	45
Notes to the Consolidated Financial Statements	46
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of Victory Park Capital Advisors, LLC (VPC) - Valuation of Certain Investment Management Contracts

As described in Notes 3 and 10 to the consolidated financial statements, on October 1, 2024, the Company completed the acquisition of VPC. The purchase price for the VPC acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The fair value of the net intangible assets acquired in the VPC acquisition was $54.0 million, of which a significant portion relates to certain investment management contracts. Management measured the fair value of intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used by management to determine estimated fair value include assets under management (AUM), investment management fee rates, discount rates, and expenses.

The principal considerations for our determination that performing procedures relating to the valuation of certain investment management contracts acquired in the acquisition of VPC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain investment management contracts acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to AUM, the investment management fee rate, the discount rate, and expenses; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain investment management contracts acquired in the VPC acquisition. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of certain investment management contracts acquired; (iii) evaluating the appropriateness of the present value method; (iv) testing the completeness and accuracy of the underlying data used in present value method; and (v) evaluating the reasonableness of the significant assumptions used by management related to AUM, the investment management fee rate, the discount rate, and expenses. Evaluating management’s assumptions related to related to AUM, the investment management fee rate, and expenses involved considering (i) industry knowledge and data; (ii) current and past performance on the certain investment management contracts; and (iii) whether the assumptions were consistent with evidence obtained in the other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the present value method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2025

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

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2024, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2024, as stated in Item 8 of this Annual Report on Form 10-K.

February 27, 2025

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,217.2	$1,152.4
Investments	337.1	334.2
Fees and other receivables	356.6	294.0
OEIC and unit trust receivables	68.7	94.6
Assets of consolidated VIEs:
Cash and cash equivalents	17.6	15.7
Investments	502.1	382.4
Other current assets	5.7	7.8
Other current assets	134.5	174.5
Total current assets	2,639.5	2,455.6
Non-current assets:
Property, equipment and software, net	39.4	44.2
Intangible assets, net	2,473.3	2,431.3
Goodwill	1,550.4	1,290.3
Retirement benefit asset, net	70.3	87.6
Other non-current assets	190.2	187.6
Total assets	$6,963.1	$6,496.6

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$266.1	$231.4
Current portion of accrued compensation, benefits and staff costs	388.6	297.9
OEIC and unit trust payables	75.6	98.5
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	4.7	3.2
Total current liabilities	735.0	631.0

Non-current liabilities:
Accrued compensation, benefits and staff costs	38.8	45.0
Long-term debt	395.0	304.6
Deferred tax liabilities, net	569.3	570.8
Other non-current liabilities	141.9	89.7
Total liabilities	1,880.0	1,641.1

Commitments and contingencies (See Note 19)

REDEEMABLE NONCONTROLLING INTERESTS	365.0	317.2

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 158,126,855 and 163,338,035 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	237.2	245.0
Additional paid-in-capital	3,745.3	3,722.3
Treasury shares, 36,171 and 41,444 shares held at December 31, 2024, and December 31, 2023, respectively	(0.9)	(1.1)
Accumulated other comprehensive loss, net of tax	(485.2)	(563.6)
Retained earnings	1,095.1	1,135.5
Total shareholders’ equity	4,591.5	4,538.1
Nonredeemable noncontrolling interests	126.6	0.2
Total equity	4,718.1	4,538.3
Total liabilities, redeemable noncontrolling interests and equity	$6,963.1	$6,496.6

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Data)

	Year ended December 31,
	2024	2023	2022
Revenue:
Management fees	$1,957.7	$1,700.1	$1,799.4
Performance fees	70.4	5.1	(10.7)
Shareowner servicing fees	240.7	213.3	224.0
Other revenue	204.4	183.3	190.9
Total revenue	2,473.2	2,101.8	2,203.6
Operating expenses:
Employee compensation and benefits	716.1	593.3	611.5
Long-term incentive plans	166.6	167.4	180.7
Distribution expenses	520.9	455.9	498.3
Investment administration	58.2	47.4	49.4
Marketing	40.4	36.6	27.1
General, administrative and occupancy	300.8	294.6	279.3
Impairment of intangible assets	—	—	35.8
Depreciation and amortization	24.5	22.9	31.7
Total operating expenses	1,827.5	1,618.1	1,713.8
Operating income	645.7	483.7	489.8
Interest expense	(18.0)	(12.7)	(12.6)
Investment gains (losses), net	70.8	43.4	(113.3)
Other non-operating income (expense), net	(86.6)	12.6	11.5
Income before taxes	611.9	527.0	375.4
Income tax provision	(166.3)	(100.3)	(100.9)
Net income	445.6	426.7	274.5
Net loss (income) attributable to noncontrolling interests	(36.7)	(34.7)	97.9
Net income attributable to JHG	$408.9	$392.0	$372.4

Earnings per share attributable to JHG common shareholders:
Basic	$2.57	$2.37	$2.23
Diluted	$2.56	$2.37	$2.23
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(52.6)	$96.8	$(221.0)
Reclassification of foreign currency translation to net income	138.1	4.7	(4.1)
Actuarial losses	(12.6)	(14.3)	(37.6)
Other comprehensive income (loss), net of tax	72.9	87.2	(262.7)
Other comprehensive loss (income) attributable to noncontrolling interests	5.5	(3.1)	2.0
Other comprehensive income (loss) attributable to JHG	$78.4	$84.1	$(260.7)
Total comprehensive income	$518.5	$513.9	$11.8
Total comprehensive loss (income) attributable to noncontrolling interests	(31.2)	(37.8)	99.9
Total comprehensive income attributable to JHG	$487.3	$476.1	$111.7

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2024	2023	2022
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$445.6	$426.7	$274.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	22.9	31.7
Impairment of intangible assets	—	—	35.8
Deferred income taxes	2.4	(6.1)	(14.3)
Stock-based compensation plan expense	71.7	77.4	90.6
Reclassification of foreign currency translation to net income	138.1	4.7	(4.1)
Loss on sale of Intech	—	—	9.1
Provision for credit losses and contingent consideration adjustments	—	23.7	—
Investment losses (gains), net	(70.8)	(43.4)	113.3
Other, net	(11.1)	(9.1)	(8.2)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	3.0	(3.2)	(0.7)
Other assets	(12.2)	(25.2)	41.6
Other accruals and liabilities	103.4	(26.8)	(96.0)
Net operating activities	694.6	441.6	473.3
Investing activities:
Sales (purchases) of:
Investments, net	(37.0)	(59.7)	44.6
Property, equipment and software	(10.1)	(10.8)	(17.6)
Investments by consolidated seeded investment products, net	(101.4)	(224.9)	(43.9)
Cash received (paid) on settled seed capital hedges, net	(10.7)	(37.5)	75.9
Acquisitions, net of cash acquired	(126.9)	—	—
Long-term note with Intech	—	3.1	(15.9)
Proceeds from sale of subsidiaries	—	—	14.9
Other	0.7	0.9	0.5
Net investing activities	(285.4)	(328.9)	58.5
Financing activities:
Purchase of common stock for stock-based compensation plans	(79.8)	(57.4)	(113.8)
Purchase of common stock for the share buyback program	(208.2)	(61.9)	(98.9)
Dividends paid to shareholders	(250.1)	(258.7)	(259.4)
Issuance of long-term debt	394.9	—	—
Repayment of current portion of long-term debt	(304.0)	—	—
Third-party capital invested into consolidated seeded investment products, net	123.1	227.2	51.1
Other, net	(0.3)	(1.1)	1.9
Net financing activities	(324.4)	(151.9)	(419.1)
Cash and cash equivalents:
Effect of foreign exchange rate changes	(18.1)	30.9	(54.9)
Net change	66.7	(8.3)	57.8
At beginning of period	1,168.1	1,176.4	1,118.6
At end of period	$1,234.8	$1,168.1	$1,176.4
Supplemental cash flow information:
Cash paid for interest	$18.5	$14.6	$14.6
Cash paid for income taxes, net of refunds	$133.3	$104.3	$140.7
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,217.2	$1,152.4	$1,162.3
Cash and cash equivalents held in consolidated VIEs	17.6	15.7	14.1
Total cash and cash equivalents	$1,234.8	$1,168.1	$1,176.4

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2022	169.0	$253.6	$3,771.8	$(55.1)	$(387.0)	$1,040.2	$15.4	$4,638.9
Net income	—	—	—	—	—	372.4	—	372.4
Other comprehensive loss	—	—	—	—	(256.6)	—	—	(256.6)
Reclassification of foreign currency translation to net income	—	—	—	—	(4.1)	—	—	(4.1)
Dividends paid to shareholders ($1.55 per share)	—	—	0.1	—	—	(259.5)	—	(259.4)
Purchase of common stock for the share buyback program	(3.3)	(5.1)	—	—	—	(93.8)	—	(98.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Sale of Intech	—	—	—	—	—	—	(11.6)	(11.6)
Fair value adjustments to redeemable noncontrolling interests	—	—	—	—	—	1.4	—	1.4
Purchase of common stock for stock-based compensation plans	—	—	(105.0)	(8.8)	—	—	—	(113.8)
Vesting of stock-based compensation plans	—	—	(55.2)	55.6	—	—	—	0.4
Stock-based compensation plan expense	—	—	90.6	—	—	—	—	90.6
Proceeds from stock-based compensation plans	—	—	4.3	—	—	—	—	4.3
Balance at December 31, 2022	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	392.0	—	392.0
Other comprehensive income	—	—	—	—	79.4	—	—	79.4
Reclassification of foreign currency translation to net income	—	—	—	—	4.7	—	—	4.7
Dividends paid to shareholders ($1.56 per share)	—	—	0.1	—	—	(258.8)	—	(258.7)
Purchase of common stock for the share buyback program	(2.4)	(3.5)	—	—	—	(58.4)	—	(61.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Purchase of common stock for stock-based compensation plans	—	—	(56.4)	(1.0)	—	—	—	(57.4)
Vesting of stock-based compensation plans	—	—	(8.4)	8.2	—	—	—	(0.2)
Stock-based compensation plan expense	—	—	77.4	—	—	—	—	77.4
Proceeds from stock-based compensation plans	—	—	3.0	—	—	—	—	3.0
Balance at December 31, 2023	163.3	$245.0	$3,722.3	$(1.1)	$(563.6)	$1,135.5	$0.2	$4,538.3
Net income (loss)	—	—	—	—	—	408.9	(0.9)	408.0
Other comprehensive loss	—	—	—	—	(59.7)	—	—	(59.7)
Reclassification of foreign currency translation to net income	—	—	—	—	138.1	—	—	138.1
Dividends paid to shareholders ($1.56 per share)	—	—	—	—	—	(250.1)	—	(250.1)
Purchase of common stock for the share buyback program	(6.0)	(9.0)	—	—	—	(199.2)	—	(208.2)
Acquisition of VPC	0.8	1.2	29.9	—	—	—	127.3	158.4
Purchase of common stock for stock-based compensation plans	—	—	(78.6)	(1.2)	—	—	—	(79.8)
Vesting of stock-based compensation plans	—	—	(1.4)	1.4	—	—	—	0.0
Stock-based compensation plan expense	—	—	71.7	—	—	—	—	71.7
Proceeds from stock-based compensation plans	—	—	1.4	—	—	—	—	1.4
Balance at December 31, 2024	158.1	$237.2	$3,745.3	$(0.9)	$(485.2)	$1,095.1	$126.6	$4,718.1

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared according to U.S. GAAP and include all majority-owned subsidiaries and consolidated seeded investment products. Intercompany accounts and transactions have been eliminated in consolidation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the issuance date. Certain prior year amounts have been reclassified to conform to current year presentation with no effect on our consolidated net income or cash flows.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to require disclosure of certain significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements.

Recently issued accounting pronouncements not yet adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to expand disclosure requirements about specific expense categories within the notes to the financial statements. ASU 2024-03 is effective for our annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. We are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

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

Consolidation of Investment Products

We perform periodic consolidation analyses of our seeded investment products to determine if the product is a VIE or a VRE. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and any de facto agent implications of our involvement with the product. Investment products that are determined to be VIEs are consolidated if we are the primary beneficiary of the products. VREs are consolidated if we hold the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by JHG or third parties, or amendments to the governing documents of our investment products), management reviews and reconsiders its previous conclusion regarding the status of a product as a VIE or a VRE. Additionally, management continually reconsiders whether we are considered a VIE’s primary beneficiary and thus would be required to consolidate such product or discontinue consolidation of the VIE if we are no longer considered the primary beneficiary.

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

Voting Rights Entities

We consolidate seeded investment products accounted for as VREs when we are considered to control such products, which generally exist if we have a greater than 50% voting equity interest.

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

An impairment loss is recognized if the carrying value of the asset exceeds the fair value of the asset. The amount of the impairment loss is equal to the excess of the carrying amount over the fair value. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. If expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. There were no impairments of property, equipment and software for the years ended December 31, 2024, 2023 and 2022.

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

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is determined by the NAV, which is considered a quoted price in an active market.

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

Investments Measured at Net Asset Values

As a practical expedient, the Company uses the NAV as the fair value for certain investments. Investments in fund products for which fair value is estimated using the NAV as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy.

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

Earnings Per Share

Basic earnings per share attributable to our shareholders is calculated by dividing net income (adjusted for the allocation of earnings to participating restricted stock awards) by the weighted-average number of shares outstanding. We calculate earnings per share using the two-class method. We have certain participating restricted stock awards that are paid non-forfeitable dividends. Under the two-class method, net income attributable to JHG is adjusted for the allocation of earnings to participating restricted stock awards.

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

Indefinite-lived intangible assets comprise investment management agreements where the agreements are with investment companies themselves and not with underlying investors. Such contracts are typically renewed indefinitely and, therefore, we consider the contract life to be indefinite and, as a result, the contracts are not amortized. Definite-lived intangible assets comprise certain other investment management contracts, client relationships and trademarks. Definite-lived client relationships are amortized on a straight-line basis over their remaining useful lives.

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

Foreign Currency

Transactions in foreign currencies are recorded at the appropriate exchange rate prevailing at the date of the transaction. Foreign currency monetary balances at the reporting date are converted at the prevailing exchange rate. Foreign currency non-monetary balances carried at fair value or cost are translated at the rates prevailing at the date when the fair value or cost is determined. Gains and losses arising on remeasurement are recognized as a component of net income.

On consolidation, the assets and liabilities of our operations for which the functional currency is not USD are translated at exchange rates prevailing at the reporting date. Income and expense items are recognized at the appropriate exchange rate prevailing at the date of the transaction. Foreign currency translation differences arising, if any, are recorded to accumulated other comprehensive income. In the period in which an operation is liquidated, translation differences previously recognized within accumulated other comprehensive income are recognized as a component of net income.

Post-Employment Retirement Benefits

We provide employees with retirement benefits through a defined contribution plan. Additionally, we provide a defined benefit contribution to certain employees; however, the defined benefit contribution plan is closed to new members. The assets of these plans are held separately from our general assets in trustee-administered funds.

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

Net periodic benefit cost is recorded as a component of net income within the Consolidated Statements of Comprehensive Income and includes service cost, interest cost, expected return on plan assets and any actuarial gains and losses previously recognized as a component of other comprehensive income that have been amortized in the period. Net periodic benefit costs, with the exception of service costs, are recognized within other non-operating income (expense), net on the Consolidated Statements of Comprehensive Income; service costs are recognized within employee compensation and benefits.

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

Note 3 — Acquisitions and Dispositions

Victory Park Capital Advisors, LLC

On October 1, 2024, JHG completed the acquisition of VPC, a global private credit manager. VPC expands our capabilities into the private markets for our clients.

JHG acquired 55% of the voting equity interests for $114.0 million, using existing cash resources, and 824,208 shares of JHG common stock which had a closing market price of $37.74 on October 1, 2024. In addition, subject to achieving certain revenue targets, JHG will deliver earnout consideration to be payable in 2027. As of October 1, 2024 the fair value of the contingent consideration related to the acquisition of VPC was $25.5 million. The maximum total contingent consideration per the agreement is $111.4 million.

The purchase price for the VPC acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated growth opportunities and synergies from the transaction. The amount of goodwill expected to be deductible for tax purposes is approximately $130 million. A summary of the fair values of the assets acquired and liabilities assumed in this acquisition is as follows:

Fair Value
Fees and other receivables	$20.8
Other current assets	0.8
Property, equipment and software, net	2.8
Intangible assets, net(1)	54.0
Goodwill	251.3
Other non-current assets	3.6
Accounts payable and other liabilities	(26.8)
Current portion of accrued compensation	(8.5)
Other non-current liabilities	(4.3)
Noncontrolling interest(2)	(127.3)
Total consideration, net of cash acquired	$166.4

Summary of consideration, net of cash acquired:
Cash paid	$114.0
Common stock issued	31.1
Contingent consideration recorded	25.5
Cash acquired	(4.2)
Total consideration, net of cash acquired	$166.4

(1) The fair value of the intangible assets is comprised of investment management contracts with a fair value of $28.0 million, client relationships with a fair value of $20.5 million and a trademark with a fair value of $5.5 million as of the acquisition date. The fair value of the investment management contracts was determined based on the multi-period excess earnings method (a Level 3 input), has a useful life of approximately 4 years. The fair value of the client relationships was determined based on the multi-period excess earnings method (a Level 3 input) and has a useful life of approximately 4-10 years. The fair value of the trademark was determined based on the relief-from-royalty method (a Level 3 input) and has a useful life of 9 years. The useful lives are based on the individual contractual terms and the period over which the majority of cashflows would be realized. The definite lived intangibles are amortized on a straight-line basis over the useful life and have a weighted-average useful life of approximately 6 years.

(2) The fair value of the noncontrolling interest was determined based on an extrapolation of consideration method.

Further, in addition to our acquisition of VPC, we closed on our acquisition of a 55% voting equity interest in Triumph Capital Markets Holdco, LP (“TCM”), which represents VPC's broker-dealer business, on February 3, 2025. The TCM acquisition is not material to the financial statements.

Tabula Investment Management

On July 1, 2024, JHG completed the acquisition of Tabula, a leading independent ETF provider in Europe with an existing focus on fixed income and sustainable investment solutions. JHG acquired 98.8% of the voting equity interests of Tabula. Prior to the acquisition, we held a 1.2% investment in Tabula. The Tabula acquisition is not material to the financial statements.

NBK Capital Partners

On September 19, 2024, JHG completed the acquisition of NBK, the wealth management arm of the National Bank of Kuwait Group, whereby NBK’s private investments team will join JHG as the firm’s new emerging markets private capital division. JHG has acquired 100% of the voting equity interests of NBK. Following the closing of the acquisition, NBK was rebranded as Janus Henderson Emerging Markets Private Investments Limited. The acquisition is not material to the financial statements.

Management-Led Buyout of Quantitative Equities Subsidiary Intech

On February 3, 2022, we announced the strategic decision to sell our 97%-owned Quantitative Equities subsidiary, Intech, to a consortium composed of Intech management and certain Intech non-executive directors (“Management Buyout”). On March 31, 2022, the Management Buyout closed, and we recognized a $9.1 million loss on disposal of Intech. The loss is recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income. Consideration received as part of the Management Buyout included cash proceeds of $14.9 million; contingent consideration of up to $17.5 million, which is based on future Intech revenue; and an option agreement that provides JHG the option to purchase a certain equity stake in Intech at a predetermined price on or before the seventh anniversary of the Management Buyout. As of December 31, 2024, the fair value of the contingent consideration and option agreement is nil.

Note 4 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2024 and 2023, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Consolidated Balance Sheets pertaining to unconsolidated VIEs as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Unconsolidated VIEs	$53.6	$17.2

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded in our Consolidated Balance Sheets, including our net interest in these products, as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Investments	$132.5	$242.9
Cash and cash equivalents	26.3	6.5
Other current assets	2.7	21.6
Accounts payable and accrued liabilities	(0.9)	(1.1)
Total	$160.6	$269.9
Redeemable noncontrolling interests in consolidated VREs	(22.7)	(100.9)
JHG’s net interest in consolidated VREs	$137.9	$169.0

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Consolidated Balance Sheets pertaining to unconsolidated VREs as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Unconsolidated VREs	$73.5	$9.9

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 5 — Investments

Our investments as of December 31, 2024 and 2023, are summarized as follows (in millions):

	December 31,
	2024	2023
Current investments:
Seeded investment products:
Consolidated VIEs	$502.1	$382.4
Consolidated VREs	132.5	242.9
Unconsolidated VIEs and VREs	127.1	27.1
Separately managed accounts	41.9	44.1
Total seeded investment products	803.6	696.5
Investments related to deferred compensation plans	29.8	12.0
Other investments	5.8	8.1
Total current investments	$839.2	$716.6
Non-current investments:
Equity method investments	23.1	29.5
Total investments	$862.3	$746.1

Investment Gains (Losses), Net

Investment gains (losses), net in our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
	2024	2023	2022
Seeded investment products and hedges, net	$36.4	$20.3	$(15.2)
Third-party ownership interests in seeded investment products	37.5	34.7	(97.9)
Equity method investments	(5.6)	(13.5)	2.9
Other	2.5	1.9	(3.1)
Investment gains (losses), net	$70.8	$43.4	$(113.3)

Net unrealized gains (losses), excluding noncontrolling interests, on seeded investments products and associated derivative instruments still held at period end for the years ended December 31, 2024, 2023 and 2022, were $40.0 million, $2.8 million and $(21.7) million, respectively.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

Our equity method investments (other than investments in seeded investment products) include a 49% interest in Privacore Capital and a 20% interest in Long Tail Alpha.

Cash Flows

Cash flows related to our investments for the years ended December 31, 2024, 2023 and 2022, are summarized as follows (in millions):

	Year ended December 31,
	2024			2023			2022
	Purchases	Sales,		Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(127.8)	$26.4	$(101.4)	$(227.3)	$2.4	$(224.9)	$(88.4)	$44.5	$(43.9)
Investments	(211.0)	174.0	(37.0)	(180.6)	120.9	(59.7)	(143.1)	187.7	44.6

Note 6 — Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using index and commodity futures (“futures”), contracts for difference, credit default swaps and total return swaps. Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts.

We were party to the following derivative instruments as of December 31, 2024 and 2023 (in millions):

	Notional value
	December 31, 2024	December 31, 2023
Futures and contracts for difference	$789.0	$1,018.0
Credit default swaps	148.5	199.7
Total return swaps	69.7	51.8
Foreign currency forward contracts	328.2	176.2

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the years ended  December 31, 2024, 2023 and 2022, are summarized as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Futures and contracts for difference	$(10.5)	$(7.0)	$40.8
Credit default swaps	(3.0)	(6.5)	3.7
Total return swaps	(9.3)	(12.8)	21.3
Foreign currency forward contracts	6.4	8.4	(9.6)
Total gains (losses) from derivative instruments	$(16.4)	$(17.9)	$56.2

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Consolidated Balance Sheets. The derivative assets and liabilities as of December 31, 2024 and 2023, are summarized as follows (in millions):

	Fair value
	December 31, 2024	December 31, 2023
Derivative assets	$8.8	$1.8
Derivative liabilities	8.5	16.7

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

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2024 and 2023 (in millions):

	Notional value
	December 31, 2024	December 31, 2023
Futures and contracts for difference	$160.5	$1,555.1
Credit default swaps	4.3	13.2
Total return swaps	10.3	0.3
Interest rate swaps	13.9	2.2
Foreign currency forward contracts	196.6	135.3
Other	—	0.3

As of  December 31, 2024 and 2023, the derivative assets and liabilities in our Consolidated Balance Sheets were insignificant.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of December 31, 2024 and 2023, is summarized as follows (in millions):

	Notional value
	December 31, 2024	December 31, 2023
Foreign currency forward contracts and swaps	$38.4	$65.3

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Consolidated Balance Sheets. As of  December 31, 2024 and 2023, the derivative assets and liabilities in our Consolidated Balance Sheets were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2024, 2023 and 2022, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 7 — Property, Equipment and Software

The following table presents depreciation expense for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
	2024	2023	2022
Depreciation expense	$17.4	$18.4	$21.6

Property, equipment and software as of December 31, 2024 and 2023, are summarized as follows (in millions):

	Depreciation	December 31,
	period	2024	2023
Furniture, fixtures and computer equipment	3 - 5 years	$53.0	$50.1
Leasehold improvements	Over the shorter of the useful life or the lease term	53.7	47.7
Computer software	3 years	95.2	103.3
Property, equipment and software, gross		$201.9	$201.1
Accumulated depreciation		(162.5)	(156.9)
Property, equipment and software, net		$39.4	$44.2

Note 8 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during years ended  December 31, 2024 and 2023 (in millions):

				Foreign
	December 31,			currency	December 31,
	2023	Amortization	Additions	translation	2024
Indefinite-lived intangible assets:
Investment management agreements	$2,064.8	$—	$—	$(8.3)	$2,056.5
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.6	—	20.5	(3.0)	86.1
Investment management agreements	—	—	28.0	—	28.0
Trademarks	—	—	5.5	—	5.5
Accumulated amortization	(62.1)	(3.1)	—	2.4	(62.8)
Net intangible assets	$2,431.3	$(3.1)	$54.0	$(8.9)	$2,473.3

Goodwill	$1,290.3	$—	$276.6	$(16.5)	$1,550.4

				Foreign
	December 31,			currency	December 31,
	2022	Amortization	Disposal	translation	2023
Indefinite-lived intangible assets:
Investment management agreements	$2,046.5	$—	$—	$18.3	$2,064.8
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.9	—	(2.6)	2.3	68.6
Accumulated amortization	(60.7)	(1.7)	2.6	(2.3)	(62.1)
Net intangible assets	$2,414.7	$(1.7)	$—	$18.3	$2,431.3

Goodwill	$1,253.1	$—	$—	$37.2	$1,290.3

Indefinite-lived intangible assets represent certain investment management contracts where we expect both the renewal of the contracts and the cash flows generated by them to continue indefinitely. Indefinite-lived trademarks relate to the Janus brand, which was acquired as a result of the Merger and subsequently rebranded as Janus Henderson.

Definite-lived intangible assets represent client relationships, investment management contracts and trademarks, which are amortized over their estimated lives using the straight-line method. Definite-lived trademarks were acquired as a result of the 2024 acquisition of VPC. The remaining estimated weighted-average useful life of definite-lived client relationships, investment management contracts and trademarks is 6.5 years.

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

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization:	Amount
2025	$11.1
2026	11.1
2027	11.1
2028	8.9
2029	2.6
Thereafter	12.0
Total	$56.8

Note 9 — Leases

Our leases include operating and finance leases for property and equipment. Property leases include office space in the UK, Europe, the U.S. and the Asia Pacific region. Equipment leases include copiers and server equipment located throughout our office space and off-site. Our leases have remaining lease terms of one year to nine years. Certain leases include options to extend or early terminate the leases; however, we currently have not exercised these options, and they are not reflected in our lease assets and liabilities. The impact of operating and financing leases on our financial statements is summarized below.

Balance Sheet

Operating lease assets and liabilities in our Consolidated Balance Sheets as of December 31, 2024 and 2023, consisted of the following (in millions)(1):

	December 31,
	2024	2023
Operating lease ROU assets:
Other non-current assets	$84.1	$69.5

Operating lease liabilities:
Accounts payable and accrued liabilities	$16.5	$23.0
Other non-current liabilities	74.9	54.8
Total operating lease liabilities	$91.4	$77.8

(1)	As of December 31, 2024 and 2023, financing lease assets and liabilities were insignificant.

Statement of Comprehensive Income

The components of lease expense in our Consolidated Statements of Comprehensive Income during the years ended December 31, 2024, 2023 and 2022, are summarized below (in millions)(1):

	Year ended December 31,
	2024	2023	2022
Operating lease cost(2)	$19.9	$22.6	$27.5

(1)	For the years ended December 31, 2024, 2023 and 2022, finance lease costs were insignificant.
(2)	Included in general, administrative and occupancy in our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK. For the years ended  December 31, 2024, 2023 and 2022, sublease income received from tenants was insignificant.

For the years ended  December 31, 2024, 2023 and 2022, the impairment of subleased ROU operating assets was insignificant.

Supplemental Information

Cash payments for operating leases included in our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in millions):

	Year ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$27.7	$29.4	$26.9

For the years ended  December 31, 2024, 2023 and 2022, financing cash flows from finance leases were insignificant.

Supplemental non-cash lease information, which includes changes in ROU assets related to modified operating lease liabilities, was insignificant for the years ended December 31, 2024, 2023 and 2022.

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

	As of December 31,
Weighted-average remaining lease term (in months):	2024	2023
Operating leases	63	51
Finance leases	39	37

	As of December 31,
Weighted-average discount rate(1):	2024	2023
Operating leases	4.3%	2.5%
Finance leases	5.3%	4.0%

(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions)(1):	Operating leases
2025	$17.9
2026	19.3
2027	18.7
2028	19.7
2029	10.5
Thereafter	19.8
Total lease payments	105.9
Less interest	14.5
Total	$91.4

(1)	Future lease obligations for finance leases were insignificant as of December 31, 2024.

Note 10 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2024 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant	Investments
	identical assets	observable	unobservable	valued at
	and liabilities	inputs	inputs	practical
	(Level 1)	(Level 2)	(Level 3)	expedient(1)	Total
Assets:
Cash equivalents	$821.7	$—	$—	$—	$821.7
Current investments:
Consolidated VIEs	260.6	241.5	—	—	502.1
Other investments	273.8	33.7	2.0	27.6	337.1
Total current investments	534.4	275.2	2.0	27.6	839.2
Other	—	10.2	2.5	—	12.7
Total assets	$1,356.1	$285.4	$4.5	$27.6	$1,673.6
Liabilities:
Long-term debt(2)	$—	$383.3	$—	$—	$383.3
Deferred bonuses	—	—	115.7	—	115.7
Contingent consideration	—	—	30.4	—	30.4
Other	1.9	11.7	—	—	13.6
Total liabilities	$1.9	$395.0	$146.1	$—	$543.0

(1)	Certain seeded investment products that do not have a readily determinable fair value have been measured at fair value using the NAV as a practical expedient and have not been categorized in the fair value hierarchy.
(2)	Carried at amortized cost in our Consolidated Balance Sheets and disclosed in this table at fair value.

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

Level 3 Fair Value Measurements

Investments

As of December 31, 2024 and 2023, certain investments within consolidated VIEs and VREs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2024 and 2023, were as follows (in millions):

	Year ended December 31,
	2024	2023
Beginning of period fair value	$1.1	$18.3
Settlement of contingent consideration	—	(0.2)
Fair value adjustments	1.4	(12.1)
Transfers from (to) Level 1, net	—	(4.6)
Purchases (sales) of securities, net	2.0	(0.3)
End of period fair value	$4.5	$1.1

Changes in fair value of our Level 3 liabilities for the years ended December 31, 2024 and 2023, were as follows (in millions):

	Year ended December 31,
	2024	2023
Beginning of period fair value	$117.6	$46.5
Fair value adjustments	13.1	9.0
Settlement of contingent consideration	(0.3)	—
Vesting of deferred bonuses	(85.7)	(34.7)
Amortization of deferred bonuses	70.8	58.6
Foreign currency translation	0.4	2.4
Additions	30.2	35.8
End of period fair value	$146.1	$117.6

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill and intangible assets and contingent consideration liabilities. We measure the fair value of goodwill and intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used to determine estimated fair value include AUM, investment management fee rates, discount rates, and expenses. Refer to Note 8 — Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on the impairment assessments. We measure the fair value of the contingent consideration liabilities on initial recognition using the Monte Carlo method that requires assumptions regarding projected future earnings and discount rate. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3.

Investments Valued at Practical Expedient

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment, we use the NAV as the fair value. As such, investments in private investment funds with a fair value of $27.6 million are excluded from the fair value hierarchy as of December 31, 2024. Further, the respective fund’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the fund to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2024, the investments valued at the practical expedient had $12.7 million of associated unfunded commitments.

Note 11 — Debt

Our debt as of December 31, 2024 and 2023, consisted of the following (in millions):

	Carrying Value
	December 31, 2024	December 31, 2023
4.875% Senior Notes due 2025	$—	$304.6
5.450% Senior Notes due 2034	395.0	-

5.450% Senior Notes Due 2034

On September 10, 2024, JHG's wholly-owned subsidiary, Janus Henderson US (Holdings) Inc., completed a private placement of $400.0 million aggregate principal amount of 2034 Senior Notes. The 2034 Senior Notes have a principal amount of $400.0 million as of  December 31, 2024, pay interest at 5.450% semiannually on March 10 and September 10 of each year, and mature on September 10, 2034. The 2034 Senior Notes include unamortized debt discount and issuance costs of $5.0 million at December 31, 2024, which will be accreted over the remaining life of the notes. The unamortized debt discount and issuance costs are recorded as a non-current contra liability in long-term debt on our Consolidated Balance Sheets.

4.875% Senior Notes Due 2025

JHG's wholly-owned subsidiary, Janus Henderson US (Holdings) Inc., redeemed its 2025 Senior Notes on November 7, 2024, at the redemption price as outlined in the Fifth Supplemental Indenture, dated May 30, 2017. The notice of redemption was issued to the holders of the 2025 Senior Notes, and the $300.0 million outstanding principal balance and accrued but unpaid interest through the redemption date was settled with existing cash on hand from our balance sheet.

Credit Facility

On June 30, 2023, we entered into a $200 million, unsecured, revolving Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. We exercised the option to extend the term of the Credit Facility on the first anniversary of the agreement. The revised maturity date of the Credit Facility is June 30, 2029. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in USD, the Sterling Overnight Index Average  (“SONIA”) in relation to any loan in GBP, the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in AUD. We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio, cannot exceed 3.00x EBITDA. At December 31, 2024, we were in compliance with all covenants contained in, and there were no borrowings under, the Credit Facility.

Note 12 — Income Taxes

The components of our provision for income taxes for the years ended December 31, 2024, 2023 and 2022, are as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Current income taxes:
UK	$14.3	$15.2	$10.5
U.S., including state and local	143.2	88.1	95.9
International	6.4	3.0	8.8
Total current income taxes	163.9	106.3	115.2
Deferred income taxes:
UK	2.2	(4.0)	(10.3)
U.S., including state and local	1.0	(2.0)	10.0
International	(0.8)	—	(14.0)
Total deferred income benefits	2.4	(6.0)	(14.3)
Total income tax expense	$166.3	$100.3	$100.9

The components of our total income before taxes for the years ended December 31, 2024, 2023 and 2022, are as follows (in millions):

	Year ended December 31,
	2024	2023	2022
UK	$57.4	$86.4	$(44.1)
U.S.	595.6	423.4	428.7
International	(41.1)	17.2	(9.2)
Total income before taxes	$611.9	$527.0	$375.4

We are a tax resident in the UK and a reconciliation is required from the UK statutory rate to the effective tax rate. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
UK statutory corporation tax rate	25.0%	23.5%	19.0%
Effect of foreign tax rates	(1.7)	0.1	6.3
Equity-based compensation	0.4	0.3	0.7
Tax adjustments	0.9	0.5	2.0
Impact of changes in statutory tax rates on deferred taxes	—	(1.9)	(1.3)
Foreign currency translation reserves reclassification	5.6	1.6	(0.3)
Taxes applicable to prior years	(1.2)	(1.9)	(4.5)
Other, net	(1.7)	(3.4)	0.3
Effective income tax rate, controlling interest	27.3%	18.8%	22.2%
Net loss (income) attributable to noncontrolling interests	(0.1)	0.2	4.7
Total effective income tax rate	27.2%	19.0%	26.9%

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

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Compensation and staff benefits	$64.5	$59.8
Loss carryforwards(1)	127.6	88.4
Accrued liabilities	8.0	7.0
Lease liabilities	18.7	16.8
Other	(2.1)	5.3
Gross deferred tax assets	216.7	177.3
Valuation allowance	(119.4)	(76.8)
Deferred tax assets, net of valuation allowance	$97.3	$100.5
Deferred tax liabilities:
Retirement benefits	$(17.4)	$(21.4)
Goodwill and acquired intangible assets	(628.9)	(628.6)
Lease ROU assets	(18.0)	(16.2)
Other	(1.3)	(3.5)
Gross deferred tax liabilities	(665.6)	(669.7)
Total deferred tax liabilities(2)	$(568.3)	$(569.2)

(1)

The majority of the 2024 loss carryforward relates to the UK capital loss of $283.4 million and U.S. capital loss of $164.0 million, before tax effects. The capital loss in the UK can be carried forward indefinitely, while the capital loss in the U.S. will begin to expire in 2029. There is a full valuation allowance against UK capital losses and a valuation allowance of $37.0 million after tax effects against U.S. capital losses.

(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the foreign currency translation adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net on our Consolidated Balance Sheets as non-current balances and as of December 31, 2024 and 2023, are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets, net (included in other non-current assets)	$1.0	$1.6
Deferred tax liabilities, net	(569.3)	(570.8)
Total deferred tax liabilities	$(568.3)	$(569.2)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets increased by $42.6 million in 2024. The increase is primarily attributable to allowance on capital losses during the current year.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2024, 2023 and 2022, is as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$28.4	$26.7	$19.2
Additions for tax positions of current year	5.7	6.9	9.7
Reduction due to settlement with taxing authorities	(0.8)	(0.3)	(1.4)
Reduction due to statute expirations	(4.3)	(4.6)	(0.5)
Total change due to true up	—	(0.1)	—
Total removed due to audit payment	—	(0.4)	—
Foreign currency translation	(0.1)	0.2	(0.3)
Ending balance	$28.9	$28.4	$26.7

If the balance in the table above is recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2024, 2023 and 2022, the total accrued interest balance relating to uncertain tax positions was $7.4 million, $5.8 million and $3.9 million, respectively. Potential penalties at December 31, 2024, 2023 and 2022, were insignificant and have not been accrued.

We are subject to U.S. federal, state, and local income tax, UK income tax, and income tax in several other jurisdictions. All these can be examined by the relevant taxing authorities. Significant tax jurisdictions that remain open for examination include: U.S. federal and state tax authorities for tax years starting with 2021 and 2013, respectively and for UK tax authorities for tax years starting with 2020.

It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $7.0 million within the next 12 months, excluding changes due to foreign currency translation.

Note 13 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2024 and 2023, are composed of the following (in millions):

	December 31,
	2024	2023
Prepaid expenses	$82.3	$69.9
Current corporation tax	7.4	26.5
Derivatives (including collateral and margin)	25.6	41.5
Other current assets	19.2	36.6
Total other current assets	$134.5	$174.5

Other non-current assets on our Consolidated Balance Sheets of $190.2 million and $187.6 million as of December 31, 2024 and 2023, respectively, primarily relate to operating leases, capitalized cloud services implementation costs and equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2024 and 2023, comprise the following (in millions):

	December 31,
	2024	2023
Accrued distribution commissions	$71.2	$58.6
Accrued rebates	17.9	17.2
Other accrued liabilities	62.6	63.6
Total other accrued liabilities	$151.7	$139.4
Current corporation tax (including interest)	19.2	11.9
Operating and financing leases	16.6	23.1
Derivatives	8.6	17.5
Other current liabilities	70.0	39.5
Total accounts payable and accrued liabilities	$266.1	$231.4

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2024 and 2023, comprise the following (in millions):

	December 31,
	2024	2023
Non-current tax liabilities (including interest)	$26.9	$22.9
Operating leases	74.9	54.8
Contingent consideration	29.4	—
Other non-current liabilities	10.7	12.0
Total other non-current liabilities	$141.9	$89.7

Other non-current liabilities include provisions for retirement obligations of leased office space and deferred compensation for certain members of the board of directors.

Other non-operating income (expense), net on our Consolidated Statements of Comprehensive Income for the years ended  December 31, 2024, 2023 and 2022, comprise the following (in millions):

	Year ended December 31,
	2024	2023	2022
Foreign currency remeasurement gains (losses)	$(4.1)	$(2.9)	$8.2
Reclassification of foreign currency translation to net income	(138.1)	(4.7)	4.1
Interest income	52.3	44.7	7.7
Other	3.3	(24.5)	(8.5)
Total other non-operating income (expense), net	$(86.6)	$12.6	$11.5

Note 14 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2024 and 2023, consisted of the following (in millions):

	December 31,
	2024	2023
Consolidated seeded investment products	$365.0	$317.2

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended  December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
	2024	2023	2022
Opening balance	$317.2	$233.9	$148.5
Changes in market value	37.5	34.8	(97.9)
Changes in ownership	15.8	46.5	184.2
Foreign currency translation	(5.5)	2.0	(0.9)
Closing balance	$365.0	$317.2	$233.9

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2024 and 2023, consisted of the following (in millions):

	December 31,
	2024	2023
VPC	$126.5	$—

Note 15 — Long-Term Incentive Compensation

We operate the following stock and mutual fund-based compensation plans:

●	Deferred Incentive Plan (“DIP”);
●

Other less significant plans (includes: Restricted Share Plan (“RSP”), Deferred Equity Plan (“DEP”), Saveshare Plan (“SAYE”), Long-Term Incentive Plan (“LTIP”), Buy As You Earn Share Plan (“BAYE”), Employee Stock Purchase Plan (“ESPP”), Restricted Stock Awards (“RSAs”) and Mutual Fund Share Awards (“MFSAs”).

Further details on the material plans in operation during 2024 are discussed below.

Deferred Incentive Plan

Starting in 2020 as part of our effort to consolidate how awards are issued, DIP awards are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the 2022 Deferred Incentive Plan and the Third Amended and Restated 2010 Deferred Incentive Plan. Awards are issued as stock or as mutual fund awards and generally vest over a three- or four-year period. At December 31, 2024, the cost basis of unvested mutual fund awards totaled $142.8 million. The awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed and are subject to tax withholding.

Performance Share Units (“PSUs”) are issued under the DIP and may or may not vest in whole or in part three years after the date of grant based on performance measures.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2024, 2023 and 2022, are summarized as follows (in millions):

	Year ended December 31,
	2024	2023	2022
DIP	$66.4	$70.6	$84.0
Other	4.4	4.3	6.3
Stock-based payments expense	$70.8	$74.9	$90.3
DIP funds — liability settled	84.7	81.5	84.7
Social Security costs	10.2	9.5	10.5
Profits interests and other, net	0.9	1.5	(4.8)
Total long-term incentive compensation expense	$166.6	$167.4	$180.7

Unrecognized and unearned compensation expense based on expected vesting outcomes as of December 31, 2024, including the weighted-average number of years over which the compensation cost will be recognized, is summarized as follows (in millions):

	Unrecognized	Weighted-average
	compensation	years
DIP	$50.8	1.8
Other	2.4	1.2
Stock-based payments expense	53.2	1.8
DIP funds — liability settled	41.4	1.8
Social Security costs	16.2	0.7
Total unrecognized long-term incentive compensation expense	$110.8	1.6

We generally grant long-term incentive awards in February in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted under the SAYE plan to employees in 2024, 2023 and 2022. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2024	2023	2022
Fair value of options granted	£7.2	£6.2	£9.3
Assumptions:
Dividend yield	4.82%	5.89%	4.27%
Expected volatility	33.95%	45.33%	41.82%
Risk-free interest rate	4.06%	3.47%	1.43%
Expected life (years)	3.2	3.2	3.2

The table below summarizes our outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	284,954	$22.82	386,584	$19.18	492,889	$20.83
Granted	100,151	$25.29	137,019	$21.67	127,903	$24.83
Exercised	(66,592)	$22.30	(201,795)	$14.95	(193,821)	$24.34
Forfeited	(25,118)	$23.21	(36,854)	$23.37	(40,387)	$22.78
Outstanding at December 31	293,395	$23.75	284,954	$22.82	386,584	$19.18
Exercisable(1)	4,823	$23.56	5,954	$8.23	32,710	$10.46
Vested or expected to vest	293,395	$23.75	284,954	$22.82	386,584	$19.18

(1)

The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
	2024	2023	2022
Exercised	$0.9	$2.4	$1.3
Outstanding	$5.8	$2.3	$2.4
Exercisable	$0.1	$0.1	$0.5

Deferred Incentive Plan, Deferred Equity Plan and Restricted Stock Awards

The table below summarizes unvested DIP, DEP and RSA, excluding PSUs detailed separately, for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Unvested at January 1	4,884,487	$29.86	5,641,839	$29.99	4,949,927	$26.42
Granted	1,996,676	$32.48	2,141,254	$27.08	3,581,420	$32.44
Vested	(2,647,424)	$30.25	(2,669,197)	$27.93	(2,733,825)	$26.29
Forfeited	(136,067)	$30.96	(229,409)	$29.70	(155,683)	$31.48
Unvested at December 31	4,097,672	$30.85	4,884,487	$29.86	5,641,839	$29.99

Performance Share Units

The table below summarizes unvested PSUs granted to our CEO, Executive Committee members and select other employees for the years ended December 31, 2024, 2023 and 2022(1):

	2024		2023		2022
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Unvested at January 1	276,537	$27.44	50,900	$29.38	258,024	$24.31
Granted	247,624	$32.12	333,389	$27.44	-	$-
Adjustment to shares granted due to performance measures	-	$-	-	$-	39,837	$24.55
Vested	-	$-	(50,900)	$29.38	(246,961)	$22.28
Forfeited	(8,441)	$31.10	(56,852)	$27.44	-	$-
Unvested at December 31	515,720	$29.63	276,537	$27.44	50,900	$29.38

(1)

PSUs granted in 2023 and 2024 generally may or may not vest in whole or in part three years after the date of grant, based on JHG annual net new revenue and adjusted operating margin for final grant year, and in 2024, our three-year Total Shareholder Return (“TSR”) performance relative to a peer group. Vesting of the PSUs issued prior to 2023 was subject to our three-year TSR performance relative to a peer group over a three-year period following the grant date. Performance related to shares vesting in 2022 and 2023 was determined as of June 30, 2022.

Note 16 — Retirement Benefit Plans

Defined Contribution Plans

We operate two main separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for the majority of our international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2024, we matched 5.0% of employee-eligible compensation in our 401(k) plan. In addition, we offered an additional 1% one-time retrospective 401(k) match to all eligible employees as of December 31, 2024. Effective January 1, 2025, the 401(k) plan match will be 6% of employee-eligible compensation.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $10.1 million, $8.1 million and $8.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts included in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, in respect to our non-U.S. defined contribution plan were $17.3 million, $14.0 million and $15.7 million, respectively, which represents contributions paid or payable to this plan by us.

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

Plan Assets and Benefit Obligations

The Plan assets and defined benefit obligations of the JHGPS, including money purchase benefits subject to a reference scheme test, and the unapproved pension plan were valued as of December 31, 2024 and 2023. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	2024	2023
Change in plan assets:
Fair value of plan assets as of January 1	$696.4	$660.5
Return on plan assets	(32.9)	15.2
Employer contributions	2.4	2.2
Benefits paid	(19.5)	(17.9)
Settlements	(9.6)	(3.2)
Foreign currency translation	(11.7)	39.6
Fair value of plan assets as of December 31	625.1	696.4
Change in benefit obligation:
Benefit obligation as of January 1	(611.1)	(565.6)
Interest cost	(27.2)	(27.6)
Settlements	9.6	3.2
Benefits paid	19.5	17.9
Actuarial gain/(loss)	42.1	(5.1)
Foreign currency translation	10.3	(33.9)
Benefit obligation as of December 31	(556.8)	(611.1)
Funded status as of year-end	68.3	85.3
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$68.3	$85.3

Actuarial gains on the obligations during the year ended December 31, 2024, were primarily due to changes in financial assumptions over the year, including an increase in the discount rate resulting from higher bond yields, leading to a decrease in the benefit obligation. These gains were partially offset by decreases in the asset value, also resulting from higher bond yields, leading to a decrease in the fair value of the assets. During the year ended December 31, 2024, $9.6 million was paid to members transferring their benefits out of the scheme, reducing the benefit obligation.

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

Amounts recognized on our Consolidated Balance Sheets, net of tax at source, as of December 31, 2024 and 2023, consist of the following (in millions):

	December 31,
	2024	2023
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$70.3	$87.6
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(2.0)	(2.3)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$68.3	$85.3

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Discount rate	5.5%	4.5%
Inflation — Retail Price Index (“RPI”)	3.2%	3.1%
Inflation — Consumer Price Index (“CPI”)	2.5%	2.5%
Pension increases (RPI capped at 5% per annum (“p.a.”))	3.1%	3.0%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%
Life expectancy of male aged 60 at accounting date	29.0	29.1
Life expectancy of male aged 60 in 15 years’ time	30.0	30.1

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

Plan Assets

The fair values of the JHGPS plan assets as of December 31, 2024 and 2023, by major asset class are as follows (in millions):

	December 31,
	2024	2023
Cash and cash equivalents	$2.9	$19.9
Money market instruments	7.1	7.8
Bulk annuity policy	217.7	240.7
Fixed income investments	269.0	300.6
Equity investments	128.4	127.4
Total assets at fair value	$625.1	$696.4

As of December 31, 2024 and 2023, $93.9 million and $103.4 million, respectively, of JHGPS assets were held in JHG-managed funds.

The bulk annuity contract represents an agreement that provides JHGPS a monthly contractual payment stream to satisfy pension obligations payable to certain plan participants. The agreement does not relieve JHGPS or JHG (as plan sponsor) of the primary responsibility for the pension obligations.

The remaining assets of the JHGPS plan are allocated to a portfolio of fixed income assets. This portfolio aims to broadly match movements in the value of liabilities caused by changes in interest rates and inflation. Excluding the bulk annuity policy, the strategic asset allocation as of December 31, 2024 and 2023, was 100% fixed income.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2024 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$2.9	$—	$—	$2.9
Money market instruments	7.1	—	—	7.1
Bulk annuity contract	—	—	217.7	217.7
Fixed income investments	269.0	—	—	269.0
Equity investments	128.4	—	—	128.4
Total	$407.4	$—	$217.7	$625.1

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2023 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$19.9	$—	$—	$19.9
Money market instruments	7.8	—	—	7.8
Bulk annuity contract	—	—	240.7	240.7
Fixed income investments	300.6	—	—	300.6
Equity investments	127.4	—	—	127.4
Total	$455.7	$—	$240.7	$696.4

The value of the bulk annuity contracts decreased from $240.7 million at December 31, 2023, to $217.7 million at December 31, 2024. The decrease was due changes in financial conditions resulting in a decrease of $21.9 million, foreign currency translation of $4.2 million, combined with cash payments received under the contract resulting in a decrease of $14.5 million. These decreases were partially offset by $9.9 million of interest on the bulk annuity asset, a $7.6 million gain on financial assumptions, and a $0.1 million gain due to changes in demographic assumptions.

The expected rate of return on assets for the financial period ending December 31, 2024, was 4.1% p.a. based on financial conditions as of  December 31, 2023 (2023: 4.4% p.a.). This rate is derived by taking the weighted-average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial Gains and Losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial loss, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2024 and 2023, are shown below (in millions):

	2024	2023
Opening accumulated unamortized actuarial loss as of January 1	$(84.7)	$(70.4)
Actuarial loss	(17.5)	(18.8)
Tax at source on current year actuarial gain	3.2	3.5
Prior service cost	0.4	0.5
Amortization of actuarial loss	1.3	0.5
Closing accumulated unamortized actuarial loss as of December 31	$(97.3)	$(84.7)

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect to defined benefit plans for the years ended December 31, 2024, 2023 and 2022, include the following (in millions):

	Year ended December 31,
	2024	2023	2022
Interest cost	$(27.2)	$(27.6)	$(16.9)
Amortization of actuarial loss	(1.3)	(0.5)	—
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Expected return on plan assets	26.7	28.7	13.8
Net periodic benefit credit (cost)	(2.2)	0.2	(3.5)
Contributions to money purchase section	(12.5)	(11.6)	(11.5)
Total cost	$(14.7)	$(11.4)	$(15.0)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
	2024	2023	2022
Discount rate	4.5%	4.8%	1.9%
Inflation — RPI	3.1%	3.3%	3.4%
Inflation — CPI	2.5%	2.7%	2.8%
Pension increases (RPI capped at 5% p.a.)	3.0%	3.2%	3.3%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%	2.2%
Expected return on plan assets	4.1%	4.4%	1.6%
Amortization period for net actuarial gains at beginning of the year	27.0	28.0	29.0

Cash Flows

Employer contributions of $2.4 million were paid in relation to our defined benefit pension plans during 2024 (excluding credits to members’ money purchase accounts). We expect to contribute approximately $2.4 million to the JHGPS (excluding credits to members’ money purchase accounts) in the year ended December 31, 2025.

The expected future benefit payments for our pension plan are as follows (in millions):

2025	$21.7
2026	$22.9
2027	$24.0
2028	$24.7
2029	$26.2
2030-2034	$138.5

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2024 and 2023, are as follows (in millions):

	Year ended December 31,
	2024			2023
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(478.9)	$(84.7)	$(563.6)	$(577.3)	$(70.4)	$(647.7)
Other comprehensive income (loss)	(52.6)	(14.3)	(66.9)	96.8	(15.2)	81.6
Reclassifications to net income(1)	138.1	1.7	139.8	4.7	0.9	5.6
Total other comprehensive income (loss)	85.5	(12.6)	72.9	101.5	(14.3)	87.2
Less: other comprehensive loss (income) attributable to noncontrolling interests	5.5	—	5.5	(3.1)	—	(3.1)
Ending balance	$(387.9)	$(97.3)	$(485.2)	$(478.9)	$(84.7)	$(563.6)

(1) Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity is disposed of.

The components of other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023 and 2022, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2024	amount	expense	Net amount
Foreign currency translation adjustments	$(55.1)	$2.5	$(52.6)
Retirement benefit asset, net	(17.5)	3.2	(14.3)
Reclassifications to net income(1)	139.8	—	139.8
Total other comprehensive income	$67.2	$5.7	$72.9

	Pre-tax	Tax
Year ended December 31, 2023	amount	expense	Net amount
Foreign currency translation adjustments	$94.4	$2.4	$96.8
Retirement benefit asset, net	(18.7)	3.5	(15.2)
Reclassifications to net income(1)	5.6	—	5.6
Total other comprehensive income	$81.3	$5.9	$87.2

	Pre-tax	Tax
Year ended December 31, 2022	amount	expense	Net amount
Foreign currency translation adjustments	$(224.2)	$3.2	$(221.0)
Retirement benefit asset, net	(46.8)	8.8	(38.0)
Reclassifications to net income(1)	(3.7)	—	(3.7)
Total other comprehensive income (loss)	$(274.7)	$12.0	$(262.7)

(1) Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity is disposed of.

Note 18 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2024, 2023 and 2022 (in millions, except per share data):

	Year ended December 31,
	2024	2023	2022
Net income attributable to JHG	$408.9	$392.0	$372.4
Allocation of earnings to participating stock-based awards	(9.9)	(11.2)	(11.3)
Net income attributable to JHG common shareholders	$399.0	$380.8	$361.1

Weighted-average common shares outstanding — basic	155.4	160.4	161.7
Dilutive effect of nonparticipating stock-based awards	0.4	0.1	0.3
Weighted-average common shares outstanding — diluted	155.8	160.5	162.0

Earnings per share:
Basic	$2.57	$2.37	$2.23
Diluted	$2.56	$2.37	$2.23

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Dividends paid per share	$1.56	$1.56	$1.55

On January 30, 2025, our Board of Directors declared a cash dividend of $0.39 per share. The quarterly dividend will be paid on February 27, 2025, to shareholders of record at the close of business on February 11, 2025.

Note 19 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2024, are discussed below.

Operating and Finance Leases

As of December 31, 2024, we had future minimum rental commitments under non-cancelable operating and finance leases. Refer to Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplementary Data, for information related to operating and financing lease commitments.

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

Note 20 — Related Party Transactions

Disclosures relating to equity method investments and our pension scheme can be found in Note 5 — Investments and Note 16 — Retirement Benefit Plans, respectively, in Part II, Item 8, Financial Statements and Supplementary Data. Transactions between JHG and our consolidated subsidiaries have been eliminated on consolidation and are not disclosed in this note.

Certain managed funds are considered to be related parties of JHG under the related party guidance. We earn fees from the funds and investment products for which we act as investment manager, and the balance sheet includes amount due from these managed funds.

During the years ended December 31, 2024, 2023 and 2022, we recognized revenues of $2,298.9 million, $1,946.5 million and $2,017.2 million, respectively, from the funds and investment products we manage that are related parties and not consolidated in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Accrued income	$228.5	$171.6
Accounts receivable	77.0	68.9

Seed investments held in managed funds are discussed in Note 4 — Consolidation, in Part II, Item 8, Financial Statements and Supplementary Data.

Note 21 — Geographic and Segment Information

Geographic Information

The following table provides our operating revenues by principal geographic area for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
Operating revenues:	2024	2023	2022
U.S.	$1,582.2	$1,304.3	$1,324.6
UK	391.2	350.4	315.1
Luxembourg	452.2	400.6	512.5
Australia and other	47.6	46.5	51.4
Total	$2,473.2	$2,101.8	$2,203.6

Operating revenues are attributed to countries based on the location in which revenues are earned.

The following table provides our long-lived assets by principal geographic area as of December 31, 2024 and 2023 (in millions):

	December 31,
Long-lived assets:	2024	2023
U.S.	$2,143.6	$2,093.9
UK	334.1	343.0
Australia and other	35.0	38.6
Total	$2,512.7	$2,475.5

Long-lived assets include property, equipment, software and intangible assets. As of December 31, 2024, intangible assets in the U.S., UK and Australia were $2,125.5 million, $316.0 million and $31.8 million, respectively. As of December 31, 2023, intangible assets in the U.S., UK and Australia were $2,074.2 million, $321.7 million and $35.4 million, respectively.

Segment Information

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker (“CODM”), our CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by our CEO and, on this basis, we operate as a single-segment investment management business.

Our investment management segment primarily derives revenues from management fees. Clients pay a management fee, which is usually calculated as a percentage of AUM. Certain investment products are also subject to performance fees, which vary based on when performance hurdles or other specified criteria are achieved. The level of assets subject to such fees can positively or negatively affect our revenue. Management and performance fees are generated from a diverse group of funds and other investment products and are the primary drivers of our revenue.

The accounting policies of the investment management segment are the same as those described in Note 2 — Summary of Significant Accounting Policies. The CODM assesses performance for the investment management segment and decides how to allocate resources based on net income attributable to JHG on the Consolidated Statements of Comprehensive Income. Refer to the Consolidated Statements of Comprehensive Income for information on our significant segment expenses. All of our revenue is earned from external customers.

The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Segment assets are identical to the total assets on our Consolidated Balance Sheets. Significant noncash items include depreciation and amortization, stock-based compensation plan expense and investment gains and losses. Refer to our Consolidated Statements of Cash Flows for a comprehensive listing of our noncash adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

 PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Proxy Statement under the captions “Board of Directors”, “Corporate Governance” and “Our Executive Officers” and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement under the captions “Board Compensation”, “Executive Compensation” and “Executive Compensation Tables” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement under the captions “Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement under the caption “Reappointment and Remuneration of Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 27, 2025, appear in Part II, Item 8, Financial Statements and Supplementary Data.

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

4.5	Senior Indenture, dated as of September 10, 2024, by and among Janus Henderson US Holdings Inc., as Issuer, Janus Henderson Group plc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, is hereby incorporated by reference from Exhibit 4.1 to JHG's Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.6	Registration Rights Agreement, dated September 10, 2024, by and among Janus Henderson US Holdings Inc., Janus Henderson Group plc, and Citigroup Global Markets Inc., BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the 2034 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JHG's Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.7	Form of Note for the 2034 Senior Notes is hereby incorporated by reference from Exhibit 4.3 to JHG's Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.8	Description of Securities

(10) Material Contracts

10.1

Facility Agreement, US$200,000,000 Revolving Credit Facility, dated as of June 30, 2023, among Janus Henderson Group plc, as borrower, Janus Henderson US Holdings Inc., as guarantor, Bank of America Europe Designated Activity Company, as coordinator, bookrunner and mandated lead arranger, and facility agent, Citibank, N.A., as bookrunner and mandated lead arranger, BNP Paribas, London Branch, NatWest Markets plc, State Street Bank and Trust Company, and Well Fargo Bank, National Association, as mandated lead arrangers, and other lenders party thereto is hereby incorporated by reference from Exhibit 10.1 to JHG's Current report on Form 8-K, filed on July 5, 2023 (File No.: 001-38103)

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

10.5

Janus Henderson Group plc Fourth Amended and Restated Director Deferred Fee Plan, effective May 30, 2017, is hereby incorporated by reference from Exhibit 10.10 to JHG’s Form 10-Q, filed on August 8, 2017 (File No. 001-38103)*

10.6

Amended and Restated Investment and Strategic Cooperation Agreement, dated October 3, 2016, by and among Henderson Group plc, Janus Capital Group Inc. and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)

10.7

Termination and Amendment Agreement, dated as of February 4, 2021, by and between Janus Henderson Group plc and Dai-ichi Life Holdings, Inc., is hereby incorporated by reference from Exhibit 10.1 to JHG’s Current Report on Form 8-K, dated February 4, 2021 (File No. 333-38103)

10.8

Service Agreement between Henderson Group plc and Roger Thompson, effective from June 26, 2013, is hereby incorporated by reference from Exhibit 10.5 to JHG’s Registration Statement on Form F-4, filed on March 20, 2017 (File No. 333-216824)*

10.9

CEO Offer letter, dated March 23, 2022, between Janus Henderson Group plc and Ali Dibadj is hereby incorporated by reference from Exhibit 10.1 to JHG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-38103)*

10.10

Severance Rights Agreement, dated March 23, 2022, between Janus Henderson Investors US LLC and Ali Dibadj is hereby incorporated by reference from Exhibit 10.2 to JHG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-38103)*

10.11	Service Agreement between Henderson Administrative Limited and James R. Lowry, effective from May 21, 2021* **

10.12

Janus Henderson Group plc 2022 Deferred Incentive Plan is hereby incorporated by reference from Exhibit 10.2 to JHG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-38103)*

10.13

Janus Henderson Group plc 2022 Global Employee Stock Purchase Plan is hereby incorporated by reference from Exhibit 10.3 to JHG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-38103)*

10.14	Janus Henderson Group Global Remuneration Policy Statement* **

10.15	Form of US DIP Share Unit (RSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.26 of JHG's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-38103)*

10.16	Form of US DIP Fund Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.27 of JHG's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-38103)*

10.17	Form of US DIP Performance-Based Share Unit (PSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.28 of JHG's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 333-38103)*

10.18	Form of US DIP Matching Restricted Stock Unit (RSU) Award Agreement for matching grants under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.29 of JHG's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-38103)*

19.1	Janus Henderson Group plc Share Trading Policy**

21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K**

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP**

24.1	Power of Attorney (included as a part of the Signature pages to this report)

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant**

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant**

32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Janus Henderson Group plc Clawback Policy for Executive Officers is hereby incorporated by reference to Exhibit 97.1 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 333-38103)*

101.INS	Inline XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Management contract or compensatory plan or agreement.

** Filed with this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ ALI DIBADJ
Ali Dibadj,
Chief Executive Officer

February 27, 2025

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Ali Dibadj and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2024, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2025.

Signature/Name	Title

/s/ JOHN CASSADAY	Chairman of the Board
John Cassaday

/s/ ALI DIBADJ	Director and Chief Executive Officer
Ali Dibadj	(Principal Executive Officer)

/s/ ROGER THOMPSON	Chief Financial Officer
Roger Thompson	(Principal Financial Officer)

/s/ BERG CRAWFORD	Chief Accounting Officer
Berg Crawford	(Principal Accounting Officer)

Signature/Name	Title

/s/ BRIAN BALDWIN	Director
Brian Baldwin

/s/ KALPANA DESAI	Director
Kalpana Desai

/s/ KEVIN DOLAN	Director
Kevin Dolan

/s/ EUGENE FLOOD JR	Director
Eugene Flood Jr

/s/ JOSH FRANK	Director
Josh Frank

/s/ ALISON QUIRK	Director
Alison Quirk

/s/ LESLIE F. SEIDMAN	Director
Leslie F. Seidman

/s/ ANGELA SEYMOUR-JACKSON	Director
Angela Seymour-Jackson

/s/ ANNE SHEEHAN	Director
Anne Sheehan