Form 10-Q
period 2025-03-31
JANUS HENDERSON GROUP PLC
filed 2025-05-01
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, there were 157,557,812 shares of the registrant’s common stock, $1.50 par value per share, issued and outstanding.

JANUS HENDERSON GROUP PLC

2025 FORM 10‑Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,083.6	$1,217.2
Investments	362.7	337.1
Fees and other receivables	285.8	356.6
OEIC and unit trust receivables	150.8	68.7
Assets of consolidated VIEs:
Cash and cash equivalents	22.1	17.6
Investments	713.4	502.1
Other current assets	18.8	5.7
Other current assets	115.5	134.5
Total current assets	2,752.7	2,639.5
Non-current assets:
Property, equipment and software, net	37.4	39.4
Intangible assets, net	2,480.4	2,473.3
Goodwill	1,587.2	1,550.4
Retirement benefit asset, net	73.1	70.3
Other non-current assets	186.6	190.2
Total assets	$7,117.4	$6,963.1

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$278.0	$266.1
Current portion of accrued compensation, benefits and staff costs	171.4	388.6
OEIC and unit trust payables	151.6	75.6
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	28.1	4.7
Total current liabilities	629.1	735.0

Non-current liabilities:
Accrued compensation, benefits and staff costs	17.3	38.8
Long-term debt	395.2	395.0
Deferred tax liabilities, net	570.9	569.3
Other non-current liabilities	142.9	141.9
Total liabilities	1,755.4	1,880.0

Commitments and contingencies (See Note 16)

REDEEMABLE NONCONTROLLING INTERESTS	535.5	365.0

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 157,557,812 and 158,126,855 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	236.3	237.2
Additional paid-in capital	3,763.9	3,745.3
Treasury shares, 39,270 and 36,171 shares held at March 31, 2025, and December 31, 2024, respectively	(1.0)	(0.9)
Accumulated other comprehensive loss, net of tax	(432.7)	(485.2)
Retained earnings	1,128.4	1,095.1
Total shareholders’ equity	4,694.9	4,591.5
Nonredeemable noncontrolling interests	131.6	126.6
Total equity	4,826.5	4,718.1
Total liabilities, redeemable noncontrolling interests and equity	$7,117.4	$6,963.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2025	2024
Revenue:
Management fees	$513.0	$459.4
Performance fees	(3.6)	(13.1)
Shareowner servicing fees	61.4	57.2
Other revenue	50.6	48.2
Total revenue	621.4	551.7
Operating expenses:
Employee compensation and benefits	181.5	165.8
Long-term incentive plans	44.1	50.4
Distribution expenses	132.1	122.4
Investment administration	16.1	12.2
Marketing	9.9	8.0
General, administrative and occupancy	75.6	68.6
Depreciation and amortization	8.5	5.1
Total operating expenses	467.8	432.5
Operating income:	153.6	119.2
Interest expense	(5.9)	(3.1)
Investment gains (losses), net	(5.5)	22.5
Other non-operating income, net	6.4	34.6
Income before taxes	148.6	173.2
Income tax provision	(32.6)	(32.6)
Net income	116.0	140.6
Net loss (income) attributable to noncontrolling interests	4.7	(10.5)
Net income attributable to JHG	$120.7	$130.1

Earnings per share attributable to JHG common shareholders:
Basic	$0.77	$0.81
Diluted	$0.77	$0.81

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$60.9	$(23.6)
Reclassification of foreign currency translation to net income	0.4	(22.0)
Actuarial gains	0.6	0.4
Other comprehensive income (loss), net of tax	61.9	(45.2)
Other comprehensive loss (income) attributable to noncontrolling interests	(9.4)	1.1
Other comprehensive income (loss) attributable to JHG	$52.5	$(44.1)
Total comprehensive income	$177.9	$95.4
Total comprehensive loss (income) attributable to noncontrolling interests	(4.7)	(9.4)
Total comprehensive income attributable to JHG	$173.2	$86.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$116.0	$140.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.5	5.1
Deferred income taxes	—	1.3
Stock-based compensation plan expense	18.7	17.5
Reclassification of foreign currency translation to net income	0.4	(22.0)
Investment losses (gains), net	5.5	(22.5)
Other, net	(4.2)	(2.5)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(6.1)	4.5
Other assets	87.2	46.5
Other accruals and liabilities	(223.2)	(173.5)
Net operating activities	2.8	(5.0)
Investing activities:
Purchases of:
Investments, net	(44.8)	(9.9)
Property, equipment and software	(1.9)	(1.8)
Investments by consolidated seeded investment products, net	(181.7)	(38.1)
Cash received (paid) on settled seed capital hedges, net	2.6	(5.2)
Acquisitions, net of cash acquired	(2.4)	—
Other, net	0.9	0.7
Net investing activities	(227.3)	(54.3)
Financing activities:
Purchase of common stock for stock-based compensation plans	(2.6)	(69.9)
Purchase of common stock for the share buyback program	(26.8)	(81.3)
Dividends paid to shareholders	(61.5)	(63.2)
Third-party capital invested into consolidated seeded investment products, net	170.6	35.2
Other, net	(0.1)	—
Net financing activities	79.6	(179.2)
Cash and cash equivalents:
Effect of foreign exchange rate changes	15.8	(7.3)
Net change	(129.1)	(245.8)
At beginning of period	1,234.8	1,168.1
At end of period	$1,105.7	$922.3
Supplemental cash flow information:
Cash paid for interest	$10.9	$7.3
Cash paid for income taxes, net of refunds	$3.5	$6.2
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,083.6	$904.7
Cash and cash equivalents held in consolidated VIEs	22.1	17.6
Total cash and cash equivalents	$1,105.7	$922.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
	Number		Additional		other		Nonredeemable
	of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2025	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2025	158.1	$237.2	$3,745.3	$(0.9)	$(485.2)	$1,095.1	$126.6	$4,718.1
Net income (loss)	—	—	—	—	—	120.7	(1.4)	119.3
Other comprehensive income	—	—	—	—	52.1	—	—	52.1
Reclassification of foreign currency translation to net income	—	—	—	—	0.4	—	—	0.4
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(61.5)	—	(61.5)
Purchase of common stock for the share buyback program	(0.6)	(0.9)	—	—	—	(25.9)	—	(26.8)
Distributions by noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Acquisition of TCM	0.1	—	2.2	—	—	—	8.2	10.4
Purchase of common stock for stock-based compensation plans	—	—	(1.9)	(0.7)	—	—	—	(2.6)
Vesting of stock-based compensation plans	—	—	(0.5)	0.6	—	—	—	0.1
Stock-based compensation plan expense	—	—	18.7	—	—	—	—	18.7
Proceeds from stock-based compensation plans	—	—	0.1	—	—	—	—	0.1
Balance at March 31, 2025	157.6	$236.3	$3,763.9	$(1.0)	$(432.7)	$1,128.4	$131.6	$4,826.5

					Accumulated
	Number		Additional		other		Nonredeemable
	of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2024	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2024	163.3	$245.0	$3,722.3	$(1.1)	$(563.6)	$1,135.5	$0.2	$4,538.3
Net income	—	—	—	—	—	130.1	—	130.1
Other comprehensive loss	—	—	—	—	(22.1)	—	—	(22.1)
Reclassification of foreign currency translation to net income	—	—	—	—	(22.0)	—	—	(22.0)
Dividends paid to shareholders ($0.39 per share)	—	—	0.1	—	—	(63.3)	—	(63.2)
Purchase of common stock for the share buyback program	(2.6)	(4.0)	—	—	—	(77.3)	—	(81.3)
Purchase of common stock for stock-based compensation plans	—	—	(69.5)	(0.4)	—	—	—	(69.9)
Vesting of stock-based compensation plans	—	—	(0.4)	0.4	—	—	—	—
Stock-based compensation plan expense	—	—	17.5	—	—	—	—	17.5
Balance at March 31, 2024	160.7	$241.0	$3,670.0	$(1.1)	$(607.7)	$1,125.0	$0.2	$4,427.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Company,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP are not required for interim reporting purposes and have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2024. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date. Certain prior year amounts have been reclassified to conform to current year presentation with no effect on our consolidated net income or cash flows.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. We do not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to expand disclosure requirements about specific expense categories within the notes to the financial statements. ASU 2024-03 is effective for our annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. We are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Condensed Consolidated Financial Statements.

Note 2 — Acquisitions and Strategic Partnerships

Guardian Life Insurance Company of America

On April 8, 2025, JHG announced a strategic partnership with Guardian Life Insurance Company of America (“Guardian”), one of America’s largest life insurers and a provider of employee benefits, whereby JHG will become Guardian’s investment-grade public fixed income asset manager. The partnership is expected to close at the end of the second quarter of 2025.

Victory Park Capital Advisors, LLC

On October 1, 2024, JHG completed the acquisition of Victory Park Capital Advisors, LLC (“VPC”), a global private credit manager. VPC expands our capabilities into the private markets for our clients.

JHG acquired 55% of the voting equity interests for $114.0 million, using existing cash resources, and 824,208 shares of JHG common stock, which had a closing market price of $37.74 on October 1, 2024. In addition, subject to achieving certain revenue targets, JHG will deliver earnout consideration to be payable in 2027. As of October 1, 2024, the fair value of the contingent consideration related to the acquisition of VPC was $25.5 million. The maximum total contingent consideration per the agreement is $111.4 million.

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

Fair Value
Fees and other receivables	$20.8
Other current assets	0.8
Property, equipment and software, net	2.8
Intangible assets, net(1)	54.0
Goodwill	251.3
Other non-current assets	3.6
Accounts payable and other liabilities	(26.8)
Current portion of accrued compensation	(8.5)
Other non-current liabilities	(4.3)
Noncontrolling interest(2)	(127.3)
Total consideration, net of cash acquired	$166.4

Summary of consideration, net of cash acquired:
Cash paid	$114.0
Common stock issued	31.1
Contingent consideration recorded	25.5
Cash acquired	(4.2)
Total consideration, net of cash acquired	$166.4

(1)	The fair value of the intangible assets comprises investment management contracts with a fair value of $28.0 million, client relationships with a fair value of $20.5 million and a trademark with a fair value of $5.5 million as of the acquisition date. The fair value of the investment management contracts was determined based on the multi-period excess earnings method (a Level 3 input) and has a useful life of approximately four years. The fair value of the client relationships was determined based on the multi-period excess earnings method (a Level 3 input) and has a useful life of approximately four to 10 years. The fair value of the trademark was determined based on the relief-from-royalty method (a Level 3 input) and has a useful life of nine years. The useful lives are based on the individual contractual terms and the period over which the majority of cashflows would be realized. The definite lived intangibles are amortized on a straight-line basis over the useful life and have a weighted-average useful life of approximately six years.
(2)	The fair value of the noncontrolling interest was determined based on an extrapolation of consideration method.

In addition to our acquisition of VPC, on February 3, 2025, JHG completed the acquisition of a 55% voting equity interest in Triumph Capital Markets Holdco, LP (“TCM”), which represents VPC’s broker-dealer business. As part of the acquisition, the revenues related to TCM will be considered in the calculation of the earnout consideration payable, which was initially recorded as part of the VPC acquisition. The TCM acquisition is not material to the financial statements.

Tabula Investment Management

On July 1, 2024, JHG completed the acquisition of Tabula Investment Management (“Tabula”), a leading independent exchange-traded fund (“ETF”) provider in Europe with an existing focus on fixed income and sustainable investment solutions. JHG acquired 98.8% of the voting equity interests of Tabula. Before the acquisition, we held a 1.2% investment in Tabula. The Tabula acquisition is not material to the financial statements.

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

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of March 31, 2025, and December 31, 2024, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs as of March 31, 2025, and  December 31, 2024 (in millions):

	March 31,	December 31,
	2025	2024
Unconsolidated VIEs	$1.0	$53.6

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded in our Condensed Consolidated Balance Sheets, including our net interest in these products, as of March 31, 2025, and  December 31, 2024 (in millions):

	March 31,	December 31,
	2025	2024
Investments	$127.9	$132.5
Cash and cash equivalents	10.7	26.3
Other current assets	2.1	2.7
Accounts payable and accrued liabilities	(1.6)	(0.9)
Total	$139.1	$160.6
Redeemable noncontrolling interests in consolidated VREs	(32.3)	(22.7)
JHG’s net interest in consolidated VREs	$106.8	$137.9

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs as of March 31, 2025, and  December 31, 2024 (in millions):

	March 31,	December 31,
	2025	2024
Unconsolidated VREs	$100.1	$73.5

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 4 — Investments

Our investments as of March 31, 2025, and December 31, 2024, are summarized as follows (in millions):

	March 31,	December 31,
	2025	2024
Current investments:
Seeded investment products:
Consolidated VIEs	$713.4	$502.1
Consolidated VREs	127.9	132.5
Unconsolidated VIEs and VREs	101.1	127.1
Separately managed accounts	37.3	41.9
Total seeded investment products	979.7	803.6
Investments related to deferred compensation plans	37.9	29.8
Other investments	58.5	5.8
Total current investments	$1,076.1	$839.2
Non-current investments:
Equity method investments	20.5	23.1
Total investments	$1,096.6	$862.3

Other investments as of March 31, 2025, includes a $52.0 million investment in the European Smaller Companies Trust PLC. Our investment in the European Smaller Companies Trust PLC is subject to certain sale restrictions.

Investment Gains (Losses), Net

Investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended
	March 31,
	2025	2024
Seeded investment products and seed hedges, net	$5.8	$11.9
Third-party ownership interests in seeded investment products	(3.3)	10.5
Equity method investments	(1.7)	(1.4)
Other	(6.3)	1.5
Investment gains (losses), net	$(5.5)	$22.5

Net unrealized gains (losses), excluding noncontrolling interests, on seeded investment products and associated derivative instruments still held at period end for the three months ended March 31, 2025 and 2024, are summarized as follows (in millions):

	March 31,
	2025	2024
Unrealized gains (losses), net	$29.2	$28.1

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Equity Method Investments

Our equity method investments (other than investments in seeded investment products) include a 49% interest in Privacore Capital and a 20% interest in Long Tail Alpha.

Cash Flows

Cash flows related to our investments for the three months ended March 31, 2025 and 2024, are summarized as follows (in millions):

	Three months ended March 31,
	2025			2024
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(204.2)	$22.5	$(181.7)	$(41.1)	$3.0	$(38.1)
Investments	(119.1)	74.3	(44.8)	(65.7)	55.8	(9.9)

Note 5 — Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using index and commodity futures (“futures”), contracts for difference, total return swaps and credit default swaps. Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts.

We were party to the following derivative instruments as of March 31, 2025, and  December 31, 2024 (in millions):

	Notional value
	March 31, 2025	December 31, 2024
Futures and contracts for difference	$832.0	$789.0
Credit default swaps	135.8	148.5
Total return swaps	97.2	69.7
Foreign currency forward contracts	316.2	328.2

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the three months ended March 31, 2025 and 2024, are summarized as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Futures and contracts for difference	$(2.3)	$(8.7)
Credit default swaps	0.6	(1.4)
Total return swaps	1.6	(4.6)
Foreign currency forward contracts and swaps	2.2	2.7
Total gains (losses) from derivative instruments	$2.1	$(12.0)

Derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2025, and December 31, 2024, the derivative assets and liabilities were insignificant.

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to mitigate against market exposure of certain seed investments. As of March 31, 2025, and December 31, 2024, the fair value of securities sold but not yet purchased was insignificant. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

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

Our consolidated seeded investment products were party to the following derivative instruments as of March 31, 2025, and  December 31, 2024 (in millions):

	Notional value
	March 31, 2025	December 31, 2024
Futures and contracts for difference	$192.1	$160.5
Credit default swaps	3.0	4.3
Total return swaps	5.0	10.3
Interest rate swaps	14.0	13.9
Foreign currency forward contracts	234.4	196.6

As of March 31, 2025, and December 31, 2024, the derivative assets and liabilities in our Condensed Consolidated Balance Sheets were insignificant.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of March 31, 2025, and December 31, 2024, is summarized as follows (in millions):

	Notional value
	March 31, 2025	December 31, 2024
Foreign currency forward contracts and swaps	$41.8	$38.4

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2025, and December 31, 2024, the derivative assets and liabilities were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income, net in our Condensed Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income, net in our Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2025 and 2024, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2025 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant	Investments
	identical assets	observable	unobservable	valued at
	and liabilities	inputs	inputs	practical
	(Level 1)	(Level 2)	(Level 3)	expedient(1)	Total
Assets:
Cash equivalents	$727.8	$—	$—	$—	$727.8
Current investments:
Consolidated VIEs	238.7	474.7	—	—	713.4
Other investments	292.4	31.2	9.0	30.1	362.7
Total current investments	531.1	505.9	9.0	30.1	1,076.1
Other	—	9.3	1.8	—	11.1
Total assets	$1,258.9	$515.2	$10.8	$30.1	$1,815.0
Liabilities:
Long-term debt(2)	$—	$386.5	$—	$—	$386.5
Deferred bonuses	—	—	46.2	—	46.2
Contingent consideration	—	—	33.9	—	33.9
Other	2.0	5.7	—	—	7.7
Total liabilities	$2.0	$392.2	$80.1	$—	$474.3

(1)	Certain seeded investment products that do not have a readily determinable fair value have been measured at fair value using the net asset value (“NAV”) as a practical expedient and have not been categorized in the fair value hierarchy.
(2)	Carried at amortized cost in our Condensed Consolidated Balance Sheets and disclosed in this table at fair value.

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of  December 31, 2024 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant	Investments
	identical assets	observable	unobservable	valued at
	and liabilities	inputs	inputs	practical
	(Level 1)	(Level 2)	(Level 3)	expedient(1)	Total
Assets:
Cash equivalents	$821.7	$—	$—	$—	$821.7
Current investments:
Consolidated VIEs	260.6	241.5	—	—	502.1
Other investments	273.8	33.7	2.0	27.6	337.1
Total current investments	534.4	275.2	2.0	27.6	839.2
Other	—	10.2	2.5	—	12.7
Total assets	$1,356.1	$285.4	$4.5	$27.6	$1,673.6
Liabilities:
Long-term debt(2)	$—	$383.3	$—	$—	$383.3
Deferred bonuses	—	—	115.7	—	115.7
Contingent consideration	—	—	30.4	—	30.4
Other	1.9	11.7	—	—	13.6
Total liabilities	$1.9	$395.0	$146.1	$—	$543.0

(1)	Certain seeded investment products that do not have a readily determinable fair value have been measured at fair value using the NAV as a practical expedient and have not been categorized in the fair value hierarchy.
(2)	Carried at amortized cost in our Condensed Consolidated Balance Sheets and disclosed in this table at fair value.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of investments held by consolidated and unconsolidated seeded investment products and cash equivalents with quoted market prices in active markets. The fair value level of consolidated investments held by seeded investment products is determined by the underlying securities of the product. The fair value level of most unconsolidated investments held in seeded investment products is determined by the NAV, which is considered a quoted price in an active market.

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

Level 3 Fair Value Measurements

Investments

As of March 31, 2025, and December 31, 2024, certain investments within consolidated VIEs and VREs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Beginning of period fair value	$4.5	$1.1
Fair value adjustments	(0.7)	0.6
Purchases (sales) of securities, net	7.0	—
End of period fair value	$10.8	$1.7

Changes in fair value of our Level 3 liabilities for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Beginning of period fair value	$146.1	$117.6
Fair value adjustments	2.8	5.5
Settlement of contingent consideration	(0.3)	—
Vesting of deferred bonuses	(87.1)	(81.5)
Amortization of deferred bonuses	15.3	17.6
Foreign currency translation	1.7	(0.2)
Additions	1.6	—
End of period fair value	$80.1	$59.0

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill, intangible assets and contingent consideration liabilities. We measure the fair value of goodwill and intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used to determine the estimated fair value include assets under management (“AUM”), investment management fee rates, discount rates and expenses. We measure the fair value of contingent consideration liabilities on initial recognition using the Monte Carlo method, which requires assumptions regarding projected future earnings and the discount rate. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3.

Investments Valued at Practical Expedient

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment, we use the NAV as the fair value. As such, investments in private investment funds with a fair value of $30.1 million are excluded from the fair value hierarchy as of March 31, 2025. Further, the respective fund’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the fund to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2025, the investments valued at the practical expedient had $10.7 million of associated unfunded commitments.

Note 7 — Goodwill and Intangible Assets

The following tables present activity in our intangible assets and goodwill balances during the three months ended March 31, 2025 and 2024 (in millions):

				Foreign
	December 31,			currency	March 31,
	2024	Amortization	Additions	translation	2025
Indefinite-lived intangible assets:
Investment management agreements	$2,056.5	$—	$—	$9.8	$2,066.3
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	86.1	—	—	1.3	87.4
Investment management agreements	28.0	—	—	—	28.0
Trademarks	5.5	—	—	—	5.5
Accumulated amortization	(62.8)	(2.8)	—	(1.2)	(66.8)
Net intangible assets	$2,473.3	$(2.8)	$—	$9.9	$2,480.4

Goodwill	$1,550.4	$—	$16.0	$20.8	$1,587.2

			Foreign
	December 31,		currency	March 31,
	2023	Amortization	translation	2024
Indefinite-lived intangible assets:
Investment management agreements	$2,064.8	$—	$(4.2)	$2,060.6
Trademarks	360.0	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.6	—	(1.3)	67.3
Accumulated amortization	(62.1)	(0.1)	1.0	(61.2)
Net intangible assets	$2,431.3	$(0.1)	$(4.5)	$2,426.7

Goodwill	$1,290.3	$—	$(8.1)	$1,282.2

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization	Amount
2025 (remainder of year)	$8.3
2026	11.1
2027	11.1
2028	8.9
2029	2.6
Thereafter	12.1
Total	$54.1

Note 8 — Debt

Our debt as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	Carrying value
	March 31, 2025	December 31, 2024
5.450% Senior Notes due 2034	$395.2	$395.0

5.450% Senior Notes Due 2034

The 5.450% Senior Notes due 2034 (“2034 Senior Notes”) have a principal amount of $400.0 million as of March 31, 2025, pay interest at 5.450% semiannually on March 10 and September 10 of each year, and mature on September 10, 2034. The 2034 Senior Notes include unamortized debt discount and issuance costs of $4.8 million at March 31, 2025, which will be accreted over the remaining life of the notes. The unamortized debt discount and issuance costs are recorded as a non-current contra liability in long-term debt in our Condensed Consolidated Balance Sheets.

Credit Facility

At March 31, 2025, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of June 30, 2028, with two one-year extension options that can be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. We exercised the option to extend the term of the Credit Facility on the first anniversary of the agreement. The revised maturity date of the Credit Facility is June 30, 2029. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2025, we were in compliance with all covenants in, and there were no borrowings under, the Credit Facility.

Note 9 — Income Taxes

Our effective tax rates for the three months ended March 31, 2025 and 2024, were as follows:

	Three months ended
	March 31,
	2025	2024
Effective tax rate	22.0%	18.8%

The effective tax rate for the three months ended March 31, 2025, was reduced by the excess tax benefit from equity-based vesting compensation. This is in comparison to the effective tax rate for the three months ended March 31, 2024, which included the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities, resulting in benefit to the first quarter of 2024.

As of March 31, 2025, we had $27.8 million of unrecognized tax benefits held for uncertain tax positions.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Consolidated seeded investment products	$535.5	$365.0

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended
	March 31,
	2025	2024
Opening balance	$365.0	$317.2
Changes in market value	(3.3)	10.5
Changes in ownership	164.4	(51.9)
Foreign currency translation	9.4	(1.1)
Closing balance	$535.5	$274.7

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Nonredeemable noncontrolling interests in:
VPC	$125.5	$126.5
TCM	6.0	—
Other	0.1	0.1
Total nonredeemable noncontrolling interests	$131.6	$126.6

Note 11 — Long-Term Incentive Compensation

The following table presents restricted stock and mutual fund awards granted during the three months ended March 31, 2025 (in millions):

Three months ended
March 31, 2025
Restricted stock	$72.5
Mutual fund awards	66.9
Total	$139.4

Restricted stock and mutual fund awards generally vest and will be recognized using a graded vesting method over a three-year period.

Note 12 — Retirement Benefit Plans

We operate defined contribution retirement benefit plans and defined benefit pension plans.

Our primary defined benefit pension plan is the defined benefit section of the Janus Henderson Group UK Pension Scheme (“JHGPS”).

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three months ended March 31, 2025 and 2024, include the following (in millions):

	Three months ended
	March 31,
	2025	2024
Interest cost	$(7.8)	$(6.8)
Amortization of prior service cost	(0.1)	(0.1)
Amortization of net gain	(0.5)	(0.3)
Expected return on plan assets	7.7	6.9
Net periodic benefit cost	$(0.7)	$(0.3)

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three months ended March 31,
	2025			2024
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(387.9)	$(97.3)	$(485.2)	$(478.9)	$(84.7)	$(563.6)
Other comprehensive income (loss)	60.9	—	60.9	(23.6)	—	(23.6)
Reclassifications to net income(1)	0.4	0.6	1.0	(22.0)	0.4	(21.6)
Total other comprehensive income (loss)	61.3	0.6	61.9	(45.6)	0.4	(45.2)
Less: other comprehensive loss (income) attributable to noncontrolling interests	(9.4)	—	(9.4)	1.1	—	1.1
Ending balance	$(336.0)	$(96.7)	$(432.7)	$(523.4)	$(84.3)	$(607.7)

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity liquidated.

The components of other comprehensive income (loss), net of tax for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three months ended March 31,
	2025			2024
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$58.8	$2.1	$60.9	$(26.4)	$2.8	$(23.6)
Reclassifications to net income(1)	1.0	—	1.0	(21.6)	—	(21.6)
Total other comprehensive income (loss)	$59.8	$2.1	$61.9	$(48.0)	$2.8	$(45.2)

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period in which a JHG entity liquidated.

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2025 and 2024 (in millions, except per share data):

	Three months ended
	March 31,
	2025	2024
Net income attributable to JHG	$120.7	$130.1
Allocation of earnings to participating stock-based awards	(2.4)	(3.0)
Net income attributable to JHG common shareholders	$118.3	$127.1

Weighted-average common shares outstanding — basic	153.9	157.5
Dilutive effect of nonparticipating stock-based awards	0.6	0.2
Weighted-average common shares outstanding — diluted	154.5	157.7

Earnings per share:
Basic	$0.77	$0.81
Diluted	$0.77	$0.81

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid during the three months ended March 31, 2025:

Dividend	Date	Dividends paid	Date
per share	declared	(in millions)	paid
$0.39	January 30, 2025	$61.5	February 27, 2025

On April 30, 2025, our Board of Directors declared a cash dividend of $0.40 per share for the first quarter 2025. The quarterly dividend will be paid on May 29, 2025, to shareholders of record at the close of business on May 12, 2025.

Note 15 — Segment Information

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker (“CODM”), our Chief Executive Officer (“CEO”), on an aggregated basis. Strategic and financial management decisions are determined centrally by our CEO and, on this basis, we operate as a single-segment investment management business.

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

The accounting policies of the investment management segment are the same as those described in Note 2 — Summary of Significant Accounting Policies, in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance for the investment management segment and decides how to allocate resources based on net income attributable to JHG on the Condensed Consolidated Statements of Comprehensive Income. Refer to the Condensed Consolidated Statements of Comprehensive Income for information on our significant segment expenses. All of our revenue is earned from external customers.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Segment assets are identical to the total assets on our Condensed Consolidated Balance Sheets. Significant noncash items include depreciation and amortization, stock-based compensation plan expense and investment gains and losses. Refer to our Condensed Consolidated Statements of Cash Flows for a comprehensive listing of our noncash adjustments.

Note 16 — Commitments and Contingencies

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, changes in interest rates and inflation, changes in trade policies, including the imposition of new or increased tariffs, volatility or disruption in financial markets, our investment performance as compared to third-party benchmarks or competitive products, redemptions and other withdrawals from the funds and accounts we manage, and other risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

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

Business Overview

We are an independent global asset manager, specializing in active investment across all major asset classes. We actively manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives. Our strategy is based on three strategic pillars: Protect & Grow, Amplify and Diversify. Our strategy is centered on the belief that a combination of relentless focus and disciplined execution across our core business will drive future success as a global active asset manager. Specifically, our strategy lays a strong foundation for sustained organic growth and opportunistic inorganic growth to create value for all of our stakeholders, including clients, shareholders and employees. We serve a diverse clientele worldwide, comprising intermediaries, institutional investors and self-directed clients. To cater to regional needs effectively, we maintain local presence across most markets and provide investment materials tailored to local customs, preferences and languages supported by our global distribution team.

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

FIRST QUARTER 2025 SUMMARY

First Quarter 2025 Highlights

●	We achieved solid investment performance, with 77%, 65% and 73% of our AUM outperforming relevant benchmarks on a three-, five- and 10-year basis, respectively, as of March 31, 2025.

●	AUM increased to $373.2 billion, up 6% from March 31, 2024.

●	First quarter 2025 net inflows of $2.0 billion reflect net inflows in Intermediary and Institutional.

●	First quarter 2025 diluted earnings per share was $0.77, or $0.79 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

●	We announced a strategic partnership with Guardian in April, which includes JHG managing the $45 billion investment-grade public fixed income asset portfolio.

●	On April 30, 2025, our Board of Directors approved a 3% increase in the quarterly cash dividend and declared a $0.40 per share dividend for the first quarter 2025.

●	On April 30, 2025, our Board of Directors also approved a new share buyback program to which we are authorized to repurchase up to $200 million of our common stock.

●	We returned $88.3 million in capital to shareholders through dividends and share buybacks during the first quarter 2025.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the first quarter 2025 was $621.4 million, an increase of $69.7 million, or 13%, compared to the first quarter 2024. The key driver of the increase was:

●	An increase of $53.6 million in management fees primarily due to an improvement in average AUM.

Total operating expenses for the first quarter 2025 were $467.8 million, an increase of $35.3 million, or 8%, compared to the first quarter 2024. Key drivers of the increase included:

●	An increase of $15.7 million in employee compensation and benefits primarily due to an increase in fixed compensation costs due to higher average headcount.

●	An increase of $9.7 million in distribution expenses primarily driven by an increase in average AUM.

Operating income for the first quarter 2025 was $153.6 million, an increase of $34.4 million, or 29%, compared to the first quarter 2024. Our operating margin was 24.7% in the first quarter 2025 compared to 21.6% in the first quarter 2024.

Net income attributable to JHG for the first quarter 2025 was $120.7 million, a decrease of $9.4 million, or (7%), compared to the first quarter 2024. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance included:

●

A decline of $28.2 million in other non-operating income, net, primarily due to the year-over-year change in the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities, which was a $0.4 million expense in Q1 2025 compared to a $22.0 million benefit in Q1 2024.

●

An unfavorable movement of $28.0 million in investment gains (losses), net, partially offset by an improvement of $15.2 million in net loss (income) attributable to noncontrolling interests. Movements in investment gains (losses), net and net loss (income) attributable to noncontrolling interests are primarily due to market movements in relation to our seeded investment products and derivative instruments, and the consolidation and deconsolidation of third-party ownership interests in seeded investment products.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2025:

Percentage of AUM outperforming benchmark(1)	1 year	3 years	5 years	10 years
Equities	20%	69%	49%	63%
Fixed Income	89%	84%	90%	87%
Multi-Asset	3%	94%	98%	97%
Alternatives	74%	83%	100%	100%
Total	34%	77%	65%	73%

(1)	Outperformance is measured based on composite performance gross of fees versus primary benchmark, except where a strategy has no benchmark index or corresponding composite in which case the most relevant metric is used: (1) composite gross of fees versus zero for absolute return strategies, (2) fund net of fees versus primary index or (3) fund net of fees versus Morningstar peer group average or median. Non-discretionary and separately managed account assets are included with a corresponding composite where applicable. Cash management vehicles, ETF-enhanced beta strategies, legacy Tabula passive ETFs, Fixed Income Buy & Maintain mandates, legacy NBK Capital Partners and Victory Park Capital funds, Managed CDOs, Private Equity funds and custom non-discretionary accounts with no corresponding composite are excluded from the analysis. Excluded assets represent 4% of AUM for the period ended March 31, 2025.

Assets Under Management

Our AUM as of March 31, 2025, was $373.2 billion, a decrease of $5.5 billion, or (1%), from December 31, 2024, driven primarily by unfavorable market performance of $9.9 billion.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended March 31, 2025, the USD weakened against GBP and EUR, and strengthened against AUD, resulting in a $2.4 billion increase in our AUM. As of March 31, 2025, approximately 27% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three months ended March 31, 2025 and 2024, were as follows (in billions):

	Closing AUM						Closing AUM
	December 31,			Net sales			March 31,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2025
By capability:
Equities	$229.4	$7.2	$(11.4)	$(4.2)	$(9.5)	$1.7	$217.4
Fixed Income	82.7	12.0	(6.4)	5.6	0.9	0.3	89.5
Multi-Asset	53.1	1.5	(2.1)	(0.6)	(1.1)	0.2	51.6
Alternatives	13.5	2.2	(1.0)	1.2	(0.2)	0.2	14.7
Total	$378.7	$22.9	$(20.9)	$2.0	$(9.9)	$2.4	$373.2

	Closing AUM						Closing AUM
	December 31,			Net sales			March 31,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2024
By capability:
Equities	$205.1	$8.1	$(9.2)	$(1.1)	$19.1	$(0.8)	$222.3
Fixed Income	71.5	5.8	(5.7)	0.1	0.1	(1.1)	70.6
Multi-Asset	48.9	1.3	(2.1)	(0.8)	3.1	(0.1)	51.1
Alternatives	9.4	0.7	(1.9)	(1.2)	0.5	(0.1)	8.6
Total	$334.9	$15.9	$(18.9)	$(3.0)	$22.8	$(2.1)	$352.6

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.

Our AUM and flows by client type for the three months ended March 31, 2025 and 2024, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales				March 31,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2025
By client type:
Intermediary	$211.0	$16.5	$(15.0)	$1.5	$(4.4)	$1.3	$(3.0)	$206.4
Self-directed	86.5	2.1	(2.4)	(0.3)	(5.6)	0.1	2.3	83.0
Institutional	81.2	4.3	(3.5)	0.8	0.1	1.0	0.7	83.8
Total	$378.7	$22.9	$(20.9)	$2.0	$(9.9)	$2.4	$—	$373.2

	Closing AUM							Closing AUM
	December 31,			Net sales				March 31,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2024
By client type:
Intermediary	$183.4	$12.4	$(11.4)	$1.0	$11.6	$(0.9)	$(0.1)	$195.0
Institutional	75.4	2.9	(6.0)	(3.1)	3.5	(1.2)	0.1	74.7
Self-directed	76.1	0.6	(1.5)	(0.9)	7.7	—	—	82.9
Total	$334.9	$15.9	$(18.9)	$(3.0)	$22.8	$(2.1)	$—	$352.6

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to the reclassification of existing funds between client types.

Average Assets Under Management

The following table presents our average AUM by capability for the three months ended March 31, 2025 and 2024 (in billions):

	Three months ended		Three months ended
	March 31,		March 31,
	2025	2024	2025 vs. 2024
Average AUM by capability:
Equities	$231.1	$212.7	9%
Fixed Income	87.8	70.6	24%
Multi-Asset	53.4	50.0	7%
Alternatives	14.1	8.6	64%
Total	$386.4	$341.9	13%

Closing Assets Under Management

The following table presents the closing AUM by client location as of March 31, 2025 and 2024 (in billions):

	March 31,	March 31,	March 31,
	2025	2024	2025 vs. 2024
Closing AUM by client location:
North America	$231.2	$215.2	7%
EMEA and Latin America	105.2	102.4	3%
Asia Pacific	36.8	35.0	5%
Total	$373.2	$352.6	6%

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the three months ended March 31, 2025, compared to the same period in 2024. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Three months ended
	March 31,		March 31,
	2025	2024	2025 vs. 2024
Revenue (in millions):
Management fees	$513.0	$459.4	12%
Performance fees	(3.6)	(13.1)	73%
Shareowner servicing fees	61.4	57.2	7%
Other revenue	50.6	48.2	5%
Total revenue	$621.4	$551.7	13%

Management fees

Management fees increased by $53.6 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an improvement in average AUM.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended
	March 31,
	2025	2024
Performance fees (in millions):
SICAVs	$0.9	$0.2
UK OEICs and unit trusts	0.1	—
Segregated mandates	(0.3)	0.1
U.S. mutual funds	(4.3)	(13.4)
Total performance fees	$(3.6)	$(13.1)

Performance fees improved by $9.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an improvement in performance of the U.S. mutual funds.

Shareowner servicing fees

Shareowner servicing fees are primarily composed of U.S. mutual fund servicing fees, which are driven by AUM. Shareowner servicing fees increased by $4.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an improvement in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased by $2.4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. There were no significant movements contributing to the year-over-year variance.

Operating Expenses

	Three months ended		Three months ended
	March 31,		March 31,
	2025	2024	2025 vs. 2024
Operating expenses (in millions):
Employee compensation and benefits	$181.5	$165.8	9%
Long-term incentive plans	44.1	50.4	(13)%
Distribution expenses	132.1	122.4	8%
Investment administration	16.1	12.2	32%
Marketing	9.9	8.0	24%
General, administrative and occupancy	75.6	68.6	10%
Depreciation and amortization	8.5	5.1	67%
Total operating expenses	$467.8	$432.5	8%

Employee compensation and benefits

Employee compensation and benefits increased by $15.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by an increase of $11.0 million in fixed compensation costs due to higher average headcount, primarily due to acquisitions completed in 2024, $2.9 million in base pay increases, and an increase of $4.9 million in variable compensation, mainly due to higher profitability. These increases were partially offset by a decrease of $2.6 million due to an increase in the capitalization of internal labor costs related to certain projects.

2025 compensation expenses

For the year ending December 31, 2025, we anticipate an adjusted compensation to revenue ratio in the range of 43% to 44%.

Long-term incentive plans

Long-term incentive plan expenses decreased by $6.3 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreases of $4.0 million driven by market depreciation of mutual fund share awards and certain long-term incentive awards, and $2.7 million for the roll-off of vested awards and the forfeiture of awards related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees.

Distribution expenses

Distribution expenses are paid to financial intermediaries for the distribution and servicing of our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $9.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an improvement in average AUM subject to distribution expenses.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, increased by $3.9 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to contractual changes with a third-party vendor.

Marketing

Marketing expenses increased by $1.9 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. There were no significant movements contributing to the year-over-year variance.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $7.0 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increases of $1.7 million in market data costs, $1.5 million in legal and professional fees, and $1.0 million in rent-related expenses.

Depreciation and amortization

Depreciation and amortization expenses increased by $3.4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the amortization of intangible assets from acquisition of a controlling interest in VPC in the fourth quarter of 2024.

2025 non-compensation operating expenses

For the year ending December 31, 2025, we anticipate adjusted non-compensation expense annual growth in the mid- to high-single digits compared to 2024. The anticipated growth in our non-compensation expense is due to planned investments supporting our strategic initiatives and operational efficiencies, as well as anticipated inflation and the full-year impact of the consolidation of VPC, TCM, NBK and Tabula.

Non-Operating Income and Expenses

	Three months ended
	March 31,
	2025	2024
Non-operating income and expenses (in millions):
Interest expense	$(5.9)	$(3.1)
Investment gains (losses), net	(5.5)	22.5
Other non-operating income, net	6.4	34.6
Income tax provision	(32.6)	(32.6)

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Investment gains (losses), net (in millions):
Seeded investment products and seed hedges, net	$5.8	$11.9
Third-party ownership interests in seeded investment products	(3.3)	10.5
Equity method investments	(1.7)	(1.4)
Other	(6.3)	1.5
Investment gains (losses), net	$(5.5)	$22.5

Investment gains (losses), net declined by $28.0 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Movements in investment gains (losses), net are primarily due to the consolidation and deconsolidation of third-party ownership interests in seeded investment products and fair value adjustments in relation to our seeded investment products.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income, net

Other non-operating income, net moved unfavorably by $28.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a year-over-year change of $22.4 million in the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities and unfavorable foreign currency revaluation of $1.8 million.

For the remainder of the year ending December 31, 2025, we expect significant foreign currency translation adjustments to be reclassified from accumulated other comprehensive loss, net of tax on the Condensed Consolidated Balance Sheets to other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income due to the anticipated liquidation of certain non-operating JHG entities. The timing of the reclassifications is uncertain and dependent on the progression of the liquidation process. Our current estimate is $53 million, net, which would unfavorably impact other non-operating income, net on the Condensed Consolidated Statements of Comprehensive Income. However, the reclassifications could be significantly lower or higher than this amount due to the progression of the liquidation process and, to a lesser extent, changes in foreign currency rates. The reclassification activity is not part of our ongoing operations and will not be included in our adjusted results.

Income tax provision

Our effective tax rates for the three months ended March 31, 2025 and 2024, were as follows:

	Three months ended
	March 31,
	2025	2024
Effective tax rate	22.0%	18.8%

The effective tax rate for the three months ended March 31, 2025, was reduced by the excess tax benefit from equity-based vesting compensation. This is in comparison to the effective tax rate for the three months ended March 31, 2024, which included the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities, resulting in benefit to the first quarter of 2024.

For the year ending December 31, 2025, we expect our tax rate on adjusted net income attributable to JHG to be in the range of 23% to 25%.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, we evaluate our profitability and our ongoing operations using additional non-GAAP financial measures that exclude costs that are not part of our ongoing operations. These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. Management uses these performance measures to evaluate the business, and adjusted values are consistent with internal management reporting. We have provided a reconciliation below of our non-GAAP financial measures to the most directly comparable GAAP measures.

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended March 31, 2025 and 2024 (in millions, except per share and operating margin data):

	Three months ended
	March 31,
	2025	2024
Reconciliation of revenue to adjusted revenue
Revenue	$621.4	$551.7
Management fees	(50.6)	(45.5)
Shareowner servicing fees	(49.9)	(45.9)
Other revenue	(34.4)	(33.5)
Adjusted revenue(1)	$486.5	$426.8
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$467.8	$432.5
Employee compensation and benefits(2)	(2.8)	(8.5)
Long-term incentive plans(2)	—	(1.8)
Distribution expenses(1)	(132.1)	(122.4)
General, administrative and occupancy(2)	(0.2)	(1.1)
Depreciation and amortization(3)	(2.8)	(0.1)
Adjusted operating expenses	$329.9	$298.6
Adjusted operating income	156.6	128.2
Operating margin(4)	24.7%	21.6%
Adjusted operating margin(5)	32.2%	30.0%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$120.7	$130.1
Employee compensation and benefits(2)	—	6.0
Long-term incentive plans(2)	—	1.8
General, administrative and occupancy(2)	0.2	1.1
Depreciation and amortization(3)	2.8	0.1
Interest expense(6)	0.1	—
Other non-operating income (expense), net(6)	3.1	(22.6)
Income tax provision(7)	(1.1)	(2.1)
Net loss (income) attributable to noncontrolling interests(8)	(1.2)	—
Adjusted net income attributable to JHG	124.6	114.4
Less: allocation of earnings to participating stock-based awards	(2.5)	(2.6)
Adjusted net income attributable to JHG common shareholders	$122.1	$111.8
Weighted-average common shares outstanding — diluted	154.5	157.7
Diluted earnings per share(9)	$0.77	$0.81
Adjusted diluted earnings per share(10)	$0.79	$0.71

(1)

We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution- and servicing-related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue. In addition to the adjustments related to distribution and servicing activities, other revenue also includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(2)

Adjustments for the three months ended March 31, 2025 and 2024, include an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations. Adjustments for the three months ended March 31, 2024, also include acquisition-related expenses, redundancy expense and the acceleration of long-term incentive plan expense related to the departure of certain employees. JHG management believes these costs are not representative of our ongoing operations.

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

(6)

Adjustments for the three months ended March 31, 2025 and 2024, include the reclassification of accumulated foreign currency translation adjustments to net income from JHG liquidated entities. The adjustment for the three months ended March 31, 2025, also includes fair value adjustments of acquisition-related contingent consideration. JHG management believes these costs are not representative of our ongoing operations.

(7)

The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)

Adjustments for the three months ended March 31, 2025, include the noncontrolling interest on amortization of acquisition-related intangible assets. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of March 31, 2025, and December 31, 2024 (in millions):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents held by the Company	$1,072.9	$1,190.9
Investments held by the Company	$540.5	$474.1
Fees and other receivables	$285.8	$356.6
Long-term debt	$395.2	$395.0

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for Markets in Financial Instruments Directive (“MiFID”) investment firms (“MIFIDPRU”). The combined capital requirement is £159.2 million ($205.5 million), resulting in £264.0 million ($340.8 million) of capital above the requirement as of March 31, 2025, based upon internal calculations and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity Considerations

Common Stock Purchases — Corporate Buyback Program

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program to which we are authorized to repurchase up to $150.0 million of our common stock, and on October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of March 31, 2025, cumulative shares repurchased under the 2024 Corporate Buyback Program were 3,778,622 for $146.8 million.

On April 30, 2025, our Board of Directors approved a new share buyback program (the 2025 Corporate Buyback Program) to which we are authorized to repurchase up to $200.0 million of our common stock at any time prior to the date of our 2026 Annual General Meeting of Shareholders.

Common Stock Purchases — Share Plan Purchases

On May 1, 2024, our Board of Directors approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of March 31, 2025, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

On April 30, 2025, our Board of Directors approved the repurchase of up to 6 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2026 Annual General Meeting of Shareholders.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the three months ended March 31, 2025, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in millions)	paid
$0.39	January 30, 2025	$61.5	February 27, 2025

On April 30, 2025, our Board of Directors declared a $0.40 per share dividend for the first quarter 2025. The quarterly dividend will be paid on May 29, 2025, to shareholders of record at the close of business on May 12, 2025.

Long-Term Liquidity Considerations

Expected long-term commitments as of March 31, 2025, include principal and interest payments related to our 2034 Senior Notes, operating and finance lease payments, and acquisition-related contingent consideration. We expect to fund our long-term commitments with existing cash and cash generated from operations or by accessing capital and credit markets as necessary.

Other Sources of Liquidity

At March 31, 2025, we had a $200 million unsecured, revolving Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2029.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer rate plus a spread.

The Credit Facility contains a financial covenant related to our long-term credit rating and financial leverage. If our long-term credit rating falls below a predefined threshold, our financing leverage ratio cannot exceed 3.00x EBITDA. At the latest practicable date before the date of this report, we were in compliance with all covenants, and there were no outstanding borrowings under the Credit Facility. Refer to Note 8 — Debt for further information on the Credit Facility.

Cash Flows

A summary of cash flow data for the three months ended March 31, 2025 and 2024, was as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Cash flows provided by (used for):
Operating activities	$2.8	$(5.0)
Investing activities	(227.3)	(54.3)
Financing activities	79.6	(179.2)
Effect of exchange rate changes on cash and cash equivalents	15.8	(7.3)
Net change in cash and cash equivalents	(129.1)	(245.8)
Cash balance at beginning of period	1,234.8	1,168.1
Cash balance at end of period	$1,105.7	$922.3

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2025 and 2024, was as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Purchases of investments by consolidated seeded investment products, net	$(181.7)	$(38.1)
Purchases of investments, net	(44.8)	(9.9)
Other, net	(0.8)	(6.3)
Cash used for investing activities	$(227.3)	$(54.3)

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

Financing Activities

Cash provided by (used for) financing activities for the three months ended March 31, 2025 and 2024, was as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Third-party capital invested into consolidated seeded investment products, net	$170.6	$35.2
Dividends paid to shareholders	(61.5)	(63.2)
Purchase of common stock for the share buyback program	(26.8)	(81.3)
Purchase of common stock for stock-based compensation plans	(2.6)	(69.9)
Other, net	(0.1)	—
Cash provided by (used for) financing activities	$79.6	$(179.2)

The majority of cash flows within financing activities were driven by third-party capital invested into consolidated seeded investment products, net, payment of dividends to shareholders, and the purchase of common stock as part of the 2024 Corporate Buyback Program and for stock-based compensation plans. Third-party capital invested into consolidated seeded investment products, net represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.

CRITICAL ACCOUNTING ESTIMATES

We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.   Controls and Procedures

As of March 31, 2025, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our CEO, and Roger Thompson, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 16 — Commitments and Contingencies.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, could have a material adverse effect on our financial condition, results of operations and value of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases — Corporate Buyback Program

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program to which we are authorized to repurchase up to $150.0 million of our common stock, and on October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of March 31, 2025, cumulative shares repurchased under the 2024 Corporate Buyback Program were 3,778,622 for $146.8 million.

On April 30, 2025, our Board of Directors approved a new share buyback program (the 2025 Corporate Buyback Program) to which we are authorized to repurchase up to $200.0 million of our common stock at any time prior to the date of our 2026 Annual General Meeting of Shareholders. Repurchases under the 2025 Corporate Buyback Program may be effected through a variety of methods, including open market repurchases in compliance with Rule 10b-18 under the Exchange Act (including through the use of trading plans intended to comply with Rule 10b5-1 under the Exchange Act), privately-negotiated transactions, accelerated stock repurchase plans, block purchases or other similar purchase techniques. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares of common stock repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions and other relevant factors. There can be no assurance as to the timing or number of shares of any repurchases in the future.

Common Stock Purchases — Share Plan Purchases

On May 1, 2024, our Board of Directors approved the repurchase of up to 5 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders. As of March 31, 2025, cumulative shares repurchased under the 2024 Share Plan Repurchases were 250,001 shares for $8.6 million.

On April 30, 2025, our Board of Directors approved the repurchase of up to 6 million additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2026 Annual General Meeting of Shareholders.

The following table summarizes our common stock repurchases by month during the three months ended March 31, 2025.

			Total number of	Approximate U.S. dollar
	Total		shares purchased	value of shares that may
	number of	Average	as part of	yet be purchased
	shares	price paid	publicly announced	under the programs
Period	purchased	per share	programs	(end of month, in millions)
January 1, 2025, through January 31, 2025	426,000	$42.60	426,000	$62
February 1, 2025, through February 28, 2025	193,423	$44.63	193,423	$53
March 1, 2025, through March 31, 2025	—	$—	—	$53
Total	619,423	$43.23	619,423

Items 3 and 4.

Not applicable.

Item 5.    Other Information

Trading Plans of Directors and Officers

During the quarter ended March 31, 2025, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Filed with This Report:

Exhibit No.	Document

4.1	Form of Warrant to Purchase Ordinary Shares is hereby incorporated by reference from Exhibit 4.1 to JHG’s Current Report on Form 8-K, dated April 8, 2025 (File No. 333-252714)

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant

32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2025

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Roger Thompson
Roger Thompson,
Chief Financial Officer
(Principal Financial Officer)

/s/ Berg Crawford
Berg Crawford,
Chief Accounting Officer
(Principal Accounting Officer)