Form 10-K
period 2025-12-31
JANUS HENDERSON GROUP PLC
filed 2026-02-25
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of common equity held by non-affiliates was $6,067,332,650.72. As of February 23, 2026, there were 154,075,608 shares of the Company’s common stock, $1.50 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the registrant's definitive proxy statement relating to its 2026 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JANUS HENDERSON GROUP PLC

2025 FORM 10-K ANNUAL REPORT

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this report include, but are not limited to, Janus Henderson’s ability to obtain the regulatory, shareholder and other approvals required to consummate the previously announced merger transaction (the “Proposed Transaction”) and the timing of the closing of the Proposed Transaction, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Proposed Transaction would not occur, the outcome of any legal proceedings that may be instituted against the parties and others related to the merger agreement, that shareholder litigation in connection with the Proposed Transaction may affect the timing or occurrence of the Proposed Transaction or result in significant costs of defense, indemnification and liability, unanticipated difficulties or expenditures relating to the Proposed Transaction, including the impact of the Proposed Transaction on Janus Henderson’s business, that the Proposed Transaction generally may involve unexpected costs, liabilities or delays, that the business of the Company may suffer as a result of uncertainty surrounding the Proposed Transaction or the identity of the purchaser, that the Company may be adversely affected by other economic, business, and/or competitive factors, including the net asset value of assets in certain of the Company’s funds, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Proposed Transaction, changes in interest rates and inflation, changes in trade policies, including the imposition of new or increased tariffs, changes to tax laws, volatility or disruption in financial markets, our investment performance as compared to third-party benchmarks or competitive products, redemptions and other withdrawals from the funds and accounts we manage, and other risks, uncertainties, assumptions, and factors discussed under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the Securities and Exchange Commission (“SEC”) from time to time.

ITEM 1.	BUSINESS

Overview

Janus Henderson Group plc (“JHG,” the “Company,” “we,” “us,” “our” and similar terms), a company incorporated and registered in Jersey, Channel Islands, is an independent global asset manager, specializing in investment management across all major asset classes. Through its predecessor companies, JHG traces its lineage back to 1934 when Henderson Group plc (“Henderson”) was founded.

We are a client-focused global business with more than 2,300 employees worldwide and assets under management (“AUM”) of $493.2 billion as of December 31, 2025. We have operations in North America, the United Kingdom (“UK”), continental Europe, Latin America, the Middle East, Asia and Australia. Our mission is to help clients define and achieve superior financial outcomes through differentiated insights, disciplined investments and world-class service. We bring people and ideas together to help shape the futures of millions of people as we fulfill our purpose of “Investing in a brighter future together.” We manage a broad range of investment products for institutional and retail investors across four capabilities: Equities, Fixed Income, Multi-Asset and Alternatives.

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

Financial Highlights

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, we evaluate our profitability and our ongoing operations using additional non-GAAP financial measures that are consistent with internal management reporting. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on non-GAAP adjusted measures, including a reconciliation to the comparable GAAP measure.

	Year ended December 31,
	2025	2024	2023
GAAP basis (in millions, except per share data):
Revenue	$3,097.3	$2,473.2	$2,101.8
Operating expenses	$2,120.5	$1,827.5	$1,618.1
Operating income	$976.8	$645.7	$483.7
Operating margin	31.5%	26.1%	23.0%
Net income attributable to JHG	$815.9	$408.9	$392.0
Diluted earnings per share	$5.23	$2.56	$2.37

Adjusted basis (in millions, except per share data):
Revenue	$2,535.8	$1,940.8	$1,645.9
Operating expenses	$1,624.0	$1,272.7	$1,137.2
Operating income	$911.8	$668.1	$508.7
Operating margin	36.0%	34.4%	30.9%
Net income attributable to JHG	$746.0	$563.7	$435.2
Diluted earnings per share	$4.78	$3.53	$2.63

Assets Under Management

Our AUM by client type, capability and client location as of December 31, 2025, is presented below (in billions).

Client Type and Distribution Channel

We have a diverse group of intermediary, institutional and self-directed clients around the globe. While we seek to leverage our global model where possible, we also recognize the importance of tailoring our services to the needs of clients in different regions. For this reason, we maintain a local presence in most of the markets in which we operate and provide investment material that takes into account local customs, preferences and language needs. We have a global distribution team of approximately 400 people. A description of each client type and distribution channel is presented below.

Intermediary Channel

The intermediary channel distributes U.S. mutual funds, separately managed accounts (“SMAs”), exchange-traded funds (“ETFs”), UK Open Ended Investment Companies (“OEICs”), Société d’Investissement À Capital Variable (“SICAVs”), Collective Investment Trusts (“CITs”), Undertakings for Collective Investments in Transferable Securities (“UCITS”), hedge funds, closed-end interval and tender funds, and model portfolios through financial intermediaries, including banks, broker-dealers, financial advisors, fund platforms and discretionary wealth managers. We have made significant investments to grow our presence in the financial advisor subchannel, including enhancing our technology platform and recruiting highly seasoned leaders and client relationship managers. At December 31, 2025, AUM in our intermediary channel totaled $242.9 billion, or 49% of total AUM.

Institutional Channel

The institutional channel serves corporations, endowments, pension funds, foundations, Taft-Hartley funds, public fund clients and sovereign entities, with distribution direct to the plan sponsor and through consultants. At December 31, 2025, AUM in our institutional channel totaled $152.2 billion, or 31% of total AUM.

Self-Directed Channel

The self-directed channel serves individual investors who invest in our products through a mutual fund supermarket or directly with us. At December 31, 2025, AUM in our self-directed channel totaled $98.1 billion, or 20% of total AUM.

Investment Capabilities

Equities

We offer a wide range of equity strategies encompassing different geographic focuses and investment styles. The Equities teams include those with a global perspective, those with a regional focus (including the U.S., Europe and Asia) and those invested in specialist sectors. A range of growth, value and absolute return styles are employed. These teams generally apply processes based on fundamental research and bottom-up stock picking. As of December 31, 2025, AUM in our Equities capability totaled $256.6 billion, or 52% of total AUM.

Fixed Income

Our Fixed Income teams provide coverage across the asset class, applying a wide range of innovative and differentiated techniques in support of a variety of investment objectives and risk criteria. Our fixed income offering includes teams that apply global unconstrained approaches as well as teams with more focused mandates — based in the U.S., Europe, Asia and Australia. The capabilities of these teams are available through individual strategies and, where appropriate, combined to create multi-strategy offerings. As of December 31, 2025, AUM in our Fixed Income capability totaled $155.8 billion, or 32% of total AUM.

Multi-Asset

Our Multi-Asset capability includes teams in the U.S. and UK that focus on balanced, multi-asset income and strategic asset allocation, as well as multiple adaptive asset allocation strategies. As of December 31, 2025, AUM in our Multi-Asset capability totaled $58.8 billion, or 12% of total AUM.

Alternatives

Our Alternatives capability includes teams with various areas of focus and approach. Alternatives brings together a cross-asset class combination of alpha generation, risk management and efficient beta replication strategies. These include Global Multi-Strategy, Managed Futures, Risk Premia and Global Commodities, Private Credit and Long/Short Equity. As of December 31, 2025, AUM in our Alternatives capability totaled $22.0 billion, or 4% of total AUM.

Client Locations

North America

Our North America region serves clients throughout North America and represents our largest geographical concentration of AUM. The North America distribution network serves a diverse set of clients across financial intermediaries, institutions and self-directed channels. As of December 31, 2025, total North America AUM was $321.9 billion, and we employed 223 and 207 investment and distribution professionals, respectively.

EMEA and Latin America

Our EMEA (“Europe, the Middle East and Africa”) and Latin America region serves clients throughout the UK and Continental Europe and supports our evolving business in Latin America and the Middle East. The region includes a strong retail and institutional client base in the UK; strong relationships with global distributors in Continental Europe; and an organic build-out of our Latin America and Middle East business, which is gaining momentum. As of December 31, 2025, total EMEA and Latin America AUM was $127.1 billion, and the region employed 194 and 158 investment and distribution professionals, respectively.

Asia Pacific

Our Asia Pacific region serves clients throughout Australia, Japan and other regions of Asia. The region offers a suite of global and domestic distribution capabilities. Our broader business in the Asia Pacific region continues to evolve with growing brand presence. As of December 31, 2025, Asia Pacific AUM was $44.2 billion, and the region employed 41 and 72 investment and distribution professionals, respectively.

Human Capital

With more than 2,300 employees worldwide, we are proud of our global presence and our wide array of backgrounds and viewpoints. Alongside a broad range of skills and experiences, our people are critical to achieving our purpose of Investing in a Brighter Future Together. We aim to create a workplace characterized by accountability, excellence and innovation by living our Values — Clients Come First - Always, Execution Supersedes Intention, Together We Win, Diversity Improves Results and Truth Builds Trust — and encourage a sense of belonging and common objective across our employee base.

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

Headcount

As of December 31, 2025 and 2024, we had 2,364 and 2,340 employees, respectively. Our workforce includes trainees, apprentices and fixed-term employees working alongside our permanent part- and full-time employees. Contractors and other temporary employees are excluded in the tables below.

2025 Headcount	Permanent	Fixed-Term Worker	Trainee & Apprentice	Total
EMEA	1,056	31	19	1,106
North America	1,070	—	6	1,076
Asia Pacific	177	5	—	182
Total	2,303	36	25	2,364

2024 Headcount	Permanent	Fixed-Term Worker	Trainee & Apprentice	Total
EMEA	1,037	25	18	1,080
North America	1,065	—	3	1,068
Asia Pacific	183	7	2	192
Total	2,285	32	23	2,340

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

Professional Development

We are committed to helping people realize their highest potential and fostering a culture that prioritizes and supports personal and professional development for individuals, leaders and teams across the organization. Employees own their individual development, and we are invested in a wide variety of programs to support their ambitions. Ongoing development opportunities include business acumen (our industry and products), understanding our clients, leadership development, mentoring schemes, global collaboration and culture, career development, interpersonal communication, presentation skills and technology training. We encourage and financially support continuing education through a tuition reimbursement program for employees wishing to pursue approved degree programs and certifications.

Employee Engagement

We value feedback from our employees. We look for opportunities to solicit their opinions and insights to help us understand what we are doing well and potential areas of improvement. In 2025, approximately 85% of our employees responded to our annual employee opinion survey. Results are shared with our Board of Directors and are cascaded from senior leaders to all employees. Managers and employees develop action plans to address topics of concern and continually improve our workplace. In addition to the 2025 employee opinion survey, we:

●	Placed significant focus on the adoption and embedding of our rearticulated mission, values and purpose to encourage a sense of belonging and common objective across our employee base;
●	Continued to dedicate time and resources to employee career progression by hosting a career week where employees participated in live learning events and discussions; invested in our high potential talent through the Leadership Excellence and Development program (“LEAD”); and relaunched our early careers initiatives across the globe; and
●	Added to or enhanced our benefits and wellbeing offerings across the globe, including improving our employee share purchase plans and increasing our family-friendly leave policies globally with increased parental leave pay and enhanced “equal/shared leave” policies.

Our People

Our people are central to our success. We aim to build a workplace where individuals can do their best work, grow their careers and contribute meaningfully to our shared goals. By bringing together a broad range of skills, experiences and perspectives, we strengthen decision-making, support innovation and better serve our clients. We believe that fostering an environment of mutual respect, collaboration and accountability helps our teams perform at a high level. We focus on attracting and developing talented individuals, supporting their professional growth and creating opportunities for learning and progression across the organization. This approach enables us to deliver strong outcomes for our clients and stakeholders while maintaining a culture where people feel valued, supported and motivated to succeed.

Employee Compensation and Benefits

Our compensation framework is designed to recognize great work and reinforce the alignment of interests among our employees, clients and shareholders. We regularly review industry benchmark data and maintain competitive compensation levels to ensure we are able to attract and retain top talent. Variable incentive compensation for most of our employees is funded based on JHG profits. While individual awards are largely discretionary, performance assessments take into account financial and strategic (non-financial) factors, including company, department, team and individual performance.

The ongoing health and well-being of our employees is important to us, and we offer a wide array of benefits, resources and tools to help our employees and their families to live healthy, balanced and happy lifestyles. We support our employees’ financial goals and retirement savings by making contributions toward their retirement and pension plans and offering an employee stock purchase plan.

Turnover

We monitor and analyze turnover, including voluntary, involuntary and reduction in force (“RIF”)/layoffs. Our voluntary turnover rates are consistent with benchmarks for our industry. We develop talent profiles and succession plans to ensure we are cultivating the next generation of leaders to contribute to our long-term business success. These provide us with the ability to effectively manage turnover and to retain and develop our most highly skilled employees.

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

U.S. Regulation

Certain of our U.S. subsidiaries are subject to laws and regulations from a number of government agencies and self-regulatory bodies, including the SEC, U.S. Department of Justice, U.S. Department of Labor (“DOL”), Financial Industry Regulatory Authority (“FINRA”), Internal Revenue Service, U.S. Commodity Futures Trading Commission (“CFTC”) and National Futures Association (“NFA”). We continue to see legislative and regulatory interest in the regulation of financial services and investment products in the U.S. through existing and proposed rules and regulations, regulatory priorities and pronouncements, enforcement actions and general discussions around expanded and updated requirements. We also continue to see continued enforcement of, and changes in enforcement practices around, existing laws, rules and regulations, including new applications of the compliance program rule to address current regulatory gaps (e.g., maintenance of electronic records and “off-channel” communications). While the nature, pace and scope of regulatory change and enforcement at the federal level have changed with the new administration, it will remain an area of uncertainty and potential risk and cost for us and other regulated entities.

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

The Digital Operational Resilience Act (“DORA”) was officially implemented by the EU on January 16, 2023. Financial entities and their ICT third-party service providers had to comply with its requirements by January 17, 2025, following a two-year transition period. DORA aims to strengthen the digital operational resilience of the financial sector within the EU.

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

United Arab Emirates

Janus Henderson Investors Middle East Limited (“JHIMEL”) is authorized and regulated by the Financial Services Regulatory Authority (“FSRA”) in the Abu Dhabi Global Market (“ADGM”) financial center. JHIMEL conducts the regulated activities of managing collective investment funds, arranging deals in investments and advising on investments or credit. JHIMEL is subject to the ADGM legal framework which includes the Abu Dhabi Law No 4 of 2013, which sets out the governance, legislative and regulatory framework and activities to be carried on in the ADGM and the Financial Services and Markets Regulations, which establishes the legislative and regulatory framework for financial services in ADGM. The investment strategies managed by JHIMEL are private credit, private equity and regional real estate.

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

Australia

In Australia, several of our subsidiaries operate under an Australian Financial Services license, and their activities are governed primarily by the Corporations Act 2001 (Cth) and its associated regulations. Their main regulator is the Australian Securities and Investments Commission (“ASIC”), which is Australia’s integrated corporate, markets, financial services and consumer credit regulator. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Multiple subsidiaries also act either as a product issuer or investment manager for ETFs on the Cboe exchange (“Cboe”) and the AQUA market of the Australian Securities Exchange (“ASX”). Therefore, our subsidiaries must comply with the Cboe Operating Rules and Procedures as well as the ASX Operating Rules and the ASX Operating Rules Procedures. Another key regulator is the Australian Transaction Reports and Analysis Centre (“AUSTRAC”), which applies a number of reporting and other obligations under the Anti-Money Laundering and Countering Financing of Terrorism Act 2006 (“AML/CFT Act”).

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

ESG and Climate Disclosure  Regulations

ESG topics and climate‑related disclosures continue to be the focus of increased regulatory scrutiny across jurisdictions. While the SEC under the current administration has withdrawn its defense of the federal climate‑related disclosure rules that are the subject of ongoing legal challenges, state laws and regulations, including California’s recently enacted climate‑related disclosure requirements, continue to develop and may impose new or additional compliance obligations. Outside of the U.S., the EU has adopted the Corporate Sustainability Reporting Directive (“CSRD”), as subsequently amended under the EU sustainability “Omnibus” package and has proposed a review of the Sustainable Finance Disclosure Regulation (“SFDR 2.0”), each of which may affect the scope, timing and content of sustainability‑related reporting requirements. In the UK, regulators are progressing the adoption of sustainability disclosure standards aligned with those issued by the International Sustainability Standards Board (“ISSB”), including the proposed UK Sustainability Reporting Standards (“UK SRS”), which are expected to apply to certain UK entities. We continue to evaluate how these evolving regulations may impact JHG and its subsidiaries.

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

Risks Relating to the Proposed Merger

We may not complete the pending Merger within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact the price of our common stock.

On December 21, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Jupiter Company Limited, a company incorporated in Jersey (“Parent”), and Jupiter Merger Sub Limited, a company incorporated in Jersey (“Merger Sub”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into JHG (the “Merger”) in accordance with the Companies (Jersey) Law 1991 (the “Companies Law”), with JHG surviving the Merger as a wholly owned subsidiary of Parent.

Completion of the Merger is subject to the satisfaction or waiver of conditions set forth in the Merger Agreement, including (i) JHG obtaining the Required Company Vote (as defined in the Merger Agreement) in connection with the approval of the Merger and the other transactions contemplated by the Merger Agreement by our shareholders, (ii) the absence of any law or governmental order prohibiting the Merger, (iii) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iv) (A) the date as set out in Article 127FJ(3)(a) of the Companies Law having passed and (B) each applicable date as set out in Article 127FJ(3)(c) of the Companies Law having passed in respect of the and notification and publication obligations of JHG and Merger Sub described in Section 7.13(a) of the Merger Agreement, (v) obtaining certain regulatory approvals, (vi) no material adverse effect on JHG having occurred since the signing of the Merger Agreement, (vii) the accuracy of JHG’s representations and warranties contained in the Merger Agreement subject to the standards set forth in the Merger Agreement, (viii) JHG’s performance of our covenants and agreements under the Merger Agreement in all material respects prior to the closing of the transactions contemplated under the Merger Agreement and (ix) the receipt of consent of advisory clients and funds representing Closing Revenue Run-Rate (as defined in the Merger Agreement) of at least 80% of our Base Date Revenue Run-Rate (as defined in the Merger Agreement).

There can be no assurance that we will receive the requisite HSR Act and other regulatory approvals or that the other conditions to closing will be satisfied on the proposed terms and schedules as contemplated by the parties, if at all. A number of the conditions are not within our control. The closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger.

Failure to complete the Merger within the timeframe anticipated or at all, whether due to the failure to receive, or timely receive, required regulatory approvals and clearances or any other event that delays or prevents the Merger, could cause uncertainty and adversely affect our business, financial condition and results of operations and the market price of our common stock in a number of ways, including:

●	The price of our common stock may decline to the extent that current market prices reflect an assumption that the Merger will be completed on a timely basis.
●

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee equal to $297,130,000 (or, if the Merger Agreement is terminated due to a failure of our shareholders to approve the Merger at the shareholder’s meeting, we would be required to reimburse Parent for expenses incurred by or on Parent’s behalf, up to an amount not to exceed $111,420,000).

●

We have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not completed.

●	The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our shareholders, employees, clients and other stakeholders.
●	If the Merger is not completed, the time and resources committed by our management team could have been devoted to pursuing other opportunities.
●	If the Merger is not completed, and the Parent termination fee of $222,850,000 becomes payable, such fee will be our sole and exclusive remedy against Parent when paid.

Even if successfully completed, there are certain risks to our shareholders from the Merger, including:

●

The per share consideration is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

In addition, the Merger and the related financing transactions could trigger a Change of Control Repurchase Event under the indenture governing the 2034 Senior Notes if there is a ratings downgrade in connection with the Merger and the 2034 Senior Notes are rated below investment grade. If such Change of Control Repurchase Event occurs, we would be required to offer to purchase any or all outstanding 2034 Senior Notes. Furthermore, any litigation or enforcement proceeding commenced against us in connection with the Merger may require us to devote significant time and resources and could require us to incur significant costs. This also could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact the price of our common stock.

Business uncertainties while the Merger is pending and efforts to complete the Merger could disrupt our relationships with third parties.

Uncertainty about the closing or effect of the Merger may affect the relationship between us and our clients, including through reduced net flows during the pendency of the Merger. This uncertainty may also affect the relationship between us and our business counterparties. These uncertainties may also cause parties that deal with us to seek to change existing business relationships with us and to delay or defer decisions concerning us. For example, under the terms of the Merger Agreement, we will seek to obtain the consent of advisory clients and funds representing Closing Revenue Run-Rate (as defined in the Merger Agreement) of at least 80% of our Base Date Revenue Run-Rate (as defined in the Merger Agreement). As part of the consent process, clients may ask to amend, modify, waive or otherwise adjust the terms (financial or otherwise) of their existing arrangements. The Merger Agreement does not permit us to offer or grant any material accommodation or alteration of terms for the purpose of obtaining consent. Although we have no intent to accommodate such requests (if any), our inability to obtain consents sufficient to meet the relevant condition in the Merger Agreement may result in the Merger not being completed. These business uncertainties and our efforts to complete the Merger could result in changes to existing business relationships, including terminations or modifications thereof, and negatively affect our assets under management, revenue, earnings and cash flow, as well as the price of our common stock.

We may face challenges in attracting and retaining key personnel during the pendency of the Merger.

We are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate and execute our business plans. Such dependency is heightened as a result of the Merger Agreement. Current and prospective employees may experience uncertainty about their role with us during and following the Merger, which may have an adverse effect on our ability to attract or retain key management personnel and other key employees. If key employees depart because of issues related to uncertainty or a desire not to remain with us, we could be negatively impacted. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees to the same extent that we have previously been able to attract or retain employees. These adverse effects could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

Efforts to complete the Merger could divert management’s attention, or result in negative publicity or legal proceedings which may delay or prevent the Merger, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. The pendency of the Merger also could result in negative publicity and a negative impression of us in the financial markets. Putative shareholder complaints, including shareholder class action complaints, and other complaints may be filed against us, our Board of Directors, our officers, parties involved in the Merger and others in connection with the Merger. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could also result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger which could discourage a potential competing acquiror from making an alternative transaction proposal.

The Merger Agreement contains provisions that preclude our ability to pursue alternatives to the Merger. These provisions include our agreement that we and our subsidiaries will not, and will not authorize or permit any of our or their controlled affiliates, officers, directors, employees, representatives, advisors or other intermediaries or subsidiaries to solicit, initiate or knowingly encourage the submission of inquiries, proposals or offers from any person (other than Parent) relating to any Company Acquisition Proposal (as defined in the Merger Agreement), or agree to or endorse any Company Acquisition Proposal. This prohibition limits our ability to affirmatively seek offers from other possible acquirers that may be superior to the pending Merger, although we are permitted, subject to compliance with certain procedures specified in the Merger Agreement, to respond to certain unsolicited proposals from third parties. If the Merger Agreement is terminated in certain circumstances related to our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will be required to pay a termination fee of $297,130,000 to Parent. This termination fee may make it less likely that a third party will make an alternative acquisition proposal, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the transaction expenses that may become payable in certain circumstances. Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on the conduct of our business prior to the completion of the Merger, which generally require us to conduct our business in the ordinary course and subject us to specified limitations, absent Parent’s prior written consent. Pursuant to the Merger Agreement, we are also required to use commercially reasonable efforts to maintain certain minimum cash balances between the date of the Merger Agreement and the closing. These and other contractual restrictions in the Merger Agreement may delay or prevent us from, or limit our ability to, respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable.

Trian and its affiliates have interests in the Merger that are different from or conflict with the interests of other Janus Henderson shareholders.

As of February 23, 2026, Trian beneficially owned 31,867,800 shares of JHG common stock (representing approximately 20.7% of the outstanding shares of JHG common stock), and two directors recommended by Trian have served on our Board since February 2022. As a result, Trian may be able to exert a degree of influence over our management, affairs and matters requiring shareholder approval. In addition, Trian, as one of the lead investors in the investor group that plans to acquire JHG in the Merger, has interests in the Merger that are different from, or in addition to, the interests of other JHG shareholders generally, and Trian’s concentration of share ownership may also discourage the submission of alternative transaction proposals that could benefit other JHG shareholders. These interests may influence, or be perceived to influence, decisions made during the pendency of the Merger, including decisions relating to strategy, operations, or the timing and terms of the Merger.

Additional information regarding the interests of Trian and its affiliates in the proposed Merger are described in the proxy statement relating to the proposed Merger filed with the SEC.

Some of our executive officers and directors have interests in the proposed Merger that are different from, or in addition to, those of our shareholders generally.

Some of our executive officers and directors have interests in the proposed Merger that are different from, or in addition to, the interests of our shareholders generally, including, among others, the modification of equity awards and receipt of change in control or other severance payments in connection with the proposed Merger, continued indemnification and insurance and potentially continued service to the combined company. These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Merger differently from how our shareholders generally may view it.

Additional information regarding our executive officers and directors and their interests in the proposed Merger are included in the proxy statement relating to the proposed Merger filed with the SEC.

If the Merger occurs, our shareholders will not be able to participate in any further upside to our business.

If the Merger is consummated, our shareholders will receive $49.00 per share of common stock in cash, without interest, and will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

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

Valuation methodologies for assets within private markets and other similar strategies can be subject to significant subjectivity and the values of assets established pursuant to those methodologies may never be realized.

We have invested in assets, including our private credit investments, for which there are no readily ascertainable market prices available on a regular basis or at all. In addition, many of these investments are, or may in the future be, concentrated in industries or sectors that could experience volatility or uncertainties, and may be subject to rapid changes in value caused by company-specific or industry-wide developments. The determination of the net asset values for these investments, therefore, takes a range of factors into consideration in applying valuation methodologies, and may reflect estimates or valuation models of independent third parties.

These valuation methodologies require the use of estimates and assumptions, and involve a significant degree of judgment and, accordingly, the fair values of such investments reflected in net asset values do not necessarily reflect the prices that would be obtained if the assets were to be liquidated on the date of the valuation, or on the date when an investor purchases, redeems or otherwise transacts in the product, and may differ significantly from the prices obtained when such investments are ultimately realized. These factors could result in reduced earnings or losses for the applicable investment, increased risk of liquidity management issues, litigation and regulatory actions, or difficulties in raising additional capital or launching similar products.

We could be adversely impacted by changes in assumptions used to calculate pension assets and liabilities.

We provide retirement benefits for our current and former employees in the UK through the Janus Henderson Group Pension Scheme (“UK Pension Scheme”). The UK Pension Scheme operates a number of defined benefit sections, which closed to new entrants on November 15, 1999, and a money purchase section. As of December 31, 2025, the UK Pension Scheme had a net pension asset of $69.9 million. Our funding obligations for the UK Pension Scheme may be adversely affected by many factors, including poorer than expected long-term return on plan assets; longer life expectancy; changes in actuarial assumptions by reference to which our contributions are assessed, such as changes to assumptions on interest rates and inflation; changes to the regulatory regime for funding defined benefit pension schemes in the UK; and other factors. We may also be subject to obligations to contribute funds or take other action imposed by the Pension Protection Fund in connection with the UK Pension Scheme. If we were required to increase our contributions in the future to cover any increased funding shortfall, levy by the Pension Protection Fund and/or expenses in the UK Pension Scheme, our results and financial condition could be adversely affected.

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

Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, and such events may also adversely impact other markets. Global economic conditions also affect the mix, market values and levels of our AUM and are difficult to predict. Political, economic and environmental events in any country or region could result in significant declines in equity and/or fixed income securities with exposure to such a country or region and, to the extent that we have a concentration of AUM in such a country or region, could result in a material adverse effect on our AUM, results of operations and financial condition. For example, the ongoing conflicts in Ukraine and the Middle East have significantly impacted the global economy and financial markets and may continue to have an adverse impact on our investment performance and flows in certain products. There is a risk that these conflicts may expand, and future conflicts and other geopolitical uncertainties, including as a result of tensions between China and Taiwan and the United States’ potential acquisition of Greenland, may develop, increasing the potential adverse impact on our AUM, results of operations and financial condition. We will continue to monitor any direct and indirect impacts of these circumstances on our business, financial results and operations, although it is not possible to predict the broader consequences of these ongoing conflicts at this time.

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

At December 31, 2025, our goodwill and intangible assets totaled $4,148.3 million. The value of these assets may not be realized for a variety of reasons, including significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. We have recorded goodwill and intangible asset impairments in the past and could incur similar charges in the future. Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more often if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed whenever there is an indication of impairment. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our results of operations and financial condition.

Our business depends on investment management agreements that are subject to termination, non-renewal or reductions in fees.

We derive revenue from investment management agreements with investment funds, institutional investors and other investors. These agreements generally provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds, or to remove Janus Henderson as a fund's investment advisor (or equivalent). We also manage our U.S. mutual funds under management agreements that may be terminated by either party with notice, or in the event of an “assignment” (as defined in the Investment Company Act) and must be approved and renewed annually by the independent members of each fund’s board of directors or trustees or its shareholders, as required by law. U.S. mutual funds, investment funds or other investors may choose to exercise such termination rights at any time. The annual review of investment management agreements with U.S. mutual funds, as required by law, could result in a reduction in our advisory fee revenues. The termination of, or failure to renew, one or more of these agreements could have a material adverse effect on our AUM, results of operations and financial condition. Consummation of the Merger will result in termination of the investment advisory agreements with the U.S. mutual funds and exchange-traded funds and will require consent of certain other funds/accounts to continue the investment advisory agreement. As a result, boards and shareholders of the U.S. mutual funds and exchange-traded funds will be asked to approve new investment advisory agreements, and certain other clients will be asked to consent to continuation of their investment advisory agreements.

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

Security breaches, including as a result of cyberattacks, phishing attacks, and the use of social engineering, malware or ransomware, have become increasingly sophisticated. Cyberattacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm, or induce employees, clients or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Also, increasing use of AI may heighten these risks. In addition, threat actors may seek to gain access to sensitive information by illicitly purchasing identification and password credentials on the dark web. There can be no assurance that our investments in precautions and safeguards will protect our business from all attempted cyberattacks or other incidents. Recent well-publicized security breaches at other companies have exposed failures to keep pace with the threats posed by threat actors and have led to increased government and regulatory scrutiny, including investigations and enforcement actions, which could lead to increased costs or fines or public censure. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

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

From time to time, we undertake significant projects to upgrade our information technology systems and business processes intended to optimize our operational and financial performance. For example, we are engaged in a project to implement BlackRock’s Aladdin platform, a complex, multi-year initiative to upgrade our Investment Management, Compliance, and Middle- and Back-Office services platform. The Aladdin program will redesign our systems and data architecture under a global operating model, establishing efficient connections with our Back-Office services platform and third parties such as custodians, administrators, brokers, and other market and data providers. Transitioning to new or upgraded systems and processes may require significant capital investments and personnel resources. These projects may be subject to cost overruns and delays, and the transition to these new or upgraded systems and processes may cause disruptions in our daily business operations. There is also no guarantee that we will realize the anticipated synergies and benefits related to these initiatives. Any material disruptions in our information technology systems or business processes could have a material adverse effect on our business.

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

Our ability to access the capital markets, as well as our borrowing costs under our credit facility, depends significantly on our credit ratings and credit outlook, which are determined by rating agencies such as Standard & Poor’s (“S&P’s”) and Moody’s Investors Service. These rating agencies have indicated that they are monitoring the indebtedness we incur in connection with the proposed Merger. We expect to incur a significant amount of debt to finance the proposed Merger, which may result in a downgrade in our credit ratings or credit outlooks. Changes in our credit ratings or credit outlook, as well as global market volatility and interest rate increases, could cause us to incur higher borrowing costs or to have greater difficulty in accessing the capital markets. In addition, volatility in global financial and capital markets may also affect our ability to access the capital markets in a timely manner.

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

Laws and regulations applied at the international, national, state or provincial, and local levels generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to limit or restrict our business activities; conduct examinations, risk assessments, investigations and capital adequacy reviews; and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements that negatively impact the way in which we conduct business, increase compliance and operating costs, impose additional or increased capital requirements and/or involve enforcement actions that could lead to sanctions, including the potential revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or key personnel, or the imposition of increasingly substantial fines and censures on us, any of our subsidiaries or affiliates, or our employees. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our AUM and revenues, any of which could have an adverse impact on our results of operations or financial condition.

The regulatory environment in which we operate also changes frequently and has seen a significant increase globally in proposed and adopted regulations in recent years. Certain enacted regulations and proposals for new regulation are potentially far-reaching and, depending upon their implementation, could increase the cost of offering investment products and services in the markets where we conduct business and have material adverse effects on our business, results of operations and/or financial condition. Additionally, challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks and impacts if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. The aggressive pace, scope and complexity of regulatory change place additional demands on resources and introduce additional operational strains, which may impact our ability to fully and timely satisfy those regulatory requirements or constrain our ability to pursue other strategic projects and business priorities.

In the U.S., government agencies like the SEC have adopted new regulations over the past several years that have increased our regulatory burdens and related compliance and operating costs, including an amended investment company names rule. The SEC and other federal and state agencies and institutions have taken action, and may continue to take further action, in response to global financial market developments, internal political dynamics, perennial industry challenges, as well as technological developments, such as AI and blockchain. In addition, there remains uncertainty about the ultimate impact of recent changes to the leadership within the U.S. government under the current administration, including changes to policies or priorities that could impact the current regulatory landscape in which we operate. Moreover, even if certain regulatory or policy changes may ease existing requirements or burdens, shifts in political priorities, future leadership transitions, or evolving market and regulatory conditions could result in reversals, reinstatements, or new rulemakings that reimpose prior obligations or introduce additional ones.

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

The full extent of the impact on us of any laws, regulations or initiatives that may be proposed, and regulatory reform initiatives and enforcement agendas pursued by regulators such as the FCA, SEC and the DOL, is impossible to determine. Recent changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact us in other ways that could have a material adverse impact on our business, results of operations or financial condition. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and these changes may result in the incurrence of other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

With respect to third-party service providers with access to our information systems, assets or data, our security policies, standards and procedures are designed so that periodic due diligence is conducted as appropriate on the cybersecurity controls maintained by such third parties. The aim is to ensure the third-party service provider has adequate and appropriate cybersecurity measures in place commensurate to the risk presented by their access to our information systems, assets or data.

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

Our Information Security leadership regularly briefs our Deputy Chief Operating Officer and Chief Technology Officer on cybersecurity issues, the scope of which is similar to the information presented by the Information Security leadership to the Risk Committee as described above. Major risks from cybersecurity threats determined following application of an RCSA are escalated by our Information Security leadership to the Risk Committee, Deputy Chief Operating Officer, Chief Technology Officer and other senior management.

ITEM 2.	PROPERTIES

We have 29 offices across the UK, Europe, North America, Asia and Australia. Our corporate headquarters is located in London, where it occupies approximately 100,000 square feet on a long-term lease that expires in 2033. We also have significant operations in Denver, Colorado, occupying approximately 144,000 square feet of office space, and its lease expires in 2032. The remaining 27 offices total approximately 99,000 square feet and are all leased. In the opinion of management, the space and equipment we lease is adequate for existing operating needs. See Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our property leases.

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

JHG Common Stock

Our common stock is traded on the NYSE (symbol: JHG). On February 23, 2026, there were approximately 4,190 holders of record of our common stock.

Dividends

As part of the Merger Agreement, we have suspended any quarterly dividends that would otherwise be declared and paid on our common stock during the period from the date of the Merger Agreement through the earlier of the closing of the Merger or the termination of the Merger Agreement.

Performance Graph

The following graph illustrates the cumulative total shareholder return of our common stock over the five-year period ending December 31, 2025, the last trading day of 2025, and compares it to the cumulative total return on the S&P 500 Index(1) and to the S&P U.S. BMI Asset Management & Custody Banks Index.(2) The S&P 500 Index consists of 500 stocks chosen for market size, liquidity and industry group representation and is one of the most widely used benchmarks of U.S. equity performance. The S&P U.S. BMI Asset Management & Custody Banks Index is a market-value weighted index of 40 asset management companies. The comparison assumes a $100 investment on December 31, 2020, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This data is not intended to forecast future performance of our common stock.

(1)	STANDARD & POOR’S®, S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC.

(2)	As of December 31, 2025, the S&P U.S. BMI Asset Management & Custody Banks Index comprised the following companies: Acadian Asset Management Inc.; Affiliated Managers Group, Inc.; AlTi Global, Inc.; Ameriprise Financial, Inc.; Ares Management Corporation; Artisan Partners Asset Management Inc.; BlackRock, Inc.; Blackstone Inc.; Blue Owl Capital Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; DigitalBridge Group, Inc.; Federated Hermes, Inc.; Franklin Resources, Inc.; Galaxy Digital Inc.; GCM Grosvenor Inc.; GQG Partners Inc.; Hamilton Lane Incorporated; Innventure, Inc.; Invesco Ltd.; Janus Henderson Group plc; KKR & Co. Inc.; Northern Trust Corporation; P10, Inc.; SEI Investments Company; Silvercrest Asset Management Group Inc.; State Street Corporation; StepStone Group Inc.; T. Rowe Price Group, Inc.; The Bank of New York Mellon Corporation; The Carlyle Group Inc.; TPG Inc.; Victory Capital Holdings, Inc.; Virtus Investment Partners, Inc.; Westwood Holdings Group, Inc.; WisdomTree, Inc.

(3)	Data source: S&P Global Market Intelligence.

Common Stock Purchases — Corporate Buyback Program

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program under which we were authorized to repurchase up to $150.0 million of our common stock, and on October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock at any time prior to the date of our 2025 Annual General Meeting of Shareholders, which was held on April 30, 2025. As of April 30, 2025, cumulative shares of common stock repurchased under the 2024 Corporate Buyback Program were 3,778,622 for $146.8 million.

On April 30, 2025, our Board of Directors approved the 2025 Corporate Buyback Program under which we were authorized to repurchase up to $200.0 million of our common stock at any time prior to the date of our 2026 Annual General Meeting of Shareholders. Repurchases under the 2025 Corporate Buyback Program may be effected through a variety of methods, including open market repurchases in compliance with Rule 10b-18 under the Exchange Act (including through the use of trading plans intended to comply with Rule 10b5-1 under the Exchange Act), privately-negotiated transactions, accelerated stock repurchase plans, block purchases or other similar purchase techniques. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares of common stock repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions and other relevant factors. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of December 31, 2025, cumulative shares of common stock repurchased under the 2025 Corporate Buyback Program were 3,482,204 for $142.7 million.

As part of the Merger Agreement, common stock repurchases under the 2025 Corporate Buyback Program have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement.

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

On May 1, 2024, our Board of Directors approved the repurchase of up to 5,000,000 additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders, which was held on April 30, 2025. As of April 30, 2025, cumulative shares of common stock repurchased under the 2024 Share Plan Repurchases were 250,001 for $8.6 million.

On April 30, 2025, our Board of Directors approved the repurchase of up to 6,000,000 additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2026 Annual General Meeting of Shareholders. As of December 31, 2025, cumulative shares of common stock repurchased under the 2025 Share Plan Repurchases were 2,500,200 for $92.3 million.

As part of the Merger Agreement, common stock repurchases under the Share Plan Repurchases have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement.

The following table summarizes our common stock repurchases by month during the three months ended December 31, 2025.

			Total number of	Approximate U.S. dollar
	Total		shares purchased	value of shares that may
	number of	Average	as part of	yet be purchased
	shares	price paid	publicly announced	under the programs
Period	purchased	per share	programs	(end of month, in millions)
October 1, 2025, through October 31, 2025	232,600	$43.53	232,600	$74
November 1, 2025, through November 30, 2025	208,100	$43.29	208,100	$65
December 1, 2025, through December 31, 2025	167,000	$44.95	167,000	$57
Total	607,700	$43.84	607,700

ITEM 6.  [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2025 SUMMARY

2025 Highlights

●	We achieved solid investment performance, with 65%, 65%, 65% and 67% of our AUM outperforming benchmarks on a one-, three-, five- and 10-year basis, respectively, as of December 31, 2025.

●	AUM increased to $493.2 billion, up 30% from the year ended December 31, 2024.

●	Net inflows for the year ended December 31, 2025, were $56.5 billion, compared to $2.4 billion of net inflows for the year ended December 31, 2024.

●

2025 diluted earnings per share of $5.23, or $4.78 on an adjusted basis, benefited from extraordinary annual performance fees. Refer to the Non-GAAP Financial Measures section for information on adjusted non-GAAP figures.

●

On June 30, 2025, we entered into a strategic partnership with Guardian Life Insurance Company of America (“Guardian”), pursuant to which JHG will manage Guardian’s public fixed income asset portfolio, which consists of predominantly investment-grade public fixed income assets.

●

On December 21, 2025, we entered into a definitive agreement under which we will be acquired by a group of investors led by Trian Fund Management, L.P. (“Trian”) and its affiliated funds and General Catalyst Group Management, LLC (“General Catalyst”) and its affiliated funds.

●

On January 23, 2026, we entered into a definitive agreement to acquire 100% of Richard Bernstein Advisors LLC (“RBA”), a research‑driven, macro multi‑asset investment manager headquartered in New York City.

Proposed Merger

On December 21, 2025, we entered into the Merger Agreement, with Parent and Merger Sub. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into JHG in accordance with the Companies Law, with JHG surviving the Merger as a wholly owned subsidiary of Parent. Under the terms of the agreement, shareholders of the Company will receive $49.00 per share of common stock in cash for each ordinary share not already owned or controlled by Trian. The Merger is expected to close in mid-2026, subject to customary closing conditions, including receipt of required regulatory approvals, client consents and approval by the Company’s shareholders. See the section entitled “Risks Relating to the Proposed Merger” in Part I, Item 1A. Risk Factors of this report for further discussion about the risks related to the Merger.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section.

Revenue for the year ended December 31, 2025, was $3,097.3 million, an increase of $624.1 million, or 25%, compared to the year ended December 31, 2024. The key drivers of the increase were:

●	An increase of $389.6 million in performance fees primarily due to annual performance fees generated from certain funds.

●	An increase of $210.6 million in management fees primarily due to the impact of higher average AUM.

Total operating expenses for the year ended December 31, 2025, were $2,120.5 million, an increase of $293.0 million, or 16%, compared to operating expenses for the year ended December 31, 2024. Key drivers of the increase include the following:

●	An increase of $156.0 million in employee compensation and benefits primarily due to higher variable compensation expenses.

●

An increase of $47.5 million in general, administrative and occupancy expenses primarily due to the accelerated amortization of capitalized cloud computing costs, and higher charitable contributions and market data costs.

●	An increase of $35.4 million in distribution expenses, primarily due to higher average AUM.

Operating income for the year ended December 31, 2025, was $976.8 million, an increase of $331.1 million, or 51%, compared to the year ended December 31, 2024. Our operating margin was 31.5% in 2025 compared to 26.1% in 2024.

Net income attributable to JHG for the year ended December 31, 2025, was $815.9 million, an increase of $407.0 million, or 100%, compared to the year ended December 31, 2024. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance include the following:

●

A favorable movement of $140.4 million in other non-operating income (expense), net, primarily due to a $136.7 million benefit in the year-over-year change from the reclassification of accumulated foreign currency translation adjustments to net income due to the liquidation of certain JHG entities.

●	A $79.4 million increase in our income tax provision, primarily due to higher operating income in 2025.

●

A favorable movement of $76.1 million in investment gains, net, partially offset by an increase of $55.0 million in net income attributable to noncontrolling interests. Movements in investment gains, net and net income attributable to noncontrolling interests are primarily due to the consolidation and deconsolidation of third-party ownership interests in seeded investment products, as well as fair value adjustments related to those products.

Investment Performance of Assets Under Management

The following table is a summary of our investment performance as of December 31, 2025:

Percentage of AUM outperforming benchmark(1):	1 year	3 years	5 years	10 years
Equities	55%	46%	48%	54%
Fixed Income	68%	93%	90%	92%
Multi-Asset	96%	96%	98%	97%
Alternatives	100%	100%	100%	100%
Total	65%	65%	65%	67%

(1)

Outperformance is measured based on composite performance gross of fees versus primary benchmark, except where a strategy has no benchmark index or corresponding composite in which case the most relevant metric is used: (1) composite gross of fees versus zero for absolute return strategies, (2) fund net of fees versus primary index or (3) fund net of fees versus Morningstar peer group average or median. Non-discretionary and separately managed account assets are included with a corresponding composite where applicable. Cash management vehicles, ETF-enhanced beta strategies, legacy Tabula Investment Management (“Tabula”) passive ETFs, Fixed Income Buy & Maintain mandates, legacy NBK Capital Partners (“NBK”) and VPC funds, Managed CDOs, Private Equity funds and custom non-discretionary accounts with no corresponding composite are excluded from the analysis. Excluded assets represent 14% of AUM for the period ended December 31, 2025.

Assets Under Management

Our AUM as of December 31, 2025, was $493.2 billion, an increase of $114.5 billion, or 30%, from December 31, 2024, driven primarily by the addition of $46.5 billion of predominantly investment-grade public fixed income assets from Guardian Life Insurance Company of America’s (“Guardian”) general account and favorable market performance of $49.7 billion. AUM includes assets for which we provide services and earn an asset-based fee, even though we do not act as the investment advisor.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the year ended December 31, 2025, the USD weakened against GBP, EUR and AUD, resulting in an $8.3 billion increase in our AUM. As of December 31, 2025, approximately 24% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the years ended December 31, 2025, 2024 and 2023, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2024	Sales	Redemptions(1)	(redemptions)(2)	Markets	FX(3)	Reclassifications	2025
By capability:
Equities	$229.4	$31.8	$(45.8)	$(14.0)	$36.4	$4.8	$—	$256.6
Fixed Income	82.7	108.8	(41.9)	66.9	3.7	2.5	—	155.8
Multi-Asset	53.1	7.0	(8.6)	(1.6)	6.9	0.4	—	58.8
Alternatives	13.5	9.5	(4.3)	5.2	2.7	0.6	—	22.0
Total	$378.7	$157.1	$(100.6)	$56.5	$49.7	$8.3	$—	$493.2

	Closing AUM							Closing AUM
	December 31,			Net sales			Acquisitions and	December 31,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(3)	reclassifications(4)	2024
By capability:
Equities	$205.1	$31.1	$(37.6)	$(6.5)	$32.7	$(1.9)	$—	$229.4
Fixed Income	71.5	29.5	(18.7)	10.8	1.9	(2.4)	0.9	82.7
Multi-Asset	48.9	6.3	(8.2)	(1.9)	6.4	(0.2)	(0.1)	53.1
Alternatives	9.4	3.6	(3.6)	—	0.8	(0.2)	3.5	13.5
Total	$334.9	$70.5	$(68.1)	$2.4	$41.8	$(4.7)	$4.3	$378.7

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(3)	Reclassifications(4)	2023
By capability:
Equities	$171.3	$31.0	$(33.2)	$(2.2)	$34.8	$2.1	$(0.9)	$205.1
Fixed Income	59.8	24.1	(16.9)	7.2	3.8	0.7	—	71.5
Multi-Asset	45.5	4.1	(7.7)	(3.6)	6.2	0.2	0.6	48.9
Alternatives	10.7	1.7	(3.8)	(2.1)	0.3	0.2	0.3	9.4
Total	$287.3	$60.9	$(61.6)	$(0.7)	$45.1	$3.2	$—	$334.9

(1)	Redemptions include the impact of client transfers.
(2)	Net sales (redemptions) include impact of predominantly investment-grade public fixed income assets from Guardian’s general account.
(3)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(4)

Acquisitions relate to the acquisition of Tabula and NBK, both completed in the third quarter of 2024, and the acquisition of VPC, which was completed in the fourth quarter of 2024. Reclassifications relate to the reclassification of existing funds between capabilities.

Our AUM and flows by client type for the years ended December 31, 2025, 2024 and 2023, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2024	Sales	Redemptions(1)	(redemptions)(2)	Markets	FX(3)	Reclassifications(4)	2025
By client type:
Intermediary	$211.0	$67.6	$(63.7)	$3.9	$26.7	$4.3	$(3.0)	$242.9
Institutional	81.2	81.2	(26.4)	54.8	11.9	3.6	0.7	152.2
Self-directed	86.5	8.3	(10.5)	(2.2)	11.1	0.4	2.3	98.1
Total	$378.7	$157.1	$(100.6)	$56.5	$49.7	$8.3	$—	$493.2

	Closing AUM							Closing AUM
	December 31,			Net sales			Acquisitions and	December 31,
	2023	Sales	Redemptions(1)	(redemptions)	Markets	FX(3)	reclassifications(4)	2024
By client type:
Intermediary	$183.4	$55.0	$(46.3)	$8.7	$20.4	$(2.2)	$0.7	$211.0
Self-directed	76.1	2.0	(5.8)	(3.8)	14.2	—	—	86.5
Institutional	75.4	13.5	(16.0)	(2.5)	7.2	(2.5)	3.6	81.2
Total	$334.9	$70.5	$(68.1)	$2.4	$41.8	$(4.7)	$4.3	$378.7

	Closing AUM							Closing AUM
	December 31,			Net sales				December 31,
	2022	Sales	Redemptions(1)	(redemptions)	Markets	FX(3)	Reclassifications(4)	2023
By client type:
Intermediary	$162.0	$39.5	$(43.1)	$(3.6)	$22.8	$2.1	$0.1	$183.4
Self-directed	64.3	1.3	(4.8)	(3.5)	14.9	0.2	0.2	76.1
Institutional	61.0	20.1	(13.7)	6.4	7.4	0.9	(0.3)	75.4
Total	$287.3	$60.9	$(61.6)	$(0.7)	$45.1	$3.2	$—	$334.9

(1)	Redemptions include the impact of client transfers.
(2)	Net sales (redemptions) include impact of predominantly investment-grade public fixed income assets from Guardian’s general account.
(3)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(4)

Reclassifications relate to the reclassification of existing funds between client types. Acquisitions relate to the acquisition of Tabula and NBK, both completed in the third quarter of 2024, and the acquisition of VPC, which was completed in the fourth quarter of 2024.

Average Assets Under Management

The following table presents our average AUM by capability for the years ended December 31, 2025, 2024 and 2023 (in billions):

	Average AUM
	Year ended December 31,			2025 vs.	2024 vs.
By capability:	2025	2024	2023	2024	2023
Equities	$240.1	$224.7	$191.6	7%	17%
Fixed Income	120.4	75.6	65.5	59%	15%
Multi-Asset	55.3	51.6	47.1	7%	10%
Alternatives	16.0	10.2	9.6	57%	6%
Total	$431.8	$362.1	$313.8	19%	15%

Closing Assets Under Management

The following table presents our closing AUM by client location, as of December 31, 2025, 2024 and 2023 (in billions):

	Closing AUM
	December 31,			2025 vs.	2024 vs.
By client location:	2025	2024	2023	2024	2023
North America	$321.9	$236.8	$198.6	36%	19%
EMEA and Latin America	127.1	104.8	102.9	21%	2%
Asia Pacific	44.2	37.1	33.4	19%	11%
Total	$493.2	$378.7	$334.9	30%	13%

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our Results of Operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP strengthened against the USD during the year ended December 31, 2025, compared to the year ended December 31, 2024, and the GBP weakened against the USD during the year ended December 31, 2024, compared to the year ended December 31, 2023. Meaningful foreign currency translation impacts to our operating expenses are discussed in the Operating Expenses section below.

Revenue

	Year ended December 31,			2025 vs.	2024 vs.
	2025	2024	2023	2024	2023
Revenue (in millions):
Management fees	$2,168.3	$1,957.7	$1,700.1	11%	15%
Performance fees	460.0	70.4	5.1	n/m*	n/m*
Shareowner servicing fees	257.3	240.7	213.3	7%	13%
Other revenue	211.7	204.4	183.3	4%	12%
Total revenue	$3,097.3	$2,473.2	$2,101.8	25%	18%

* n/m - Not meaningful.

Management fees

Management fees increased by $210.6 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to higher average AUM, partially offset by a reduction in fee margins driven by lower fixed income fee margins primarily due to the Guardian assets.

Management fees increased by $257.6 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an improvement in average AUM.

Average net management fee margins, by capability, consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,			2025 vs.	2024 vs.
	2025	2024	2023	2024	2023
Average net management fee margin (bps)(1):
Equities	53.6	53.7	54.4	(0)%	(1)%
Fixed Income	19.8	26.2	27.8	(24)%	(6)%
Multi-Asset	53.0	53.2	52.9	(0)%	1%
Alternatives	82.4	75.6	61.9	9%	22%
Total average	45.2	48.6	48.9	(7)%	(1)%

(1)	Net management fee margins are based on management fees net of distribution expenses.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fee paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,			2025 vs.	2024 vs.
	2025	2024	2023	2024	2023
Performance fees (in millions):
SICAVs	$17.8	$26.3	$2.1	(32)%	n/m*
UK OEICs and unit trusts	6.6	6.2	—	6%	—%
Hedge funds and other funds	423.3	71.8	56.9	n/m*	26%
Segregated mandates	14.2	4.9	3.1	n/m*	58%
Investment trusts	2.4	0.7	9.1	n/m*	(92)%
U.S. mutual funds	(4.3)	(39.5)	(66.1)	89%	40%
Total performance fees	$460.0	$70.4	$5.1	n/m*	n/m*

 * n/m - Not meaningful.

Performance fees increased by $389.6 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to an increase in the annual performance fees generated from certain hedge funds and due to improved performance of U.S. mutual funds.

Performance fees increased by $65.3 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an improvement in the performance of U.S. mutual funds, SICAVs and hedge funds and other funds.

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

		UK OEICs	Hedge funds
		and	and	Segregated	Investment	U.S. mutual
	SICAVs	unit trusts	other funds	mandates	trusts	funds
Performance fees:
Year ended December 31, 2025	$17.8	$6.6	$423.3	$14.2	$2.4	$(4.3)
Year ended December 31, 2024	$26.3	$6.2	$71.8	$4.9	$0.7	$(39.5)
Year ended December 31, 2023	$2.1	$—	$56.9	$3.1	$9.1	$(66.1)

Number of funds that earned performance fees:
Year ended December 31, 2025(1)	10	2	8	12	1	14
Year ended December 31, 2024(1)	11	2	8	9	1	15
Year ended December 31, 2023(1)	8	—	5	8	1	15

AUM generating performance fees (in billions):
AUM at December 31, 2025, generating FY25 performance fees	$15.3	$1.8	$5.8	$11.4	$1.1	$72.3
AUM at December 31, 2024, generating FY24 performance fees	$12.4	$1.2	$3.0	$6.9	$0.9	$66.1
AUM at December 31, 2023, generating FY23 performance fees	$4.9	$—	$1.2	$5.8	$1.0	$56.7

Number of funds eligible to earn performance fees:
As of December 31, 2025	18	2	10	19	2	14
As of December 31, 2024	18	2	10	18	2	15
As of December 31, 2023	18	2	4	19	3	15

AUM subject to performance fees (in billions):
AUM at December 31, 2025, subject to FY25 performance fees	$17.6	$1.8	$5.8	$29.1	$1.8	$72.3
AUM at December 31, 2024, subject to FY24 performance fees	$13.9	$1.2	$3.2	$23.9	$1.7	$66.1
AUM at December 31, 2023, subject to FY23 performance fees	$11.0	$1.2	$1.6	$22.1	$1.9	$56.7

Uncrystallized performance fees (in billions):
AUM at December 31, 2025, with an uncrystallized performance fee at December 31, 2025, vesting in 2026(2)	$31.7	$4.2	$1.1	n/a	$—	n/a
AUM at December 31, 2024, with an uncrystallized performance fee at December 31, 2024, vesting in 2025(2)	$0.5	$1.5	$0.8	n/a	$0.4	n/a
AUM at December 31, 2023, with an uncrystallized performance fee at December 31, 2023, vesting in 2024(2)	$2.8	$1.1	$—	n/a	$—	n/a

Performance fee participation rate percentage(3)	10% - 20%	15% - 20%	10% - 25%	5% - 28%	15%	+/− 0.15%

Performance fee frequency	Annually	Annually	Annually and quarterly	Annually and quarterly	Annually	Monthly

Performance fee methodology(4)	Relative plus HWM	Relative/absolute plus HWM	Relative/absolute plus HWM	Bespoke	Relative plus HWM	Relative

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

Shareowner servicing fees

Shareowner servicing fees, which primarily consist of U.S. mutual fund servicing fees tied to AUM, increased by $16.6 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to higher average mutual fund AUM, partially offset by a reduction in fee margins driven by product mix shift.

Shareowner servicing fees increased by $27.4 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an improvement in average mutual fund AUM.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased by $7.3 million during the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to an improvement in average AUM, partially offset by a reduction in fee margins driven by product mix shift.

Other revenue increased by $21.1 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to an improvement in average AUM.

Operating Expenses

	Year ended December 31,			2025 vs.	2024 vs.
	2025	2024	2023	2024	2023
Operating expenses (in millions):
Employee compensation and benefits	$872.1	$716.1	$593.3	22%	21%
Long-term incentive plans	183.7	166.6	167.4	10%	(0)%
Distribution expenses	556.3	520.9	455.9	7%	14%
Investment administration	68.8	58.2	47.4	18%	23%
Marketing	46.9	40.4	36.6	16%	10%
General, administrative and occupancy(1)	348.3	300.8	294.6	16%	2%
Impairment of assets	8.1	—	—	n/m*	n/m*
Depreciation and amortization	36.3	24.5	22.9	48%	7%
Total operating expenses	$2,120.5	$1,827.5	$1,618.1	16%	13%

(1)

General, administrative and occupancy expenses include $35.2 million, $20.3 million and $12.1 million of cloud-based asset amortization for the years ended December 31, 2025, 2024 and 2023, respectively.

* n/m - Not meaningful.

Employee compensation and benefits

Employee compensation and benefits increased by $156.0 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily attributable to an increase of $109.8 million in variable compensation, mainly due to higher profitability and redundancy expense, a $35.7 million increase in fixed compensation costs due to higher average headcount following acquisitions completed in 2024, $11.6 million of base-pay increases and unfavorable foreign currency translation of $9.9 million. These increases were partially offset by a $5.9 million reduction in project charges, driven by higher capitalization of internal labor costs related to certain projects, and a $5.1 million decrease in temporary staffing charges.

Employee compensation and benefits increased by $122.8 million for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily driven by an increase of $95.0 million in variable compensation, mainly due to higher profitability, an $11.8 million increase in fixed compensation costs due to higher average headcount, $9.6 million of base-pay increases and unfavorable foreign currency translation of $6.1 million.

Long-term incentive plans

Long-term incentive plan expenses increased by $17.1 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to a $12.4 million increase driven by market appreciation of mutual fund share awards and a $5.4 million increase related to the roll-on of new awards and accelerated expense recognition for departed employees, which exceeded the impact of vested awards roll-offs and forfeitures.

Long-term incentive plan expenses decreased by $0.8 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to a decrease of $8.3 million for the roll-off of vested awards and the forfeiture of awards related to departed employees exceeding the roll-on of new awards and the acceleration of expense related to departed employees. This decrease was partially offset by an increase of $6.4 million driven by market appreciation of mutual fund share awards and certain long-term incentive awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for distributing and servicing our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $35.4 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to higher average AUM subject to distribution charges, partially offset by an improvement in distribution fee margins driven by product mix shift.

Distribution expenses increased by $65.0 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to an improvement in average AUM subject to distribution charges.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, increased by $10.6 million for the year ended December 31, 2025, compared to the same period in 2024, and by $10.8 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to contractual changes with a third-party vendor.

Marketing

Marketing expenses increased by $6.5 million for the year ended December 31, 2025, compared to the same period in 2024, and by $3.8 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to higher spending on sponsored events and advertising campaigns.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $47.5 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to a $14.9 million increase in the amortization of capitalized cloud computing costs, primarily related to accelerated amortization driven by the strategic decision in the third quarter of 2025 to transition our investment management platform to Aladdin. Other contributing factors include higher charitable contributions ($5.7 million), market data costs ($5.3 million), insurance reimbursements ($4.7 million recognized in 2024, compared to $1.1 million recognized in 2025) and rent-related expenses ($2.9 million). The remaining variance was not driven by any individually significant factors.

General, administrative and occupancy expenses increased by $6.2 million for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to a $8.2 million increase in the amortization of capitalized cloud computing costs, primarily related to the order management system transformation project, which was completed in the second quarter of 2023, a $7.7 million increase in legal and professional fees primarily due to consultancy fees related to certain acquisition and other project costs, and a $4.2 million increase in hardware and software licensing costs. These increases were partially offset by a $9.3 million charge related to a separately managed account trade error recognized during 2023 and a subsequent insurance reimbursement of $4.7 million recognized during 2024.

Impairment of assets

Asset impairment charges increased by $8.1 million for the year ended December 31, 2025, compared to the same period in 2024. Certain capitalized costs were impaired as a result of a strategic decision in 2025 to transition our investment management platform to Aladdin. Capitalized costs are recorded within other non-current assets in our Consolidated Balance Sheets.

Depreciation and amortization

Depreciation and amortization expenses increased by $11.8 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to the amortization of intangible assets related to the acquisition of a controlling interest in VPC in the fourth quarter 2024.

Depreciation and amortization expenses increased by $1.6 million for the year ended December 31, 2024, compared to the same period in 2023. There were no significant movements contributing to the year-over-year variance.

Non-Operating Income and Expenses

	Year ended December 31,			2025 vs.	2024 vs.
	2025	2024	2023	2024	2023
Non-operating income and expenses (in millions):
Interest expense	$(24.2)	$(18.0)	$(12.7)	34%	42%
Investment gains, net	146.9	70.8	43.4	n/m*	63%
Other non-operating income (expense), net	53.8	(86.6)	12.6	n/m*	n/m*
Income tax provision	(245.7)	(166.3)	(100.3)	48%	66%

* n/m - Not meaningful.

Interest expense

Interest expense increased by $6.2 million for the year ended December 31, 2025, compared to the same period in 2024, and by $5.3 million for the year ended December 31, 2024, compared to the same period in 2023. The increases were primarily due to higher interest expense on the 5.450% Senior Notes due 2034 (“2034 Senior Notes”), which were issued in the fourth quarter of 2024, compared to interest expense on the 4.875% Senior Notes due 2025 (“2025 Senior Notes”), which were redeemed in the fourth quarter of 2024. Proceeds from the 2034 Senior Notes were used to redeem the 2025 Senior Notes.

Investment gains, net

The components of investment gains, net for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Year ended December 31,
	2025	2024	2023
Investment gains (losses), net (in millions):
Seeded investment products and hedges, net	$33.4	$36.4	$20.3
Third-party ownership interests in seeded investment products	97.4	37.5	34.7
Equity method investments	(5.6)	(5.6)	(13.5)
Deferred equity plan	19.9	1.8	1.0
Other	1.8	0.7	0.9
Investment gains, net	$146.9	$70.8	$43.4

Investment gains, net improved by $76.1 million during the year ended December 31, 2025, compared to the same period in 2024, and improved by $27.4 million during the year ended December 31, 2024, compared to the same period in 2023. These changes were primarily driven by the consolidation and deconsolidation of third-party ownership interests in seeded investment products, as well as fair value adjustments related to the investment products. Investment gains, net for the year ended December 31, 2025, was also impacted by an $18.1 million favorable fair value adjustment on investments related to our deferred equity plan. In addition, a $12.5 million charge due to a correction of an error of previously recognized earnings associated with an equity method investment impacted investment gains, net for the year ended December 31, 2023.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income (expense), net

Other non-operating income (expense), net improved by $140.4 million for the year ended December 31, 2025, compared to the same period in 2024. The improvement was primarily driven by a $136.7 million benefit in the year-over-year change in the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities, and a $24.4 million favorable fair value adjustment on acquisition-related contingent consideration. These increases were partially offset by a $9.5 million unfavorable fair value adjustment on a warrant and option, and an $8.0 million decrease in interest income, primarily due to lower interest rates on cash balances.

Other non-operating income (expense), net declined by $99.2 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to a year over year change of $133.4 million in the reclassification of accumulated foreign currency translation adjustments to net income related to liquidated JHG entities. This decrease was partially offset by a $13.4 million provision for a credit loss and an $11.9 million contingent consideration fair value adjustment, both recognized during 2023, and an $8.8 million increase in interest income primarily driven by higher interest rates on cash balances.

Income tax provision

Our effective tax rates for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Year ended December 31,
	2025	2024	2023
Effective tax rate	21.3%	27.2%	19.0%

The change in the effective tax rate for the year ended December 31, 2025, compared to the same period in 2024, was primarily attributable to the absence of certain non-deductible items recognized in the prior year. The 2024 effective tax rate included the impact of the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities, which were treated as non-deductible for tax purposes. The 2025 effective tax rate was further impacted by disallowed noncontrolling interest associated with seeded investment products.

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

On July 4, 2025, U.S. President Donald Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes changes to certain corporate income tax provisions, including the capitalization of research and development expenditures, limitations on interest expense deductibility, and accelerated depreciation for qualified fixed assets. In accordance with ASC 740, we recognized the effects of the enacted provisions in the period of enactment to the extent of applicable for the year ended December 31, 2025. The impact of these provisions was not material to our effective tax rate or cash flows.

The Organization for Economic Co-operation and Development (“OECD”) has issued a framework establishing a global minimum corporate income tax of 15% applicable to certain multinational enterprises (Pillar 2). Various components of Pillar 2 became effective beginning January 1, 2024, with additional provisions effective January 1, 2025.

In the United Kingdom, the Finance (No. 2) Act 2023, enacted on June 30, 2023, introduced a global minimum effective tax rate of 15%, including a qualified domestic minimum top-up tax and a multinational top-up tax, applicable to accounting periods beginning on or after December 31, 2023. Although the United States has not enacted legislation to implement Pillar 2, certain jurisdictions in which the company operates have enacted or are in the process of implementing similar legislation.

As of December 31, 2025, the impact of Pillar 2 on our effective tax rate, results of operations, financial position, and cash flows was not significant to the consolidated financial statements.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the years ended December 31, 2025, 2024 and 2023 (in millions, except per share and operating margin data):

	Year ended December 31,
	2025	2024	2023
Reconciliation of revenue to adjusted revenue:
Revenue	$3,097.3	$2,473.2	$2,101.8
Management fees	(215.7)	(198.9)	(164.8)
Shareowner servicing fees	(209.6)	(194.4)	(172.4)
Other revenue	(136.2)	(139.1)	(118.7)
Adjusted revenue(1)	2,535.8	$1,940.8	$1,645.9
Reconciliation of operating expenses to adjusted operating expenses:
Operating expenses	$2,120.5	$1,827.5	$1,618.1
Employee compensation and benefits(2)	(17.7)	(20.0)	(5.8)
Long-term incentive plans(2)	123.2	(8.1)	(1.2)
Distribution expenses(1)	(556.3)	(520.9)	(455.9)
General, administrative and occupancy(2)	(24.5)	(2.7)	(16.3)
Impairment of assets(3)	(8.1)	—	—
Depreciation and amortization(3)	(13.1)	(3.1)	(1.7)
Adjusted operating expenses	$1,624.0	$1,272.7	$1,137.2
Adjusted operating income	$911.8	$668.1	$508.7
Operating margin(4)	31.5%	26.1%	23.0%
Adjusted operating margin(5)	36.0%	34.4%	30.9%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG:
Net income attributable to JHG	$815.9	$408.9	$392.0
Employee compensation and benefits(2)	12.5	8.5	5.8
Long-term incentive plans(2)	(123.2)	8.1	1.2
General, administrative and occupancy(2)	24.5	2.7	16.3
Impairment of assets(3)	8.1	—	—
Depreciation and amortization(3)	13.1	3.1	1.7
Interest expense(6)	1.1	0.3	—
Investment gains (losses), net(6)	—	0.8	12.5
Other non-operating income (expense), net(6)	(16.5)	136.9	28.6
Income tax benefit (provision)(7)	15.3	(4.4)	(22.9)
Net loss (income) attributable to noncontrolling interests(8)	(4.8)	(1.2)	—
Adjusted net income attributable to JHG	746.0	563.7	435.2
Less: allocation of earnings to participating stock-based awards	(16.1)	(13.6)	(12.4)
Adjusted net income attributable to JHG common shareholders	$729.9	$550.1	$422.8
Weighted-average common shares outstanding — diluted	152.7	155.8	160.5
Diluted earnings per share(9)	$5.23	$2.56	$2.37
Adjusted diluted earnings per share(10)	$4.78	$3.53	$2.63

(1)

We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution and servicing related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and service fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fees. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue. In addition to the adjustments related to distribution and servicing activities, other revenue for the years ended December 31, 2025 and 2024, includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(2)

Reconciling items for the year ended December 31, 2025, primarily include:

•  In the year ended December 31, 2025, we recognized significant performance fees from certain of our funds. A material portion of the direct compensation cost generated by this revenue is deferred into future periods on a U.S. GAAP basis. Given the magnitude of this performance fee revenue, the adjusted results for the year ended December 31, 2025, accelerate the deferred cost of $125.8 million in the same period as the associated revenue to better reflect the overall economics of this arrangement.

•  An adjustment to remove $13.6 million of accelerated cloud-based asset amortization related to the strategic decision to transition our investment management platform to Aladdin.

•  An adjustment to remove employee redundancy expenses and the acceleration of long-term incentive plan expenses related to the departure of certain employees.

•  An adjustment to remove legal and consulting costs related to certain acquisitions and the Merger Agreement.

•  An adjustment to remove the expense impact associated with a pass-through employee secondment arrangement with a joint venture.

Reconciling items for the year ended December 31, 2024, primarily include:

•  An adjustment to remove the impact of an insurance reimbursement related to a separately managed account trade error that occurred in 2023.

•  An adjustment to remove employee redundancy expenses and the acceleration of long-term incentive plan expenses related to the departure of certain employees.

•  An adjustment to remove certain acquisition-related expenses.

•  An adjustment to remove the expense impact associated with a pass-through employee secondment arrangement with a joint venture.

Reconciling items for the year ended December 31, 2023, primarily include:

•  An adjustment to remove the expense impact of a separately managed account trade error.

•  An adjustment to remove redundancy expenses and the acceleration of long-term incentive plan expense related to the departure of certain employees.

•  An adjustment to remove the rent expense, rent income and other rent-related adjustments associated with subleased office space.

JHG management believes these costs do not represent our ongoing operations.

(3)

Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. The intangible assets are amortized on a straight-line basis over the expected life of the assets, and the amortization of the assets is removed from our adjusted results. In addition, the reconciliation for the year ended December 31, 2025, includes an adjustment to remove the impairment expense associated with the impairment of certain capitalized costs related to the strategic decision to transition our investment management platform to Aladdin. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)

Reconciling items for the year ended December 31, 2025, primarily include:

•  An adjustment to remove changes in fair value of acquisition-related contingent consideration, warrants and options.

•  An adjustment to remove the reclassification of accumulated foreign currency translation adjustments to net income. The reclassification resulted from the liquidation of JHG entities.

Reconciling items for the year ended December 31, 2024, primarily include:

•  An adjustment to remove the reclassification of accumulated foreign currency translation adjustments to net income. The reclassification resulted from the liquidation of JHG entities.

Reconciling items for the year ended December 31, 2023, primarily include:

•  An adjustment to remove a provision for a credit loss and changes in the fair value of contingent consideration related to the 2022 sale of Intech.

•  An adjustment to remove the impact of correcting an error associated with previously recognized earnings of an equity method investment.

•  An adjustment to remove the reclassification of accumulated foreign currency translation adjustments to net income. The reclassification resulted from the liquidation of JHG entities.

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

(8)

Reconciling items for the years ended December 31, 2025 and 2024, include an adjustment to remove the noncontrolling interest on amortization of acquisition-related intangible assets. JHG management believes these non-cash and acquisition-related costs do not represent our ongoing operations.

(9)	Diluted earnings per share is net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

(10)	Adjusted diluted earnings per share is adjusted net income attributable to JHG common shareholders divided by weighted-average diluted common shares outstanding.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, and further capital and credit market activities, if necessary, provides us with sufficient resources to meet present and future cash needs, including operating and other obligations as they fall due and anticipated future capital requirements. The following table summarizes key balance sheet data relating to our liquidity and capital resources as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Cash and cash equivalents held by the Company	$1,243.7	$1,190.9
Investments held by the Company	$656.6	$474.1
Fees and other receivables	$756.5	$356.6
Long-term debt	$395.5	$395.0

Cash and cash equivalents primarily consist of cash held at banks, on-demand deposits, investments in money market instruments, highly liquid short-term debt securities and commercial paper with a maturity date of three months or less. Cash and cash equivalents exclude cash held by consolidated variable interest entities (“VIEs”) and consolidated voting rights entities (“VREs”), and investments exclude noncontrolling interests as these assets are not available to us for general corporate purposes.

Investments held by us represent seeded investment products (exclusive of noncontrolling interests), investments related to deferred compensation plans and other less significant investments classified as current assets in our Consolidated Balance Sheets.

We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to meet our liquidity needs through the expected closing date (mid-2026) of the Merger Agreement. In connection with the Merger, we have incurred, and expect to continue incurring, Merger-related costs, however, we do not expect them to materially affect our ability to fund operations prior to closing the Merger. The Merger Agreement includes customary interim operating covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness, declare dividends, repurchase shares of common stock or make capital expenditures, among other things, without consent. These restrictions did not materially impact our liquidity during the year ended December 31, 2025, and are not expected to constrain our ability to operate in the ordinary course prior to the closing of the Merger.

If the Merger Agreement is terminated, under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee equal to $297,130,000 (or, if the Merger Agreement is terminated due to a failure of our shareholders to approve the Merger at the shareholder's meeting, we would be required to reimburse Parent for expenses incurred by or on Parent's behalf, up to the an amount not to exceed $111,420,000). If the Merger Agreement is terminated and payment of the termination fee is required, we expect to continue to have sufficient liquidity to fund our operations and meet obligations for the foreseeable future.

Cash Flows

A summary of cash flow data for the years ended December 31, 2025, 2024 and 2023, was as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Cash flows provided by (used for):
Operating activities	$719.5	$694.6	$441.6
Investing activities	(461.0)	(285.4)	(328.9)
Financing activities	(239.1)	(324.4)	(151.9)
Effect of exchange rate changes on cash and cash equivalents	39.3	(18.1)	30.9
Net change in cash and cash equivalents	58.7	66.7	(8.3)
Cash balance at beginning of period	1,234.8	1,168.1	1,176.4
Cash balance at end of period	$1,293.5	$1,234.8	$1,168.1

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the years ended December 31, 2025, 2024 and 2023, was as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Purchases of investments by consolidated seeded investment products, net	$(261.4)	$(101.4)	$(224.9)
Seed capital hedges, net	(94.0)	(10.7)	(37.5)
Purchases of investments, net	(85.5)	(37.0)	(59.7)
Purchases of property, equipment and software	(8.6)	(10.1)	(10.8)
Acquisitions, net of cash acquired	(2.4)	(126.9)	—
Other, net	(9.1)	0.7	4.0
Cash used for investing activities	$(461.0)	$(285.4)	$(328.9)

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

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment or seeding in a product. The primary purpose of seeded investment products is to generate an investment performance track record in these products and leverage that track record to attract third-party investors. We may redeem our seed capital investments for a variety of reasons, including when third-party investments in the relevant product are sufficient to sustain the investment strategy. The cash associated with seeding and redeeming seeded investment products is reflected in the above table as purchases of investments, net.

The transactions discussed above represent a majority of the activity within investing activities on our Consolidated Statements of Cash Flows. Additionally, for the years ended December 31, 2025 and 2024, cash used for investing activities was also driven by acquisitions. Refer to Note 3 — Acquisitions and Dispositions, in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our acquisitions.

Financing Activities

Cash used for financing activities for the years ended December 31, 2025, 2024 and 2023, was as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Dividends paid to shareholders	$(249.2)	$(250.1)	$(258.7)
Purchase of common stock for the share buyback program	(169.4)	(208.2)	(61.9)
Purchase of common stock for stock-based compensation plans	(96.5)	(79.8)	(57.4)
Third-party capital invested into consolidated seeded investment products, net	267.3	123.1	227.2
Issuance of long-term debt	—	394.9	—
Repayment of current portion of long-term debt	—	(304.0)	—
Other, net	8.7	(0.3)	(1.1)
Cash used for financing activities	$(239.1)	$(324.4)	$(151.9)

The majority of cash flows within financing activities were driven by third-party capital invested into consolidated seeded investment products, net, payment of dividends to shareholders and the purchase of common stock as part of the Corporate Buyback Programs and for stock-based compensation plans. For the year ended December 31, 2024, cash flows within financing activities were also driven by the repayment of the 2025 Senior Notes and the issuance of the 2034 Senior Notes.

Third-party capital invested into consolidated seeded investment products, net represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.

Other Sources of Liquidity

At December 31, 2025, we had a $200 million unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2030.

As part of the Merger Agreement, our borrowings under the Credit Facility may not exceed $75 million absent consent from the Parent.

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

Regulatory Capital

We are subject to regulatory oversight by the SEC, FINRA, CFTC, FCA and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for MiFID investment firms (“MIFIDPRU”). The combined capital requirement is £155.1 million ($208.6 million), resulting in £309.8 million ($416.7 million) of capital above the requirement as of December 31, 2025, based upon internal calculations and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Contractual Obligations

Contractual obligations and associated maturities relate to debt, interest payments and finance and operating leases. As of December 31, 2025, our contractual obligations related to debt and interest payments totaled $589.5 million, with $21.8 million of interest payable within 12 months. As of December 31, 2025, we had operating and finance lease payment obligations of $131.1 million, with $18.5 million payable within 12 months.

Short-Term Liquidity Considerations

Common Stock Purchases — Corporate Buyback Program

On May 1, 2024, our Board of Directors approved the 2024 Corporate Buyback Program under which we were authorized to repurchase up to $150.0 million of our common stock, and on October 30, 2024, our Board of Directors approved an incremental share buyback authorization to repurchase up to an additional $50.0 million of our common stock at any time prior to the date of our 2025 Annual General Meeting of Shareholders, which was held on April 30, 2025. As of April 30, 2025, cumulative shares of common stock repurchased under the 2024 Corporate Buyback Program were 3,778,622 shares of common stock for $146.8 million.

On April 30, 2025, our Board of Directors approved the 2025 Corporate Buyback Program under which we were authorized to repurchase up to $200.0 million of our common stock at any time prior to the date of our 2026 Annual General Meeting of Shareholders. Repurchases under the 2025 Corporate Buyback Program may be effected through a variety of methods, including open market repurchases in compliance with Rule 10b-18 under the Exchange Act (including through the use of trading plans intended to comply with Rule 10b5-1 under the Exchange Act), privately-negotiated transactions, accelerated stock repurchase plans, block purchases or other similar purchase techniques. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares of common stock repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions and other relevant factors. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of December 31, 2025, cumulative shares of common stock repurchased under the 2025 Corporate Buyback Program were 3,482,204 for $142.7 million.

As part of the Merger Agreement, common stock repurchases under the 2025 Corporate Buyback Program have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement.

Common Stock Purchases — Share Plan Purchases

On May 1, 2024, our Board of Directors approved the repurchase of up to 5,000,000 additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2025 Annual General Meeting of Shareholders, which was held on April 30, 2025. As of April 30, 2025, cumulative shares of common stock repurchased under the 2024 Share Plan Repurchases were 250,001 shares of common stock for $8.6 million.

On April 30, 2025, our Board of Directors approved the repurchase of up to 6,000,000 additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2026 Annual General Meeting of Shareholders. As of December 31, 2025, cumulative shares of common stock repurchased under the 2025 Share Plan Repurchases were 2,500,200 for $92.3 million.

As part of the Merger Agreement, common stock repurchases under the Share Plan Repurchases have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement.

Dividends

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, general business conditions and legal requirements.

Dividends declared and paid during the year ended December 31, 2025, were as follows:

Dividend	Date	Dividends paid	Date
per share	declared	(in US$ millions)	paid
$0.39	January 30, 2025	$61.5	February 27, 2025
$0.40	April 30, 2025	$63.8	May 29, 2025
$0.40	July 30, 2025	$62.4	August 28, 2025
$0.40	October 29, 2025	$61.5	November 26, 2025

As part of the Merger Agreement, we have suspended any quarterly dividends that would otherwise be declared and paid on our common stock during the period from the date of the Merger Agreement through the earlier of the closing of the Merger or the termination of the Merger Agreement.

Long-Term Liquidity Considerations

Given the Merger Agreement, our long-term liquidity considerations are focused on maintaining sufficient liquidity to operate in ordinary course through the expected closing date of the Merger (mid-2026).

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

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

Consolidated Investment Products

We consolidate our seeded investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the VRE or we are the primary beneficiary of a VIE. Assessing whether a product is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and the nature and extent of our involvement with the product. We consolidate seeded investment products accounted for as VREs when we are considered to control such products, which generally exists if we have a greater than 50% voting equity interest. We consolidate a VIE if we are the VIE’s primary beneficiary, which requires judgment in determination. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the product or the right to receive benefits from the product that potentially could be significant to the VIE. VIEs are generally subject to consolidation by us when we hold an economic interest of greater than 9% and we deconsolidate such VIEs once equity ownership falls at or below 9%. VIEs are also subject to specific disclosure requirements. See Note 4 — Consolidation, in Part II, Item 8, Financial Statements and Supplementary Data, for more information.

Accounting for Goodwill and Intangible Assets

The recognition and measurement of goodwill and intangible assets require significant management estimates and judgment, including the valuation and expected life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. The initial estimated fair value of indefinite-lived and definite-lived intangible assets is based on the present value of estimated future cash flows attributable to the agreements and contracts. Significant assumptions used to determine estimated fair value include AUM, investment management fee rates, discount rates, and expenses. The estimated fair value of trade names is determined using the relief from royalty on the present value of estimated future cash flows. Significant assumptions used to determine fair value align with the aforementioned assumptions for indefinite lived and definite lived intangible assets, however, assumptions also include the royalty rate to determine the estimated fair value of trade names. We believe the assumptions used to determine the estimated fair value are reasonable, however, they are inherently uncertain and unpredictable and thus they may differ from actual results.

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

Definite-lived intangible assets represent certain other investment management contracts, relationships and trademarks, which are amortized over their estimated lives using the straight-line method.

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

We performed our annual assessment as of October 1, 2025. We initially assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. As part of our qualitative test, along with considering macroeconomic conditions and the unadjusted book value per share, we performed a quantitative calculation to estimate the enterprise value of the reporting unit, comparing it to the carrying value of the reporting unit. The results of the goodwill assessment revealed it is more likely than not that the estimated fair value of the reporting unit was greater than the carrying value as of October 1, 2025. The most significant inputs into the enterprise value assessment are our stock price.

We also assessed the indefinite-lived intangible assets for impairment as of October 1. We used a qualitative approach to determine the likelihood of impairment, with AUM being the focus of the assessment. After reviewing the results of the qualitative assessment, we determined it is more likely than not that the fair values exceeded carrying values.

Our definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no unfavorable events or changes in circumstances during the year ended December 31, 2025.

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

Actuarial gains and losses arise as a result of differences between actual experience and actuarial assumptions. We have adopted the “10% corridor” method for recognizing actuarial gains and losses. This means that cumulative actuarial gains or losses up to an amount equal to 10% of the higher of the liabilities and the assets of the scheme (“corridor”) have no immediate impact on net income and are instead recognized through other comprehensive income. Cumulative gains or losses greater than this corridor are amortized to net income over the average future lifetime of inactive members of the plan on the grounds that there are no further active members of the plan remaining.

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

The table below shows the movement in funded status that would result from certain sensitivity changes (in millions):

Hypothetical decrease
in funded status at
December 31, 2025
Discount rate: -0.1%	$5.1
Inflation: +0.1%	$1.2
Life expectancy: +1 year at age 65	$15.9
Market value of return seeking portfolio falls 25%	$0.3

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

In the assessment of uncertain tax positions, significant management judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable tax outcomes and the potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences on settlement of our uncertain tax positions may be materially different than management’s current estimates. As of December 31, 2025, unrecognized tax benefits were $35.0 million.

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

Performance Fees

Performance fee revenue is derived from a number of funds and clients. As a result, our revenues are subject to volatility beyond market-based fluctuations discussed in the Management Fees section above. Performance fees are specified in certain fund and client contracts and are based on investment performance either on an absolute basis or compared to an established index over a specified period of time. Certain U.S. mutual funds contracts allow for negative performance fees where there is underperformance against the relevant index. In many cases, performance fees are subject to a HWM. Performance fees are recognized at the end of the contractual period (typically monthly, quarterly or annually). Our performance fees depend on internal performance and market trends, and are, therefore, subject to volatility year-over-year. We recognized performance fees of $460.0 million, $70.4 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, our AUM subject to performance fees totaled $128.4 billion and $110.0 billion, respectively.

Investments

At December 31, 2025, we were exposed to market price risk as a result of investments in our Consolidated Balance Sheets. The following is a summary of the effect that a hypothetical 10% increase or decrease in market prices would have on our current investments subject to market price fluctuations as of December 31, 2025 (in millions):

		Fair value	Fair value
		assuming a 10%	assuming a 10%
	Fair value	increase	decrease
Current investments:
Seeded investment products (including VIEs)	$1,466.4	$1,613.0	$1,319.8
Investments related to deferred compensation plans	63.0	69.3	56.7
Other investments	4.3	4.7	3.9
Total current investments	$1,533.7	$1,687.1	$1,380.3

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

Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using index and commodity futures (“futures”), contracts for difference, credit default swaps, total return swaps and To-Be-Announced securities (“TBAs”). Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts.

We were party to the following derivative instruments as of December 31, 2025 and 2024 (in millions):

	Notional value
	December 31, 2025	December 31, 2024
Futures and contracts for difference	$1,594.1	$789.0
Credit default swaps	$184.6	$148.5
Total return swaps	$34.9	$69.7
Foreign currency forward contracts	$300.3	$328.2
TBAs	$40.2	$9.1

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

The notional value of the foreign currency forward contracts and swaps was nil and $38.4 million at December 31, 2025 and 2024, respectively. Changes in fair value of the derivatives are recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP (PCAOB ID 238)	42
Management’s Report on Internal Control Over Financial Reporting	44
Consolidated Balance Sheets as of December 31, 2025 and 2024	45
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	46
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	47
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023	48
Notes to the Consolidated Financial Statements	49
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Janus Henderson Group plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Janus Henderson Group plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment and Consolidation of Variable Interest Entities

As described in Note 2 and Note 4 to the consolidated financial statements, the carrying amounts of the Company’s consolidated variable interest entities (“VIEs”) total assets and liabilities were $1,237.1 million and $23.3 million, respectively, as of December 31, 2025. Management performs periodic consolidation analyses of the seeded investment products to determine if the product is a VIE or a voting rights entity, which requires judgment in determination. To determine if the seeded investment product is a VIE, management reviews factors, including whether or not (i) the product has equity that is sufficient to permit it to finance its activities without additional subordinated support from other parties and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the product that most significantly impact the product’s economic performance. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company or third parties, or amendments to the governing documents of investment products), management reviews and reconsiders its previous conclusion regarding the status of a product as a VIE. The Company consolidates a VIE if the Company is the primary beneficiary, which requires judgment in determination. The primary beneficiary of a VIE is the variable interest holder that has a controlling financial interest in the VIE when it has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligation to absorb losses of the product or the right to receive benefits from the product that could potentially be significant to the VIE. Factors considered in management’s assessment when determining (i) whether the seeded investment product is a VIE and, (ii) if determined to be a VIE, whether the Company is the primary beneficiary of the VIE include the product’s legal organization, the product’s capital structure and equity ownership, and the nature and extent of the Company’s involvement with the seeded investment product.

The principal considerations for our determination that performing procedures relating to the assessment and consolidation of VIEs is a critical audit matter are (i) the significant judgment by management when determining (a) whether the seeded investment product is a VIE and, (b) if determined to be a VIE, whether the Company is the primary beneficiary of the VIE; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the product’s legal organization, the product’s capital structure and equity ownership, and the nature and extent of the Company’s involvement with the seeded investment product.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the assessment and consolidation of variable interest entities. These procedures also included, among others, (i) reading governing documents, including partnership agreements, fund prospectus, and/or related contractual arrangements; (ii) evaluating management’s assessment of the product’s legal organization, the product’s capital structure and equity ownership, and the nature and extent of the Company’s involvement with the seeded investment product when determining (a) whether the seeded investment product constitutes a VIE and, (b) if determined to be a VIE, whether the Company is the primary beneficiary of the VIE; and (iii) evaluating management’s assessment over the occurrence of certain events, such as contributions, redemptions or amendments to the governing documents of investment products, to reconsider the status of a product as a VIE.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 25, 2026

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

JHG management has assessed the effectiveness of JHG’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, JHG management used the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, JHG management determined that as of December 31, 2025, JHG’s internal control over financial reporting was effective.

JHG’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of JHG’s internal control over financial reporting as of December 31, 2025, as stated in Item 8 of this Annual Report on Form 10-K.

February 25, 2026

JANUS HENDERSON GROUP PLC

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,253.9	$1,217.2
Investments	364.6	337.1
Fees and other receivables	756.5	356.6
OEIC and unit trust receivables	46.9	68.7
Assets of consolidated VIEs:
Cash and cash equivalents	39.6	17.6
Investments	1,169.1	502.1
Other current assets	28.4	5.7
Other current assets	155.2	134.5
Total current assets	3,814.2	2,639.5
Non-current assets:
Property, equipment and software, net	33.1	39.4
Intangible assets, net	2,527.1	2,473.3
Goodwill	1,621.2	1,550.4
Retirement benefit asset, net	72.0	70.3
Other non-current assets	219.4	190.2
Total assets	$8,287.0	$6,963.1

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$337.5	$266.1
Current portion of accrued compensation, benefits and staff costs	505.2	388.6
OEIC and unit trust payables	46.5	75.6
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	23.3	4.7
Total current liabilities	912.5	735.0

Non-current liabilities:
Accrued compensation, benefits and staff costs	48.5	38.8
Long-term debt	395.5	395.0
Deferred tax liabilities, net	624.8	569.3
Other non-current liabilities	185.7	141.9
Total liabilities	2,167.0	1,880.0

Commitments and contingencies (See Note 19)

REDEEMABLE NONCONTROLLING INTERESTS	844.5	365.0

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, and 154,075,608 and 158,126,855 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	231.1	237.2
Additional paid-in-capital	3,733.6	3,745.3
Treasury shares, 46,306 and 36,171 shares held at December 31, 2025, and December 31, 2024, respectively	(1.2)	(0.9)
Accumulated other comprehensive loss, net of tax	(353.5)	(485.2)
Retained earnings	1,498.4	1,095.1
Total shareholders’ equity	5,108.4	4,591.5
Nonredeemable noncontrolling interests	167.1	126.6
Total equity	5,275.5	4,718.1
Total liabilities, redeemable noncontrolling interests and equity	$8,287.0	$6,963.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Data)

	Year ended December 31,
	2025	2024	2023
Revenue:
Management fees	$2,168.3	$1,957.7	$1,700.1
Performance fees	460.0	70.4	5.1
Shareowner servicing fees	257.3	240.7	213.3
Other revenue	211.7	204.4	183.3
Total revenue	3,097.3	2,473.2	2,101.8
Operating expenses:
Employee compensation and benefits	872.1	716.1	593.3
Long-term incentive plans	183.7	166.6	167.4
Distribution expenses	556.3	520.9	455.9
Investment administration	68.8	58.2	47.4
Marketing	46.9	40.4	36.6
General, administrative and occupancy	348.3	300.8	294.6
Impairment of assets	8.1	—	—
Depreciation and amortization	36.3	24.5	22.9
Total operating expenses	2,120.5	1,827.5	1,618.1
Operating income	976.8	645.7	483.7
Interest expense	(24.2)	(18.0)	(12.7)
Investment gains, net	146.9	70.8	43.4
Other non-operating income (expense), net	53.8	(86.6)	12.6
Income before taxes	1,153.3	611.9	527.0
Income tax provision	(245.7)	(166.3)	(100.3)
Net income	907.6	445.6	426.7
Net income attributable to noncontrolling interests	(91.7)	(36.7)	(34.7)
Net income attributable to JHG	$815.9	$408.9	$392.0

Earnings per share attributable to JHG common shareholders:
Basic	$5.25	$2.57	$2.37
Diluted	$5.23	$2.56	$2.37
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$145.8	$(52.6)	$96.8
Reclassification of foreign currency translation to net income	1.4	138.1	4.7
Actuarial losses	(3.9)	(12.6)	(14.3)
Other comprehensive income, net of tax	143.3	72.9	87.2
Other comprehensive loss (income) attributable to noncontrolling interests	(11.6)	5.5	(3.1)
Other comprehensive income attributable to JHG	$131.7	$78.4	$84.1
Total comprehensive income	$1,050.9	$518.5	$513.9
Total comprehensive income attributable to noncontrolling interests	(103.3)	(31.2)	(37.8)
Total comprehensive income attributable to JHG	$947.6	$487.3	$476.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2025	2024	2023
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$907.6	$445.6	$426.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	24.5	22.9
Deferred income taxes	48.4	2.4	(6.1)
Stock-based compensation plan expense	80.1	71.7	77.4
Reclassification of foreign currency translation to net income	1.4	138.1	4.7
Provision for credit losses and contingent consideration adjustments	(22.2)	—	23.7
Investment gains, net	(146.9)	(70.8)	(43.4)
Other, net	(11.3)	(11.1)	(9.1)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(7.3)	3.0	(3.2)
Fees receivable and other assets	(354.4)	(12.2)	(25.2)
Other accruals and liabilities	187.8	103.4	(26.8)
Net operating activities	719.5	694.6	441.6
Investing activities:
Purchases of:
Investments, net	(85.5)	(37.0)	(59.7)
Property, equipment and software	(8.6)	(10.1)	(10.8)
Investments by consolidated seeded investment products, net	(261.4)	(101.4)	(224.9)
Seed capital hedges, net	(94.0)	(10.7)	(37.5)
Acquisitions, net of cash acquired	(2.4)	(126.9)	—
Other, net	(9.1)	0.7	4.0
Net investing activities	(461.0)	(285.4)	(328.9)
Financing activities:
Purchase of common stock for stock-based compensation plans	(96.5)	(79.8)	(57.4)
Purchase of common stock for the share buyback program	(169.4)	(208.2)	(61.9)
Dividends paid to shareholders	(249.2)	(250.1)	(258.7)
Issuance of long-term debt	—	394.9	—
Repayment of current portion of long-term debt	—	(304.0)	—
Third-party capital invested into consolidated seeded investment products, net	267.3	123.1	227.2
Other, net	8.7	(0.3)	(1.1)
Net financing activities	(239.1)	(324.4)	(151.9)
Cash and cash equivalents:
Effect of foreign exchange rate changes	39.3	(18.1)	30.9
Net change	58.7	66.7	(8.3)
At beginning of period	1,234.8	1,168.1	1,176.4
At end of period	$1,293.5	$1,234.8	$1,168.1
Supplemental cash flow information:
Cash paid for interest	$21.8	$18.5	$14.6
Cash paid for income taxes, net of refunds	$171.0	$133.3	$104.3
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,253.9	$1,217.2	$1,152.4
Cash and cash equivalents held in consolidated VIEs	39.6	17.6	15.7
Total cash and cash equivalents	$1,293.5	$1,234.8	$1,168.1

The accompanying notes are an integral part of these consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Millions)

					Accumulated
			Additional		other		Nonredeemable
	Number of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2023	165.7	$248.5	$3,706.6	$(8.3)	$(647.7)	$1,060.7	$2.8	$4,362.6
Net income	—	—	—	—	—	392.0	—	392.0
Other comprehensive income	—	—	—	—	79.4	—	—	79.4
Reclassification of foreign currency translation to net income	—	—	—	—	4.7	—	—	4.7
Dividends paid to shareholders ($1.56 per share)	—	—	0.1	—	—	(258.8)	—	(258.7)
Purchase of common stock for the share buyback program	(2.4)	(3.5)	—	—	—	(58.4)	—	(61.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Purchase of common stock for stock-based compensation plans	—	—	(56.4)	(1.0)	—	—	—	(57.4)
Vesting of stock-based compensation plans	—	—	(8.4)	8.2	—	—	—	(0.2)
Stock-based compensation plan expense	—	—	77.4	—	—	—	—	77.4
Proceeds from stock-based compensation plans	—	—	3.0	—	—	—	—	3.0
Balance at December 31, 2023	163.3	$245.0	$3,722.3	$(1.1)	$(563.6)	$1,135.5	$0.2	$4,538.3
Net income (loss)	—	—	—	—	—	408.9	(0.9)	408.0
Other comprehensive loss	—	—	—	—	(59.7)	—	—	(59.7)
Reclassification of foreign currency translation to net income	—	—	—	—	138.1	—	—	138.1
Dividends paid to shareholders ($1.56 per share)	—	—	—	—	—	(250.1)	—	(250.1)
Purchase of common stock for the share buyback program	(6.0)	(9.0)	—	—	—	(199.2)	—	(208.2)
Acquisition of VPC	0.8	1.2	29.9	—	—	—	127.3	158.4
Purchase of common stock for stock-based compensation plans	—	—	(78.6)	(1.2)	—	—	—	(79.8)
Vesting of stock-based compensation plans	—	—	(1.4)	1.4	—	—	—	—
Stock-based compensation plan expense	—	—	71.7	—	—	—	—	71.7
Proceeds from stock-based compensation plans	—	—	1.4	—	—	—	—	1.4
Balance at December 31, 2024	158.1	$237.2	$3,745.3	$(0.9)	$(485.2)	$1,095.1	$126.6	$4,718.1
Net income (loss)	—	—	—	—	—	815.9	(6.5)	809.4
Other comprehensive income	—	—	—	—	130.3	—	—	130.3
Reclassification of foreign currency translation to net income	—	—	—	—	1.4	—	—	1.4
Dividends paid to shareholders ($1.59 per share)	—	—	0.1	—	—	(249.3)	—	(249.2)
Purchase of common stock for the share buyback program	(4.1)	(6.1)	—	—	—	(163.3)	—	(169.4)
Consolidation of investment product, net	—	—	—	—	—	—	33.5	33.5
Acquisition and changes in ownership of noncontrolling interests, net	0.1	—	1.9	—	—	—	13.5	15.4
Purchase of common stock for stock-based compensation plans	—	—	(94.3)	(2.2)	—	—	—	(96.5)
Vesting of stock-based compensation plans	—	—	(1.8)	1.9	—	—	—	0.1
Stock-based compensation plan expense	—	—	80.1	—	—	—	—	80.1
Proceeds from stock-based compensation plans	—	—	2.3	—	—	—	—	2.3
Balance at December 31, 2025	154.1	$231.1	$3,733.6	$(1.2)	$(353.5)	$1,498.4	$167.1	$5,275.5

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. We applied a prospective adoption approach, and the adoption of this new guidance did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

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

Consolidation of Investment Products

We perform periodic consolidation analyses of our seeded investment products to determine if the product is a VIE or a VRE, which requires judgment in determination. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and the nature and extent of our involvement with the product. Investment products that are determined to be VIEs are consolidated if we are the primary beneficiary of the products. VREs are consolidated if we hold the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by JHG or third parties, or amendments to the governing documents of our investment products), management reviews and reconsiders its previous conclusion regarding the status of a product as a VIE or a VRE. Additionally, management continually reconsiders whether we are considered a VIE’s primary beneficiary and thus would be required to consolidate such product or discontinue consolidation of the VIE if we are no longer considered the primary beneficiary.

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

We consolidate a VIE if we are the VIE’s primary beneficiary , which requires judgment in determination. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the product or the right to receive benefits from the product that potentially could be significant to the VIE. Factors considered in this assessment include the product’s legal organization, the product’s capital structure and equity ownership, and the nature and extent of our involvement with the product.

We are the manager of various types of seeded investment products, which may be considered VIEs. Our involvement in financing the operations of the VIEs is generally limited to our investments in the products.

VIEs are generally subject to consolidation by us when we hold an economic interest of greater than 9%. VIEs are subject to specific disclosure requirements.

Voting Rights Entities

We consolidate seeded investment products accounted for as VREs when we are considered to control such products, which generally exists if we have a greater than 50% voting equity interest, which requires judgment in determination.

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

Property, equipment and capitalized software are evaluated for impairment by assessing if future undiscounted cash flows are less than the carrying amount of the asset. If future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. The evaluation is based on an estimate of the future cash flows expected to result from the use of the asset and its eventual disposal. There were no impairments of property, equipment and software for the years ended December 31, 2025, 2024 and 2023.

Cloud Computing Arrangements

Costs paid to vendors for third-party cloud-based hosting services are capitalized and recorded to other current assets or other non-current assets and subsequently amortized to general, administrative and occupancy expense on a straight-line basis over the life of the contract. Implementation costs incurred related to the cloud hosting arrangement are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. We capitalize costs incurred during the application development stage to other assets and other non-current assets and subsequently amortize those costs to general, administrative and occupancy expense on a straight-line basis over the life of the contract beginning when the asset is ready for its intended use. Capitalized cloud computing costs are evaluated for impairment in a manner similar to property, equipment and software.

Debt

Long-term debt consists of senior notes and is stated at amortized cost using the effective interest rate method. Amortized cost is calculated by taking into account any issuance costs and any discount or premium on settlement. Debt will cease to be recognized when the obligation under the liability has been discharged or cancelled or has expired.

Investments

Seeded Investment Products

We periodically add new investment strategies to our investment product offerings by providing the initial cash investment (“seed capital”). The primary purpose of seed capital is to generate an investment performance track record in a product to attract third-party investors. Seeded investment products are first assessed for consolidation. If it is determined consolidation is required, the individual securities within the portfolio are accounted for as investments on the Consolidated Balance Sheets. If consolidation is not required, the fair value is determined using the number of shares held multiplied by the share price of the respective fund. The change in fair value of seeded investment products is recorded within investment gains (losses), net in our Consolidated Statements of Comprehensive Income. Noncontrolling interests in consolidated seeded investment products represent third-party ownership interests and are included within investments in our Consolidated Balance Sheets. These assets are not available for general corporate purposes and generally may be redeemed by the third parties at any time.

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

Investments in Advised Mutual Funds and Investments Related to the Economic Hedging of Deferred Compensation

We grant mutual fund share awards to employees that are indexed to certain funds managed by us. Upon vesting, participants receive the value of the mutual fund share awards adjusted for gains or losses attributable to the funds to which the award was indexed, subject to tax withholding, or participants receive shares in the fund. When investments in our fund products are purchased and held against deferred compensation liabilities, any movement in the fair value of the assets and corresponding movements in the deferred compensation liability are recognized within the Consolidated Statements of Comprehensive Income.

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

Derivative Instruments

We use derivative financial instruments to mitigate certain price, interest rate, foreign currency and credit risk. We do not designate derivative instruments as hedges for accounting purposes.

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

●	Level 3 — Valuation inputs are unobservable and significant to fair value measurement.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Level 1 Fair Value Measurements

Our Level 1 fair value measurements consist mostly of seeded investment products, investments in advised mutual funds, cash equivalents and investments related to deferred compensation plans with quoted market prices in active markets. The fair value level of consolidated seeded investment products is determined by the underlying securities of the product. The fair value level of unconsolidated seeded investment products is generally determined by the NAV, which is considered a quoted price in an active market.

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

Level 3 Fair Value Measurements

Our assets and liabilities measured at Level 3 are primarily deferred compensation liabilities that are held against investments in our fund products and certain investments within consolidated VIEs and VREs where the significant valuation inputs are unobservable.

Details of inputs used to calculate assets and liabilities measured at Level 3 can be found in Note 10 — Fair Value Measurements in Part II, Item 8, Financial Statements and Supplementary Data.

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

Management fees are primarily earned monthly or quarterly, while performance fees are earned monthly, quarterly or annually, although the frequency of receipt varies between agreements. Management and performance fee revenue earned but not yet received is recognized within fees and other receivables on our Consolidated Balance Sheets.

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

Stock-Based Compensation

We grant stock-based awards to certain employees, all of which are classified as equity settled stock-based payments. Equity settled stock-based payments are measured at the fair value of the shares on the grant date. The awards are expensed, with a corresponding increase in equity, on a graded basis over the vesting period. Forfeitures are recognized as they occur.

The grant date fair value for stock options is determined by using the Black-Scholes option pricing model, and the grant date fair value of restricted stock is determined from the market price on the date of grant. The Black-Scholes model requires management to determine certain variables; the assumptions used in the Black-Scholes option pricing model include dividend yield, expected volatility, risk-free interest rate and expected life. The dividend yield and expected volatility are determined using historical Company data. The risk-free interest rate for options granted is based on the three-year UK treasury coupon at the time of the grant. The expected life of the stock options is generally three years.

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

Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method since we have certain participating restricted stock awards that are paid non-forfeitable dividends. Under the two-class method, net income attributable to JHG is adjusted for the allocation of earnings to participating restricted stock awards.

Diluted earnings per share is further adjusted for the effect of potential common shares unless they are anti-dilutive.

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

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. Intangible assets subject to amortization are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the fair value of our sole reporting unit or intangible asset is less than the carrying value, an impairment is recognized. Any impairment is recognized immediately through net income and cannot subsequently be reversed. We have determined that we have one reporting unit for goodwill impairment testing purposes, which is consistent with internal management reporting and management’s oversight of operations. The Company evaluated the components of its business, which are business units one level below the operating segment level, in making this determination. The company's operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources, and the extent to which they support and benefit from common product development efforts. We may first assess goodwill for impairment using qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

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

Note 3 — Mergers, Acquisitions and Strategic Partnerships

Richard Bernstein Acquisition Announcement

On January 23, 2026, JHG entered into a definitive agreement to acquire 100% of RBA, a research‑driven, macro multi‑asset investment manager headquartered in New York City. As of January 16, 2026, RBA managed approximately $20 billion in client assets. The transaction is expected to close in the second quarter of 2026, subject to customary closing conditions and regulatory approvals. Upon completion, RBA is expected to become a wholly owned subsidiary of the Company. No amounts related to this transaction have been reflected in the accompanying consolidated financial statements.

Merger Agreement

On December 21, 2025, JHG entered into a definitive agreement under which the Company will be acquired by an investor group led by Trian and its affiliated funds and General Catalyst and its affiliated funds, in an all‑cash transaction with an equity value of approximately $7.7 billion. Collectively, the transaction is referred to as the Merger Agreement.

Under the terms of the Merger Agreement, shareholders of the Company will receive $49.00 per share of common stock in cash for each common stock share not already owned or controlled by Trian. The Merger is expected to close in mid‑2026, subject to customary closing conditions, including, among others, receipt of required regulatory approvals, client consents and approval by the Company’s shareholders. No amounts related to the Merger have been reflected in the accompanying consolidated financial statements, other than Merger-related costs incurred by the Company.

Guardian Life Insurance Company of America

On June 30, 2025, JHG entered into a strategic partnership with Guardian, pursuant to which JHG will manage Guardian’s public fixed income asset portfolio, which consists of predominantly investment-grade public fixed income assets.

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

JHG acquired 55% of the voting equity interests for $114.0 million, using existing cash resources, and 824,208 shares of JHG common stock which had a closing market price of $37.74 on October 1, 2024. In addition, subject to achieving certain revenue targets, JHG will deliver earnout consideration to be payable in 2027. As of December 31, 2025 the fair value of the contingent consideration related to the acquisition of VPC was $4.9 million. The maximum total contingent consideration per the agreement is $111.4 million.

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

(1) The fair value of the intangible assets is comprised of investment management contracts with a fair value of $28.0 million, client relationships with a fair value of $20.5 million and a trademark with a fair value of $5.5 million as of the acquisition date. The fair value of the investment management contracts was determined based on the multi-period excess earnings method (a Level 3 input) and has a useful life of approximately 4 years. The fair value of the client relationships was determined based on the multi-period excess earnings method (a Level 3 input) and has a useful life of approximately four to 10 years. The fair value of the trademark was determined based on the relief-from-royalty method (a Level 3 input) and has a useful life of nine years. The useful lives are based on the individual contractual terms and the period over which the majority of cashflows would be realized. The definite lived intangibles are amortized on a straight-line basis over the useful life and have a weighted-average useful life of approximately six years.

(2) The fair value of the noncontrolling interest was determined based on an extrapolation of consideration method.

Further, in addition to our acquisition of VPC, on February 3, 2025, we closed on our acquisition of a 55% voting equity interest in Triumph Capital Markets Holdco, LP (“TCM”), which represents VPC's broker-dealer business. As part of the acquisition, the revenues related to TCM will be considered in the calculation of the earnout consideration payable, which was initially recorded as part of the VPC acquisition. The TCM acquisition is not material to the financial statements.

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

NBK Capital Partners

On September 19, 2024, JHG completed the acquisition of NBK, from the wealth management arm of the National Bank of Kuwait Group, whereby NBK’s private investments team will join JHG as the firm’s new emerging markets private capital division. JHG has acquired 100% of the voting equity interests of NBK. Following the closing of the acquisition, NBK was rebranded as JHIMEL. The acquisition is not material to the financial statements.

Note 4 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated VIEs as of December 31, 2025 and 2024, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Consolidated Balance Sheets pertaining to unconsolidated VIEs as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Unconsolidated VIEs	$5.6	$53.6

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated VREs that were recorded in our Consolidated Balance Sheets, including our net interest in these products, as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Investments	$161.8	$132.5
Cash and cash equivalents	10.2	26.3
Other current assets	8.4	2.7
Accounts payable and accrued liabilities	(3.6)	(0.9)
Total	$176.8	$160.6
Redeemable noncontrolling interests in consolidated VREs	(39.5)	(22.7)
JHG’s net interest in consolidated VREs	$137.3	$137.9

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Consolidated Balance Sheets pertaining to unconsolidated VREs as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Unconsolidated VREs	$96.3	$73.5

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 5 — Investments

Our investments as of December 31, 2025 and 2024, are summarized as follows (in millions):

	December 31,
	2025	2024
Current investments:
Seeded investment products:
Consolidated VIEs	$1,169.1	$502.1
Consolidated VREs	161.8	132.5
Unconsolidated VIEs and VREs	101.9	127.1
Separately managed accounts	33.6	41.9
Total seeded investment products	1,466.4	803.6
Investments related to deferred compensation plans	63.0	29.8
Other investments	4.3	5.8
Total current investments	$1,533.7	$839.2
Non-current investments:
Equity method investments	16.6	23.1
Other non-current investments	8.7	—
Total investments	$1,559.0	$862.3

Investment Gains, Net

Investment gains, net in our Consolidated Statements of Comprehensive Income included the following for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
	2025	2024	2023
Seeded investment products and hedges, net	$33.4	$36.4	$20.3
Third-party ownership interests in seeded investment products	97.4	37.5	34.7
Equity method investments	(5.6)	(5.6)	(13.5)
Deferred equity plan	19.9	1.8	1.0
Other	1.8	0.7	0.9
Investment gains, net	$146.9	$70.8	$43.4

As of  December 31, 2025, 2024 and 2023, cumulative net unrealized gains on seeded investment products and associated derivative instruments held at period end, excluding noncontrolling interests, were $75.9 million, $40.0 million and $2.8 million, respectively.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG. Although gains and losses are unrealized because the investments have not been sold, we adjust their fair value monthly through investment gains, net on our Consolidated Statements of Comprehensive income.

Equity Method Investments

Our equity method investments (other than investments in seeded investment products) include a 49% interest in Privacore Capital LLC and a 20% interest in Long Tail Alpha LLC.

Cash Flows

Cash flows related to our investments for the years ended December 31, 2025, 2024 and 2023, are summarized as follows (in millions):

	Year ended December 31,
	2025			2024			2023
	Purchases	Sales,		Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(456.8)	$195.4	$(261.4)	$(127.8)	$26.4	$(101.4)	$(227.3)	$2.4	$(224.9)
Investments	(414.7)	329.2	(85.5)	(211.0)	174.0	(37.0)	(180.6)	120.9	(59.7)

Note 6 — Derivative Instruments

Derivative Instruments Used to Hedge Seeded Investment Products

We maintain an economic hedge program that uses derivative instruments to mitigate against market exposure of certain seeded investments by using futures, contracts for difference, credit default swaps, total return swaps and TBAs. Certain foreign currency exposures associated with our seeded investment products are also hedged by using foreign currency forward contracts.

We were party to the following derivative instruments as of December 31, 2025 and 2024 (in millions):

	Notional value
	December 31, 2025	December 31, 2024
Futures and contracts for difference	$1,594.1	$789.0
Credit default swaps	184.6	148.5
Total return swaps	34.9	69.7
Foreign currency forward contracts	300.3	328.2
TBAs	40.2	9.1

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains, net in our Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the years ended  December 31, 2025, 2024 and 2023, are summarized as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Futures and contracts for difference	$(49.0)	$(10.5)	$(7.0)
Credit default swaps	(2.2)	(3.0)	(6.5)
Total return swaps	(8.5)	(9.3)	(12.8)
Foreign currency forward contracts	(0.3)	6.4	8.4
TBAs	(1.0)	—	—
Total losses from derivative instruments	$(61.0)	$(16.4)	$(17.9)

As of December 31, 2025 and 2024, the derivative assets and liabilities in our Consolidated Balance Sheets were insignificant.

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

Our consolidated seeded investment products were party to the following derivative instruments as of December 31, 2025 and 2024 (in millions):

	Notional value
	December 31, 2025	December 31, 2024
Futures and contracts for difference	$1,425.9	$160.5
Credit default swaps	5.4	4.3
Total return swaps	35.5	10.3
Interest rate swaps	35.3	13.9
Foreign currency forward contracts	391.4	196.6

As of  December 31, 2025 and 2024, the derivative assets and liabilities in our Consolidated Balance Sheets were insignificant.

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to mitigate against market exposure of certain seed investments. As of  December 31, 2025 and 2024, the fair value of securities sold but not yet purchased was insignificant. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains, net in our Consolidated Statements of Comprehensive Income.

Derivative Instruments — Foreign Currency Hedging Program

We maintain a foreign currency hedging program to take reasonable measures to minimize the income statement effects of foreign currency remeasurement of monetary balance sheet accounts. The program uses foreign currency forward contracts and swaps to achieve its objectives, and it is considered an economic hedge for accounting purposes.

The notional value of the foreign currency forward contracts and swaps as of the year ended December 31, 2025 and 2024, were nil and $38.4 million, respectively.

The derivative assets and liabilities are generally recognized on a gross basis and included in other current assets or in accounts payable and accrued liabilities in our Consolidated Balance Sheets. As of  December 31, 2025 and 2024, the derivative assets and liabilities in our Consolidated Balance Sheets, related to foreign currency hedging, were insignificant.

Changes in fair value of the derivatives are recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income. Foreign currency remeasurement is also recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2025, 2024 and 2023, the change in fair value of the foreign currency forward contracts and swaps was insignificant.

Derivative Instruments — Warrants

Equity warrants issued as part of the 2025 strategic partnership with Guardian are classified as derivative instruments and included in other non-current liabilities in our Consolidated Balance Sheets. As of December 31, 2025, the derivative liability was $26.8 million. Fair value adjustments associated with the warrant liability will be recognized in other non-operating income (expense), net in our Consolidated Statements of Comprehensive Income.

Note 7 — Property, Equipment and Software

The following table presents depreciation expense for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
	2025	2024	2023
Depreciation expense	$16.0	$17.4	$18.4

Property, equipment and software as of December 31, 2025 and 2024, are summarized as follows (in millions):

	Depreciation	December 31,
	period	2025	2024
Furniture, fixtures and computer equipment	3 - 5 years	$56.6	$53.0
Leasehold improvements	Over the shorter of the useful life or the lease term	56.7	53.7
Computer software	3 years	107.2	95.2
Property, equipment and software, gross		$220.5	$201.9
Accumulated depreciation		(187.4)	(162.5)
Property, equipment and software, net		$33.1	$39.4

Note 8 — Goodwill and Intangible Assets

The following tables present movements in our intangible assets and goodwill during years ended  December 31, 2025 and 2024 (in millions):

				Foreign
	December 31,			currency	December 31,
	2024	Amortization	Additions	translation	2025
Indefinite-lived intangible assets:
Investment management agreements	$2,056.5	$—	$—	$25.4	$2,081.9
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	86.1	—	—	4.5	90.6
Investment management agreements	28.0	—	41.1	—	69.1
Trademarks	5.5	—	—	—	5.5
Accumulated amortization	(62.8)	(13.1)	—	(4.1)	(80.0)
Net intangible assets	$2,473.3	$(13.1)	$41.1	$25.8	$2,527.1

Goodwill	$1,550.4	$—	$17.9	$52.9	$1,621.2

				Foreign
	December 31,			currency	December 31,
	2023	Amortization	Additions	translation	2024
Indefinite-lived intangible assets:
Investment management agreements	$2,064.8	$—	$—	$(8.3)	$2,056.5
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	68.6	—	20.5	(3.0)	86.1
Investment management agreements	—	—	28.0	—	28.0
Trademarks	—	—	5.5	—	5.5
Accumulated amortization	(62.1)	(3.1)	—	2.4	(62.8)
Net intangible assets	$2,431.3	$(3.1)	$54.0	$(8.9)	$2,473.3

Goodwill	$1,290.3	$—	$276.6	$(16.5)	$1,550.4

Indefinite-lived intangible assets represent certain investment management contracts where we expect both the renewal of the contracts and the cash flows generated by them to continue indefinitely. Indefinite-lived trademarks relate to the Janus brand, which was subsequently rebranded as Janus Henderson.

Definite-lived intangible assets represent client relationships, investment management contracts and trademarks, which are amortized over their estimated lives using the straight-line method. Definite-lived trademarks were acquired as a result of the 2025 Guardian strategic partnership and the 2024 acquisition of VPC. The remaining estimated weighted-average useful life of definite-lived client relationships, investment management contracts and trademarks is 7.5 years.

Foreign currency translation movements in the table primarily relate to the translation of the intangible assets and goodwill balances denominated in non-USD currencies to our functional and presentational currency of USD using the closing foreign currency exchange rate at the end of each reporting period.

Impairment Assessment

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if changes in circumstances indicate that the carrying value may be impaired. We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1 of each year by performing a qualitative impairment (step 0) test to determine if it is necessary to perform a quantitative impairment test. To assess our goodwill balance, our qualitative impairment test is inclusive of consideration of macroeconomic conditions along with performing a quantitative calculation, to estimate the enterprise value of the reporting unit, under a market value approach, and compared it to the carrying value of the reporting unit. The results of the assessment revealed it is more likely than not that the fair value estimate of the reporting unit was greater than the carrying value. The most significant input into the estimated enterprise value was our stock price.

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

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization:	Amount
2026	$15.2
2027	15.2
2028	13.1
2029	6.7
2030	6.7
Thereafter	28.3
Total	$85.2

Note 9 — Leases

Our leases include operating and finance leases for property and equipment. Property leases include office space in the UK, Europe, the U.S. and the Asia Pacific region. Equipment leases include copiers and server equipment located throughout our office space and off-site. Our leases have remaining lease terms of one year to eight years. Certain leases include options to extend or early terminate the leases; however, we currently have not exercised these options, and they are not reflected in our lease assets and liabilities. The impact of operating leases on our financial statements is summarized below. The impacts related to finance leases on our financial statements were insignificant for all periods presented.

Balance Sheet

Operating lease assets and liabilities in our Consolidated Balance Sheets as of December 31, 2025 and 2024, consisted of the following (in millions):

	December 31,
	2025	2024
Operating lease ROU assets:
Other non-current assets	$97.3	$84.1

Operating lease liabilities:
Accounts payable and accrued liabilities	$14.5	$16.5
Other non-current liabilities	94.7	74.9
Total operating lease liabilities	$109.2	$91.4

Statement of Comprehensive Income

The components of lease expense in our Consolidated Statements of Comprehensive Income during the years ended December 31, 2025, 2024 and 2023, are summarized below (in millions):

	Year ended December 31,
	2025	2024	2023
Operating lease cost(1)	$21.2	$19.9	$22.6

(1)	Included in general, administrative and occupancy in our Consolidated Statements of Comprehensive Income.

We sublease certain office buildings in the UK. For the years ended  December 31, 2025, 2024 and 2023, sublease income received from tenants was insignificant.

For the years ended  December 31, 2025, 2024 and 2023, the impairment of subleased ROU operating assets was insignificant.

Supplemental Information

Cash payments for operating leases included in our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in millions):

	Year ended December 31,
	2025	2024	2023
Operating cash flows from operating leases	$23.5	$27.7	$29.4

Supplemental non-cash lease information, which includes changes in ROU assets for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in millions):

	Year ended December 31,
	2025	2024	2023
Increase (decrease) in ROU assets related to modified operating lease liabilities	$26.0	$(0.3)	$2.7

The weighted-average remaining lease term, weighted-average discount rate and future lease obligations are summarized below.

	As of December 31,
Weighted-average remaining lease term (in months):	2025	2024
Operating leases	82	63

	As of December 31,
Weighted-average discount rate(1):	2025	2024
Operating leases	5.1%	4.3%

(1)	Discounted using incremental borrowing rates determined for each lease as of the date of adoption, including consideration for specific interest rate environments.

Future lease obligations (in millions):	Operating leases
2026	$18.4
2027	20.0
2028	19.9
2029	13.8
2030	18.7
Thereafter	40.0
Total lease payments	130.8
Less interest	21.6
Total	$109.2

Note 10 — Fair Value Measurements

The following table presents assets and liabilities in our consolidated financial statements or disclosed in the notes to our consolidated financial statements at fair value on a recurring basis as of December 31, 2025 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant	Investments
	identical assets	observable	unobservable	valued at
	and liabilities	inputs	inputs	practical
	(Level 1)	(Level 2)	(Level 3)	expedient(1)	Total
Assets:
Cash equivalents	$916.8	$—	$—	$—	$916.8
Current investments:
Consolidated VIEs	819.6	313.1	36.4	—	1,169.1
Other investments	255.8	47.6	10.4	50.8	364.6
Total current investments	1,075.4	360.7	46.8	50.8	1,533.7
Other	—	3.7	0.9	—	4.6
Total assets	$1,992.2	$364.4	$47.7	$50.8	$2,455.1
Liabilities:
Long-term debt(2)	$—	$407.6	$—	$—	$407.6
Deferred bonuses	—	—	122.9	—	122.9
Contingent consideration	—	—	9.5	—	9.5
Warrants	—	26.8	—	—	26.8
Other	4.9	12.4	18.1	—	35.4
Total liabilities	$4.9	$446.8	$150.5	$—	$602.2

(1)	Certain seeded investment products that do not have a readily determinable fair value have been measured at fair value using the NAV as a practical expedient and have not been categorized in the fair value hierarchy.
(2)	Carried at amortized cost in our Consolidated Balance Sheets and disclosed in this table at fair value.

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

Level 3 Fair Value Measurements

Investments

As of December 31, 2025 and 2024, certain investments, primarily related to private market strategies, within consolidated VIEs and VREs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the years ended December 31, 2025 and 2024, were as follows (in millions):

	Year ended December 31,
	2025	2024
Beginning of period fair value	$4.5	$1.1
Fair value adjustments	(1.6)	1.4
Purchases of securities, net	44.8	2.0
End of period fair value	$47.7	$4.5

Changes in fair value of our Level 3 liabilities for the years ended December 31, 2025 and 2024, were as follows (in millions):

	Year ended December 31,
	2025	2024
Beginning of period fair value	$146.1	$117.6
Fair value adjustments	3.6	13.1
Settlements	(2.1)	(0.3)
Vesting of deferred bonuses	(88.9)	(85.7)
Amortization of deferred bonuses	68.5	70.8
Foreign currency translation	2.7	0.4
Additions	20.6	30.2
End of period fair value	$150.5	$146.1

Nonrecurring Fair Value Measurements

Nonrecurring Level 3 fair value measurements include goodwill, intangible assets and contingent consideration liabilities. We measure the fair value of goodwill and intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used to determine estimated fair value include AUM, investment management fee rates, discount rates and expenses. Refer to Note 8 — Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on the impairment assessments. We measure the fair value of the contingent consideration liabilities on initial recognition using the Monte Carlo method, which requires assumptions regarding projected future earnings and discount rate. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3.

Investments Valued at Practical Expedient

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment, we use the NAV as the fair value. As such, investments in private investment funds with a fair value of $50.8 million are excluded from the fair value hierarchy as of December 31, 2025. Further, the respective fund’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the fund to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2025, the investments valued at the practical expedient had $17.9 million of associated unfunded commitments.

Note 11 — Debt

Our debt as of December 31, 2025 and 2024, consisted of the following (in millions):

	Carrying Value
	December 31, 2025	December 31, 2024
5.450% Senior Notes due 2034	$395.5	$395.0

5.450% Senior Notes Due 2034

The 2034 Senior Notes have a principal amount of $400.0 million as of  December 31, 2025, pay interest at 5.450% semiannually on March 10 and September 10 of each year, and mature on September 10, 2034. The 2034 Senior Notes include unamortized debt discount and issuance costs of $4.5 million at December 31, 2025, which will be accreted over the remaining life of the notes. The unamortized debt discount and issuance costs are recorded as a non-current contra liability in long-term debt on our Consolidated Balance Sheets.

Credit Facility

At  December 31, 2025, we had a $200 million Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of June 30, 2028, with two one-year extension options that could be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. We exercised the options to extend the term of the Credit Facility on the first and second anniversary of the agreement. The revised maturity date of the Credit Facility is June 30, 2030. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in USD, the Sterling Overnight Index Average  (“SONIA”) in relation to any loan in GBP, the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in EUR or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in AUD. We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At December 31, 2025, our credit rating was at or above the threshold established by the Credit Facility, and there were no borrowings under the Credit Facility. As part of the Merger Agreement, our borrowings under the Credit Facility may not exceed $75 million without Parent consent.

Note 12 — Income Taxes

In December 2023, the FASB issued amended guidance related to income tax disclosures. We have adopted the guidance prospectively effective January 1, 2025.

The components of our provision for income taxes for the years ended December 31, 2025, 2024 and 2023, are as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Current income taxes:
UK	$11.5	$14.3	$15.2
U.S., including state and local	182.9	143.2	88.1
International	2.9	6.4	3.0
Total current income taxes	197.3	163.9	106.3
Deferred income taxes:
UK	4.6	2.2	(4.0)
U.S., including state and local	44.2	1.0	(2.0)
International	(0.4)	(0.8)	—
Total deferred income benefits	48.4	2.4	(6.0)
Total income tax expense	$245.7	$166.3	$100.3

The components of our total income before taxes for the years ended December 31, 2025, 2024 and 2023, are as follows (in millions):

	Year ended December 31,
	2025	2024	2023
UK	$174.1	$57.4	$86.4
U.S.	969.3	595.6	423.4
International	9.9	(41.1)	17.2
Total income before taxes	$1,153.3	$611.9	$527.0

We are a tax resident in the UK and a reconciliation is required from the UK statutory rate to the effective tax rate. The following is a reconciliation between the UK statutory corporation tax rate and the effective tax rate on our income from operations for the year ended  December 31, 2025 (amounts in millions):

	Year ended December 31, 2025
	Amount	Rate
UK federal statutory income tax amount and rate	$288.3	25.0%
Foreign tax effects:
United States
Statutory rate difference between foreign and UK	(40.0)	(3.5)
State and local income taxes(1)	17.9	1.5
Other, net	(2.5)	(0.2)
Other foreign jurisdictions	0.4	—
Effects of cross-border tax laws	0.6	0.1
Change in valuation allowances	(1.4)	(0.1)
Nontaxable or nondeductible items:
Seed investment in non-controlling interest	(22.4)	(1.9)
Other, net	(4.6)	(0.4)
Changes in unrecognized tax benefits:
U.S.	9.2	0.8
Other adjustments	0.2	—
Total effective income tax amount and rate	$245.7	21.3%

(1)	State and local taxes in California, Minnesota, New York and New York City comprise the majority of the state and local income taxes, net of federal benefit as of December 31, 2025.

Below is a tabular rate reconciliation previously disclosed for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
UK statutory corporation tax rate	25.0%	23.5%
Effect of foreign tax rates	(1.7)	0.1
Equity-based compensation	0.4	0.3
Tax adjustments	0.9	0.5
Impact of changes in statutory tax rates on deferred taxes	—	(1.9)
Foreign currency translation reserves reclassification	5.6	1.6
Taxes applicable to prior years	(1.2)	(1.9)
Other, net	(1.7)	(3.4)
Effective income tax rate, controlling interest	27.3%	18.8%
Net loss (income) attributable to noncontrolling interests	(0.1)	0.2
Total effective income tax rate	27.2%	19.0%

Income tax payments, net of refunds, for the year ended  December 31, 2025, are as follows (in millions):

Year ended December 31,
2025
UK	$10.3
Foreign - U.S. Federal	138.2
Foreign - U.S. State	16.5
Foreign - Other jurisdictions	6.0
Total net income taxes paid	$171.0

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

Deferred Taxes

The significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Compensation and staff benefits	$65.9	$64.5
Loss carryforwards(1)	121.4	127.6
Accrued liabilities	11.2	8.0
Lease liabilities	22.9	18.7
Other	(37.7)	(2.1)
Gross deferred tax assets	183.7	216.7
Valuation allowance	(118.6)	(119.4)
Deferred tax assets, net of valuation allowance	$65.1	$97.3
Deferred tax liabilities:
Retirement benefits	$(18.6)	$(17.4)
Goodwill and acquired intangible assets	(641.2)	(628.9)
Lease ROU assets	(21.7)	(18.0)
Other	(7.6)	(1.3)
Gross deferred tax liabilities	(689.1)	(665.6)
Total deferred tax liabilities(2)	$(624.0)	$(568.3)

(1)

The majority of the 2025 loss carryforward relates to the UK capital loss of $294.8 million and U.S. capital loss of $125.3 million, before tax effects. UK capital losses may be carried forward indefinitely, whereas U.S. capital losses begin to expire in 2029. A full valuation allowance has been recorded against the UK and the U.S. capital losses.

(2)	The change in the net deferred tax liabilities does not equal the deferred tax expense due to the foreign currency translation adjustment on deferred tax liabilities booked through equity.

Deferred tax assets and liabilities that relate to the same jurisdiction are recorded net in our Consolidated Balance Sheets as non-current balances and as of December 31, 2025 and 2024, are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets, net (included in other non-current assets)	$0.8	$1.0
Deferred tax liabilities, net	(624.8)	(569.3)
Total deferred tax liabilities	$(624.0)	$(568.3)

A valuation allowance has been established against the deferred tax assets related to our tax loss carryforward where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized or where it is unlikely that we would generate sufficient taxable income of the appropriate character to realize the full benefit of the deferred tax asset. The valuation allowance for deferred tax assets decreased by $0.8 million in 2025. The decrease was primarily due to the utilization of capital losses. However, the reduction was partially offset by an increase in the valuation allowance resulting from foreign currency translation adjustments during the current year.

Unrecognized Tax Benefits

We operate in several tax jurisdictions and a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is finally resolved. A reconciliation of the beginning and ending liability for the years ended December 31, 2025, 2024 and 2023, is as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Beginning balance	$28.9	$28.4	$26.7
Additions for tax positions of current year	7.2	5.7	6.9
Additions for tax positions of prior years	0.3	—	—
Reduction due to settlement with taxing authorities	(1.1)	(0.8)	(0.3)
Reduction due to statute expirations	(0.3)	(4.3)	(4.6)
Total change due to true up	—	—	(0.1)
Total removed due to audit payment	—	—	(0.4)
Foreign currency translation	—	(0.1)	0.2
Ending balance	$35.0	$28.9	$28.4

If the balance in the table above is recognized, the balance would favorably affect our effective tax rate in future periods.

We recognize interest and penalties on uncertain tax positions as a component of the income tax provision. At December 31, 2025, 2024 and 2023, the total accrued interest balance relating to uncertain tax positions was $10.5 million, $7.4 million and $5.8 million, respectively. Potential penalties at December 31, 2025, 2024 and 2023, were insignificant and have not been accrued.

We are subject to U.S. federal, state, and local income tax, UK income tax, and income tax in several other jurisdictions. All these can be examined by the relevant taxing authorities. Significant tax jurisdictions that remain open for examination include: U.S. federal and state tax authorities for tax years starting with 2022 and 2013, respectively, and for UK tax authorities for tax years starting with 2021.

Note 13 — Other Financial Statement Captions

Other current assets on our Consolidated Balance Sheets at December 31, 2025 and 2024, are composed of the following (in millions):

	December 31,
	2025	2024
Prepaid expenses	$64.6	$82.3
Current corporation tax	6.7	7.4
Derivatives (including collateral and margin)	47.4	25.6
Prepaid commissions	8.1	2.3
Other current assets	28.4	16.9
Total other current assets	$155.2	$134.5

Other non-current assets on our Consolidated Balance Sheets of $219.4 million and $190.2 million as of December 31, 2025 and 2024, respectively, primarily relate to operating leases, capitalized cloud services implementation costs and equity-method investments.

Accounts payable and accrued liabilities on our Consolidated Balance Sheets at December 31, 2025 and 2024, comprise the following (in millions):

	December 31,
	2025	2024
Accrued distribution commissions	$84.7	$71.2
Accrued rebates	18.8	17.9
Accrued professional fees	28.1	13.0
Other accrued liabilities	55.7	49.6
Total other accrued liabilities	$187.3	$151.7
Current corporation tax (including interest)	44.6	19.2
Operating and financing leases	14.6	16.6
Derivatives	9.8	8.6
Other current liabilities	81.2	70.0
Total accounts payable and accrued liabilities	$337.5	$266.1

Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2025 and 2024, comprise the following (in millions):

	December 31,
	2025	2024
Non-current tax liabilities (including interest)	$27.6	$26.9
Operating leases	94.7	74.9
Contingent consideration	9.2	29.4
Other non-current liabilities	54.2	10.7
Total other non-current liabilities	$185.7	$141.9

Other non-current liabilities include the Guardian warrants and other Guardian related non-current liabilities as well as deferred compensation for certain members of the board of directors.

Other non-operating income (expense), net on our Consolidated Statements of Comprehensive Income for the years ended  December 31, 2025, 2024 and 2023, comprise the following (in millions):

	Year ended December 31,
	2025	2024	2023
Foreign currency remeasurement losses	$(5.2)	$(4.1)	$(2.9)
Reclassification of foreign currency translation to net income	(1.4)	(138.1)	(4.7)
Interest income	44.3	52.3	44.7
Contingent consideration	24.4	—	—
Other	(8.3)	3.3	(24.5)
Total other non-operating income (expense), net	$53.8	$(86.6)	$12.6

Note 14 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2025 and 2024, consisted of the following (in millions):

	December 31,
	2025	2024
Consolidated seeded investment products	$844.5	$365.0

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the years ended  December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
	2025	2024	2023
Opening balance	$365.0	$317.2	$233.9
Changes in market value	98.2	37.5	34.8
Changes in ownership	370.6	15.8	46.5
Foreign currency translation	10.7	(5.5)	2.0
Closing balance	$844.5	$365.0	$317.2

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of December 31, 2025 and 2024, consisted of the following (in millions):

	December 31,
	2025	2024
Nonredeemable noncontrolling interest in:
VPC	$125.4	$126.5
TCM	9.1	—
Seed capital investments	32.6	0.1
Total nonredeemable noncontrolling interests	$167.1	$126.6

Note 15 — Long-Term Incentive Compensation

We operate the following stock-based and mutual fund-based compensation plans:

●	Deferred Incentive Plan (“DIP”);
●

Other less significant plans (includes: Restricted Share Plan (“RSP”), Deferred Equity Plan (“DEP”), Saveshare Plan (“SAYE”), Long-Term Incentive Plan (“LTIP”), Buy As You Earn Share Plan (“BAYE”), Employee Stock Purchase Plan (“ESPP”), Restricted Stock Awards (“RSAs”) and Mutual Fund Share Awards (“MFSAs”).

Further details on the material plans in operation during 2025 are discussed below.

Deferred Incentive Plan

Starting in 2020 as part of our effort to consolidate how awards are issued, DIP awards are generally issued as part of annual variable compensation and for recruitment and retention purposes in accordance with the 2022 Deferred Incentive Plan and the Third Amended and Restated 2010 Deferred Incentive Plan. Awards are issued as stock or as mutual fund awards and generally vest over a three- or four-year period. At December 31, 2025, the cost basis of unvested mutual fund awards totaled $137.7 million. The mutual fund awards are indexed to certain mutual funds managed by us. Upon vesting, participants receive the value of the award adjusted for gains or losses attributable to the mutual funds to which the award was indexed and are subject to tax withholding.

Performance Share Units (“PSUs”) are issued under the DIP and may or may not vest in whole or in part three years after the date of grant based on performance measures.

The expense of deferred short-term incentive awards is recognized in net income over the period of deferral on a graded basis, the fair value of which is determined by prevailing share price or unit price at grant date.

Compensation Expense

The components of our long-term incentive compensation expense for the years ended December 31, 2025, 2024 and 2023, are summarized as follows (in millions):

	Year ended December 31,
	2025	2024	2023
DIP	$73.4	$66.4	$70.6
Other	5.3	4.4	4.3
Stock-based payments expense	$78.7	$70.8	$74.9
DIP fund awards — liability settled	93.8	84.7	81.5
Social Security costs	10.3	10.2	9.5
Profits interests and other, net	0.9	0.9	1.5
Total long-term incentive compensation expense	$183.7	$166.6	$167.4

Unrecognized and unearned compensation expense based on expected vesting outcomes as of December 31, 2025, including the weighted-average number of years over which the compensation cost will be recognized, is summarized as follows (in millions):

	Unrecognized	Weighted-average
	compensation	years
DIP	$74.8	2.5
Other	3.0	1.2
Stock-based payments expense	77.8	2.5
DIP fund awards — liability settled	49.7	1.7
Social Security costs	16.0	0.7
Total unrecognized long-term incentive compensation expense	$143.5	2.0

We generally grant long-term incentive awards in February in relation to annual awards but also throughout the year due to seasonality of performance fee bonuses.

Stock Options

Stock options were granted under the SAYE plan to employees in 2025, 2024 and 2023. The fair value of stock options granted were estimated on the date of each grant using the Black-Scholes option pricing model, with the following assumptions:

Black-Scholes Option Pricing Model

	Year ended December 31,
	2025	2024	2023
Fair value of options granted	£7.3	£7.2	£6.2
Assumptions:
Dividend yield	4.30%	4.82%	5.89%
Expected volatility	32.61%	33.95%	45.33%
Risk-free interest rate	4.08%	4.06%	3.47%
Expected life (years)	3.2	3.2	3.2

The table below summarizes our outstanding options, exercisable options and options vested or expected to vest for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Outstanding at January 1	293,395	$23.75	284,954	$22.82	386,584	$19.18
Granted	122,628	$30.26	100,151	$25.29	137,019	$21.67
Exercised	(88,564)	$24.67	(66,592)	$22.30	(201,795)	$14.95
Forfeited	(24,926)	$25.31	(25,118)	$23.21	(36,854)	$23.37
Outstanding at December 31	302,533	$25.99	293,395	$23.75	284,954	$22.82
Exercisable(1)	11,970	$26.05	4,823	$23.56	5,954	$8.23
Vested or expected to vest	302,533	$25.99	293,395	$23.75	284,954	$22.82

(1)

The number of exercisable options represents instruments for which all vesting criteria have been satisfied and whose exercise price was below the closing price of our common stock as of the end of the period.

The following table summarizes the intrinsic value of exercised, outstanding and exercisable options at December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
	2025	2024	2023
Exercised	$1.2	$0.9	$2.4
Outstanding	$6.1	$5.8	$2.3
Exercisable	$0.2	$0.1	$0.1

Deferred Incentive Plan, Deferred Equity Plan and Restricted Stock Awards

The table below summarizes unvested DIP, DEP and RSA, excluding PSUs detailed separately, for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Unvested at January 1	4,097,672	$30.85	4,884,487	$29.86	5,641,839	$29.99
Granted	1,890,118	$41.10	1,996,676	$32.48	2,141,254	$27.08
Vested	(2,252,048)	$30.92	(2,647,424)	$30.25	(2,669,197)	$27.93
Forfeited	(162,756)	$37.25	(136,067)	$30.96	(229,409)	$29.70
Unvested at December 31	3,572,986	$35.93	4,097,672	$30.85	4,884,487	$29.86

Performance Share Units

The table below summarizes unvested PSUs granted to our CEO, Executive Committee members and select other employees for the years ended December 31, 2025, 2024 and 2023(1):

	2025		2024		2023
		Weighted-average		Weighted-average		Weighted-average
	Shares	price	Shares	price	Shares	price
Unvested at January 1	515,720	$29.63	276,537	$27.44	50,900	$29.38
Granted	584,407	$47.82	247,624	$32.12	333,389	$27.44
Vested	-	$-	-	$-	(50,900)	$29.38
Forfeited	-	$-	(8,441)	$31.10	(56,852)	$27.44
Unvested at December 31	1,100,127	$39.29	515,720	$29.63	276,537	$27.44

(1)

PSUs granted in 2023 through 2025 generally may or may not vest in whole or in part three years after the date of grant, based on JHG annual net new revenue and adjusted operating margin for final grant year, and in 2024 and 2025, our three-year Total Shareholder Return (“TSR”) performance relative to a peer group. In 2025, a PSU was granted that may or may not vest in whole or in part five years after the date the grant based our TSR performance over a five-year period following the grant date. Vesting of the PSUs issued prior to 2023 was subject to our three-year TSR performance relative to a peer group over a three-year period following the grant date. Performance related to shares vesting in 2023 was determined as of June 30, 2022.

Note 16 — Retirement Benefit Plans

Defined Contribution Plans

We operate two main separate defined contribution retirement benefit plans: a 401(k) plan for U.S. employees and a separate plan for the majority of our international employees.

Substantially all of our U.S. full-time employees are eligible to participate in our 401(k) plan. During the year ended December 31, 2025, we matched 6.0% of employee-eligible compensation in our 401(k) plan.

Expenses related to our 401(k) plan are included in employee compensation and benefits on our Consolidated Statements of Comprehensive Income and were $11.5 million, $10.1 million and $8.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. The assets of the plan are held in trustee-administered funds separately from our assets.

Substantially all of our non-U.S. full-time employees are eligible to participate in our defined contribution plans. The total amounts included in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, in respect to our non-U.S. defined contribution plan were $19.9 million, $17.3 million and $14.0 million, respectively, which represents contributions paid or payable to this plan by us.

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

Our latest triennial valuation of the JHGPS resulted in a surplus on a technical provisions basis of $43.0 million.

Plan Assets and Benefit Obligations

The Plan assets and defined benefit obligations of the JHGPS, including money purchase benefits subject to a reference scheme test, and the unapproved pension plan were valued as of December 31, 2025 and 2024. Our plan assets, benefit obligations and funded status as of the December 31 measurement date were as follows (in millions):

	2025	2024
Change in plan assets:
Fair value of plan assets as of January 1	$625.1	$696.4
Return on plan assets	31.5	(32.9)
Employer contributions	2.8	2.4
Benefits paid	(21.2)	(19.5)
Settlements	(10.9)	(9.6)
Foreign currency translation	46.2	(11.7)
Fair value of plan assets as of December 31	673.5	625.1
Change in benefit obligation:
Benefit obligation as of January 1	(556.8)	(611.1)
Interest cost	(31.6)	(27.2)
Settlements	10.9	9.6
Benefits paid	21.2	19.5
Actuarial (loss)/gain	(6.1)	42.1
Foreign currency translation	(41.2)	10.3
Benefit obligation as of December 31	(603.6)	(556.8)
Funded status as of year-end	69.9	68.3
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$69.9	$68.3

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

Gains and losses on the assets and obligations were mainly due to the MPS. Over the year there were gains due to returns on the assets in the MPS, which were broadly offset by increases in the measured obligations in the MPS, which are linked to the assets. Other, smaller, gains and losses on assets and obligations resulted from changes in financial conditions.

Amounts recognized on our Consolidated Balance Sheets, net of tax at source, as of December 31, 2025 and 2024, consist of the following (in millions):

	December 31,
	2025	2024
Retirement benefit assets recognized in the Consolidated Balance Sheets:
Janus Henderson Group UK Pension Scheme	$72.0	$70.3
Retirement benefit obligations recognized in the Consolidated Balance Sheets:
Janus Henderson Group unapproved pension scheme	(2.1)	(2.0)
Net retirement benefit asset recognized in the Consolidated Balance Sheets	$69.9	$68.3

We used the following key assumptions in determining the defined benefit obligation as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Discount rate	5.5%	5.5%
Inflation — Retail Price Index (“RPI”)	2.8%	3.2%
Inflation — Consumer Price Index (“CPI”)	2.2%	2.5%
Pension increases (RPI capped at 5% per annum (“p.a.”))	2.8%	3.1%
Pension increases (RPI capped at 2.5% p.a.)	2.0%	2.1%
Life expectancy of male aged 60 at accounting date	29.2	29.0
Life expectancy of male aged 60 in 15 years’ time	30.2	30.0

The discount rate applied to the plan obligations is based on AA-rated corporate bond yields with similar maturities.

The Company is aware of a court decision in the UK regarding the validity of certain historical modifications to pension scheme rules, including with regard to benefits. More specifically, the judgment voided certain benefit modifications, and the original benefits were reinstated, resulting in increased liabilities for the scheme and ultimately for the sponsoring employer. Although the Company was not party to this litigation, the UK court’s decision may have a material impact to other UK pension schemes, including our UK pension scheme. The impact, if any, that this litigation may have on our UK pension scheme is unknown at this time. In September 2025, the UK government proposed legislation aimed at addressing the issue. At this stage, the proposed legislation is not yet in effect, and legal risks remain.

Plan Assets

The fair values of the JHGPS plan assets as of December 31, 2025 and 2024, by major asset class are as follows (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$3.6	$2.9
Money market instruments	36.3	7.1
Bulk annuity policy	225.2	217.7
Fixed income investments	250.5	269.0
Equity investments	157.9	128.4
Total assets at fair value	$673.5	$625.1

As of December 31, 2025 and 2024, $106.7 million and $93.9 million, respectively, of JHGPS assets were held in JHG-managed funds.

The bulk annuity contract represents an agreement that provides JHGPS a monthly contractual payment stream to satisfy pension obligations payable to certain plan participants. The agreement does not relieve JHGPS or JHG (as plan sponsor) of the primary responsibility for the pension obligations.

The remaining assets of the JHGPS plan are allocated to a portfolio of fixed income assets. This portfolio aims to broadly match movements in the value of liabilities caused by changes in interest rates and inflation. Excluding the bulk annuity policy, the strategic asset allocation as of December 31, 2025 and 2024, was 100% fixed income.

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2025 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$3.6	$—	$—	$3.6
Money market instruments	36.3	—	—	36.3
Bulk annuity contract	—	—	225.2	225.2
Fixed income investments	250.5	—	—	250.5
Equity investments	157.9	—	—	157.9
Total	$448.3	$—	$225.2	$673.5

The following table presents JHGPS plan assets at fair value on a recurring basis as of December 31, 2024 (in millions):

	Fair value measurements using:
	Quoted prices in	Significant
	active markets for	other	Significant
	identical assets	observable	unobservable
	and liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$2.9	$—	$—	$2.9
Money market instruments	7.1	—	—	7.1
Bulk annuity contract	—	—	217.7	217.7
Fixed income investments	269.0	—	—	269.0
Equity investments	128.4	—	—	128.4
Total	$407.4	$—	$217.7	$625.1

The value of the bulk annuity contracts increased from $217.7 million at December 31, 2024, to $225.2 million at December 31, 2025. The increase was due to a foreign currency translation of $15.9 million, $11.1 million of interest on the bulk annuity asset and a $1.3 million gain due to changes in demographic assumptions. These increases were partially offset by a $6.2 million decrease due to changes in financial conditions, combined with cash payments received under the contract resulting in a decrease of $15.0 million.

The expected rate of return on assets for the financial period ending December 31, 2025, was 5.1% p.a. based on financial conditions as of  December 31, 2024 (2024: 4.1% p.a.). This rate is derived by taking the weighted-average of the long-term expected rate of return on each of the asset classes in JHGPS’s target asset allocation. The expected rate of return has been determined based on yields on either long-dated government bonds or relevant corporate bonds, dependent on the class of asset in question, adjusted where appropriate based on the individual characteristics of each asset class.

Actuarial Gains and Losses

Cumulative amounts recognized in accumulated other comprehensive income and the actuarial loss, net of tax deducted at source, credited to other comprehensive income for the years ended December 31, 2025 and 2024, are shown below (in millions):

	2025	2024
Opening accumulated unamortized actuarial loss as of January 1	$(97.3)	$(84.7)
Actuarial loss	(6.1)	(17.5)
Tax at source on current year actuarial (loss)/gain	(0.4)	3.2
Prior service cost	0.4	0.4
Amortization of actuarial loss	2.2	1.3
Closing accumulated unamortized actuarial loss as of December 31	$(101.2)	$(97.3)

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect to defined benefit plans for the years ended December 31, 2025, 2024 and 2023, include the following (in millions):

	Year ended December 31,
	2025	2024	2023
Interest cost	$(31.6)	$(27.2)	$(27.6)
Amortization of actuarial loss	(2.2)	(1.3)	(0.5)
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Expected return on plan assets	31.4	26.7	28.7
Net periodic benefit (cost)/credit	(2.8)	(2.2)	0.2
Contributions to money purchase section	(14.1)	(12.5)	(11.6)
Total cost	$(16.9)	$(14.7)	$(11.4)

The following key assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
	2025	2024	2023
Discount rate	5.5%	4.5%	4.8%
Inflation — RPI	3.2%	3.1%	3.3%
Inflation — CPI	2.5%	2.5%	2.7%
Pension increases (RPI capped at 5% p.a.)	3.0%	3.0%	3.2%
Pension increases (RPI capped at 2.5% p.a.)	2.1%	2.1%	2.1%
Expected return on plan assets	5.1%	4.1%	4.4%
Amortization period for net actuarial gains at beginning of the year	26.0	27.0	28.0

Cash Flows

Employer contributions of $2.8 million were paid in relation to our defined benefit pension plans during 2025 (excluding credits to members’ money purchase accounts). We expect to contribute approximately $2.8 million to the JHGPS (excluding credits to members’ money purchase accounts) in the year ended December 31, 2026.

The expected future benefit payments for our pension plan are as follows (in millions):

2026	$24.5
2027	$25.6
2028	$26.2
2029	$27.7
2030	$28.2
2031-2035	$148.5

Note 17 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2025 and 2024, are as follows (in millions):

	Year ended December 31,
	2025			2024
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(387.9)	$(97.3)	$(485.2)	$(478.9)	$(84.7)	$(563.6)
Other comprehensive income (loss)	145.8	(6.5)	139.3	(52.6)	(14.3)	(66.9)
Reclassifications to net income(1)	1.4	2.6	4.0	138.1	1.7	139.8
Total other comprehensive income (loss)	147.2	(3.9)	143.3	85.5	(12.6)	72.9
Less: other comprehensive loss (income) attributable to noncontrolling interests	(11.6)	—	(11.6)	5.5	—	5.5
Ending balance	$(252.3)	$(101.2)	$(353.5)	$(387.9)	$(97.3)	$(485.2)

(1) Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period due to the liquidation of JHG entities.

The components of other comprehensive income, net of tax, for the years ended December 31, 2025, 2024 and 2023, are as follows (in millions):

	Pre-tax	Tax
Year ended December 31, 2025	amount	expense	Net amount
Foreign currency translation adjustments	$144.3	$1.5	$145.8
Retirement benefit asset, net	(6.1)	(0.4)	(6.5)
Reclassifications to net income(1)	4.0	—	4.0
Total other comprehensive income	$142.2	$1.1	$143.3

	Pre-tax	Tax
Year ended December 31, 2024	amount	expense	Net amount
Foreign currency translation adjustments	$(55.1)	$2.5	$(52.6)
Retirement benefit asset, net	(17.5)	3.2	(14.3)
Reclassifications to net income(1)	139.8	—	139.8
Total other comprehensive income	$67.2	$5.7	$72.9

	Pre-tax	Tax
Year ended December 31, 2023	amount	expense	Net amount
Foreign currency translation adjustments	$94.4	$2.4	$96.8
Retirement benefit asset, net	(18.7)	3.5	(15.2)
Reclassifications to net income(1)	5.6	—	5.6
Total other comprehensive income	$81.3	$5.9	$87.2

(1) Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period due to the liquidation of JHG entities.

Note 18 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the years ended December 31, 2025, 2024 and 2023 (in millions, except per share data):

	Year ended December 31,
	2025	2024	2023
Net income attributable to JHG	$815.9	$408.9	$392.0
Allocation of earnings to participating stock-based awards	(17.6)	(9.9)	(11.2)
Net income attributable to JHG common shareholders	$798.3	$399.0	$380.8

Weighted-average common shares outstanding — basic	152.0	155.4	160.4
Dilutive effect of nonparticipating stock-based awards	0.7	0.4	0.1
Weighted-average common shares outstanding — diluted	152.7	155.8	160.5

Earnings per share:
Basic	$5.25	$2.57	$2.37
Diluted	$5.23	$2.56	$2.37

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

The following is a summary of cash dividends declared and paid for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Dividends paid per share	$1.59	$1.56	$1.56

As part of the Merger Agreement, we have suspended any dividends that would otherwise be declared and paid on our common stock during the period from the date of the Merger Agreement through the earlier of the closing of the Merger or the termination of the Merger Agreement.

Note 19 — Commitments and Contingencies

Commitments and contingencies may arise in the normal course of business. Commitments and contingencies as of December 31, 2025, are discussed below.

Commitments Related to the Merger Agreement

Under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee equal to $297,130,000 (or, if the Merger Agreement is terminated due to a failure of our shareholders to approve the Merger at the shareholder's meeting, we would be required to reimburse Parent for expenses incurred by or on Parent's behalf, up to the an amount not to exceed $111,420,000). As of December 31, 2025, these commitments are not recorded on the Company's Consolidated Balance Sheets.

The Merger and the related financing transactions could trigger a change of control repurchase event under the indenture governing the 2034 Senior Notes if there is a ratings downgrade in connection with the Merger and the 2034 Senior Notes are rated below investment grade. If such change of control repurchase event occurs, we would be required to offer to purchase any or all outstanding 2034 Senior Notes.

Investment Commitments

As of December 31, 2025, the Company had capital commitments totaling $10.5 million to fund our seeded investment product in a private market strategy. These commitments are callable on demand at any time prior to their respective expiration date, and the timing of the funding is uncertain. The unfunded capital commitments are not recorded on the Company's Consolidated Balance Sheets. The Company intends to make additional capital commitments periodically to support the launch and growth of new investment products.

Operating and Finance Leases

As of December 31, 2025, we had future minimum rental commitments under non-cancelable operating and finance leases. Refer to Note 9 — Leases, in Part II, Item 8, Financial Statements and Supplementary Data, for information related to operating and financing lease commitments.

Litigation and Other Regulatory Matters

We are periodically involved in various legal proceedings and other regulatory matters.

Sandra Schissler v. Janus Henderson US (Holdings) Inc., Janus Henderson Advisory Committee, and John and Jane Does 1-30

On September 9, 2022, a class action complaint, captioned Schissler v. Janus Henderson US (Holdings) Inc., et al., was filed in the United States District Court for the District of Colorado. Named as defendants are Janus Henderson US (Holdings) Inc. (“Janus US Holdings”) and the Advisory Committee to the Janus 401(k) and Employee Stock Ownership Plan (the “Plan”). The complaint purports to be brought on behalf of a class consisting of participants and beneficiaries of the Plan that invested in Janus Henderson funds on or after  September 9, 2016. On January 10, 2023, an amended complaint was filed against the same defendants, naming two additional plaintiffs, Karly Sissel and Derrick Hittson. As amended, the complaint alleges that for the period September 9, 2016, among other things, the defendants breached fiduciary duties of loyalty and prudence by (i) selecting higher-cost Janus Henderson funds over less expensive investment options, (ii) retaining Janus Henderson funds despite their alleged underperformance and (iii) failing to consider actively managed funds outside of Janus Henderson to add as investment options. The amended complaint also alleges that Janus US Holdings failed to monitor the Advisory Committee with respect to the foregoing. The amended complaint seeks various declaratory, equitable and monetary relief in unspecified amounts. On January 22, 2024, the district court entered an order granting in part and denying in part Janus US Holdings' motion to dismiss. The parties thereafter conducted fact and expert discovery, which was completed on May 27, 2025.

On July 11, 2025, the defendants filed a motion for summary judgment with respect to all of the claims asserted in the complaint, as well as a motion to exclude certain opinions offered by the plaintiffs' experts. Also on July 11, 2025, the plaintiffs filed a motion for partial summary judgment with respect to one element of their fiduciary duty claim, and a motion to exclude certain opinions offered by the defendants' damages expert. Those motions have been fully briefed, but no decision has been issued.

On February 18, 2026, and without admitting any liability, fault or wrongdoing, Janus US Holdings reached an agreement in principle with plaintiffs to settle the matter for an immaterial amount. The proposed settlement remains subject to court approval.

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

Certain managed funds are considered to be related parties of JHG under the related party guidance. We earn fees from the funds and investment products for which we act as investment manager, and the balance sheet includes amounts due from these managed funds.

During the years ended December 31, 2025, 2024 and 2023, we recognized revenues of $2,905.8 million, $2,298.9 million and $1,946.5 million, respectively, from the funds and investment products we manage that are related parties and not consolidated in our Consolidated Statements of Comprehensive Income.

The following table reflects amounts in our Consolidated Balance Sheets relating to fees receivable from managed funds as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Fees receivable	$684.7	$305.5

Seed investments held in managed funds are discussed in Note 4 — Consolidation, in Part II, Item 8, Financial Statements and Supplementary Data.

Note 21 — Geographic and Segment Information

Geographic Information

The following table provides our operating revenues by principal geographic area for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
Operating revenues:	2025	2024	2023
U.S.	$2,137.8	$1,582.2	$1,304.3
UK	402.8	391.2	350.4
Luxembourg	505.4	452.2	400.6
Australia and other	51.3	47.6	46.5
Total	$3,097.3	$2,473.2	$2,101.8

Operating revenues are attributed to countries based on the location in which revenues are earned.

The following table provides our long-lived assets by principal geographic area as of December 31, 2025 and 2024 (in millions):

	December 31,
Long-lived assets:	2025	2024
U.S.	$2,168.6	$2,143.6
UK	355.1	334.1
Australia and other	36.5	35.0
Total	$2,560.2	$2,512.7

Long-lived assets include property, equipment, software and intangible assets. As of December 31, 2025, intangible assets in the U.S., UK and Australia were $2,153.9 million, $339.4 million and $33.8 million, respectively. As of December 31, 2024, intangible assets in the U.S., UK and Australia were $2,125.5 million, $316.0 million and $31.8 million, respectively.

Segment Information

We are a global asset manager and manage a range of investment products, operating across various product lines, distribution channels and geographic regions. However, information is reported to the chief operating decision-maker (“CODM”), our CEO, on an aggregated basis. Strategic and financial management decisions are determined centrally by our CEO, and, on this basis, we operate as a single-segment investment management business.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, Chief Executive Officer, and Roger Thompson, Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Thompson concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)        List of Documents Filed as Part of This Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 25, 2026, appear in Part II, Item 8, Financial Statements and Supplementary Data.

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

2.2	Agreement and Plan of Merger, dated December 21, 2025, by and among Janus Henderson Group plc, Jupiter Company Limited, and Jupiter Merger Sub Limited, is hereby incorporated by reference from Exhibit 2.1 to JHG's Current Report on Form 8-K, dated December 22, 2025 (File No. 001-38103)‡†

(3) Articles of Incorporation and Bylaws

3.1.1	Memorandum of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.1 to JHG’s Current Report on Form 8-K, dated May 30, 2017 (File No. 001-38103)

3.1.2	Articles of Association of Janus Henderson Group plc, is hereby incorporated by reference from Exhibit 3.2 to JHG’s Current Report on Form 8-K, dated May 30, 2017 (File No. 001-38103)

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen of Common Stock Certificate is hereby incorporated by reference from Exhibit 4.1 to JHG’s Registration Statement on Form S-3, filed on February 4, 2021 (File No. 333-252714)

4.2	Senior Indenture, dated as of September 10, 2024, by and among Janus Henderson US Holdings Inc., as Issuer, Janus Henderson Group plc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, is hereby incorporated by reference from Exhibit 4.1 to JHG's Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.3	Registration Rights Agreement, dated September 10, 2024, by and among Janus Henderson US Holdings Inc., Janus Henderson Group plc, and Citigroup Global Markets Inc., BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the 2034 Senior Notes, is hereby incorporated by reference from Exhibit 4.2 to JHG's Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.4	Form of Note for the 2034 Senior Notes is hereby incorporated by reference from Exhibit 4.1 to JHG's Current Report on Form 8-K, dated September 10, 2024 (File No. 333-252714)

4.5	Description of Securities

4.6	Form of Warrant to Purchas Ordinary Shares is hereby incorporated by reference to Exhibit 4.1 to JHG's Current Report on Form 8-K, dated April 8, 2025 (File No. 333-252714)

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

10.10

Janus Henderson Group plc 2022 Global Employee Stock Purchase Plan is hereby incorporated by reference from Exhibit 10.3 to JHG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-38103)*

10.11	Janus Henderson Group Global Remuneration Policy Statement is hereby incorporated by reference to Exhibit 10.14 of JHG's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 333-38103)*

10.12	Form of US DIP Share Unit (RSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.26 of JHG's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-38103)*

10.13	Form of US DIP Fund Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.27 of JHG's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-38103)*

10.14	Form of US DIP Performance-Based Share Unit (PSU) Award Agreement for grants to executive officers under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.28 of JHG's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 333-38103)*

10.15	Form of US DIP Matching Restricted Stock Unit (RSU) Award Agreement for matching grants under the Janus Henderson Group 2022 Deferred Incentive Plan on or after January 1, 2023, is hereby incorporated by reference to Exhibit 10.29 of JHG's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-38103)*

10.16	Employment Agreement dated May 9, 2025, between Janus Henderson Investors US LLC and Ali Dibadj is hereby incorporated by reference to Exhibit 10.1 of JHG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 333-38103)*

10.17	Form of US DIP Performance-Based Share Unit (PSU) Award Agreement for CEO special award granted under the Janus Henderson Group plc 2022 Deferred Incentive Plan effective May 12, 2025, is hereby incorporated by reference to Exhibit 10.2 of JHG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 333-38103)*

10.18	Form of US DIP Share Unit RSU Award Agreement for CEO special award granted under the Janus Henderson Group plc 2022 Deferred Incentive Plan effective May 12, 2025, is hereby incorporated by reference to Exhibit 10.3 of JHG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 333-38103)*

10.19	Settlement Agreement dated May 16, 2025, between Janus Henderson Administration UK Limited and James R. Lowry is hereby incorporated by reference to Exhibit 10.4 of JHG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 333-38103)*

10.20	Retirement Agreement dated August 15, 2025, between Janus Henderson Administration UK Limited and Roger Thompson is hereby incorporated by reference to Exhibit 10.1 of JHG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No 333-38103)*

10.21	Voting and Rollover Agreement, dated as of December 21, 2025, by and among Janus Henderson Group plc and Stockholders party thereto, is hereby incorporated by reference to Exhibit 10.1 to JHG's Current Report on Form 8-K, dated December 22, 2025 (File No. 333-38103)

19.1	Janus Henderson Group plc Share Trading Policy**

21.1	List of the Subsidiaries of the company prepared pursuant to Item 601(b)(21) of Regulation S-K**

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP**

24.1	Power of Attorney (included as a part of the Signature pages to this report)

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant**

31.2	Certification of Roger Thompson, Chief Financial Officer of Registrant**

32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Roger Thompson, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Janus Henderson Group plc Clawback Policy for Executive Officers is hereby incorporated by reference to Exhibit 97.1 of JHG’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 333-38103)*

101.INS	Inline XBRL Insurance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Management contract or compensatory plan or agreement.

** Filed with this Report.

‡ Certain schedules and attachments have been omitted pursuant to the instructions of Form 8-K and Item 601(a)(5) of Regulation S-K.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Henderson Group plc

By:	/s/ ALI DIBADJ
Ali Dibadj,
Chief Executive Officer

February 25, 2026

Known all persons by these presents, that each person whose signatures appear below, hereby constitute and appoint Ali Dibadj and Michelle Rosenberg, and each of them individually (with full power to act alone), as their true and lawful attorneys-in-fact and agents to sign and execute and file with the Securities Exchange Commission on behalf of the undersigned, any amendments to Janus Henderson Group plc’s Annual Report on Form 10-K for the year ended December 31, 2025, and any instrument or document filed as part of, as an exhibit to, or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his or her own act and deed all that said attorneys shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2026.

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