Form 10-Q
period 2026-03-31
JANUS HENDERSON GROUP PLC
filed 2026-05-08
CIK 1274173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 154,075,608 shares of the registrant’s common stock, $1.50 par value per share, issued and outstanding.

JANUS HENDERSON GROUP PLC

2026 FORM 10‑Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,381.0	$1,253.9
Investments	489.2	364.6
Fees and other receivables	319.2	756.5
OEIC and unit trust receivables	218.5	46.9
Assets of consolidated VIEs:
Cash and cash equivalents	28.6	39.6
Investments	698.1	1,169.1
Other current assets	46.5	28.4
Other current assets	158.9	155.2
Total current assets	3,340.0	3,814.2
Non-current assets:
Property, equipment and software, net	32.6	33.1
Intangible assets, net	2,517.5	2,527.1
Goodwill	1,608.4	1,621.2
Retirement benefit asset, net	71.4	72.0
Other non-current assets	232.6	219.4
Total assets	$7,802.5	$8,287.0

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$383.1	$337.5
Current portion of accrued compensation, benefits and staff costs	199.6	505.2
OEIC and unit trust payables	217.6	46.5
Liabilities of consolidated VIEs:
Accounts payable and accrued liabilities	58.3	23.3
Total current liabilities	858.6	912.5
Non-current liabilities:
Accrued compensation, benefits and staff costs	20.3	48.5
Long-term debt	395.6	395.5
Deferred tax liabilities, net	622.2	624.8
Other non-current liabilities	181.1	185.7
Total liabilities	2,077.8	2,167.0

Commitments and contingencies (See Note 16)

REDEEMABLE NONCONTROLLING INTERESTS	381.2	844.5

EQUITY
Common stock, $1.50 par value; 480,000,000 shares authorized, 154,075,608 and 154,075,608 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	231.1	231.1
Additional paid-in capital	3,744.7	3,733.6
Treasury shares, 42,327 and 46,306 shares held at March 31, 2026, and December 31, 2025, respectively	(1.1)	(1.2)
Accumulated other comprehensive loss, net of tax	(386.0)	(353.5)
Retained earnings	1,589.0	1,498.4
Total shareholders’ equity	5,177.7	5,108.4
Nonredeemable noncontrolling interests	165.8	167.1
Total equity	5,343.5	5,275.5
Total liabilities, redeemable noncontrolling interests and equity	$7,802.5	$8,287.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. Dollars in Millions, Except Per Share Data)

	Three months ended
	March 31,
	2026	2025
Revenue:
Management fees	$576.2	$513.0
Performance fees	(7.1)	(3.6)
Shareowner servicing fees	67.5	61.4
Other revenue	53.4	50.6
Total revenue	690.0	621.4
Operating expenses:
Employee compensation and benefits	201.0	181.5
Long-term incentive plans	56.5	44.1
Distribution expenses	148.4	132.1
Investment administration	18.5	16.1
Marketing	12.3	9.9
General, administrative and occupancy	128.0	75.6
Depreciation and amortization	11.4	8.5
Total operating expenses	576.1	467.8
Operating income:	113.9	153.6
Interest expense	(6.3)	(5.9)
Investment gains (losses), net	12.8	(5.5)
Other non-operating income, net	15.5	6.4
Income before taxes	135.9	148.6
Income tax provision	(29.1)	(32.6)
Net income	106.8	116.0
Net loss (income) attributable to noncontrolling interests	(15.9)	4.7
Net income attributable to JHG	$90.9	$120.7

Earnings per share attributable to JHG common shareholders:
Basic	$0.59	$0.77
Diluted	$0.59	$0.77

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	$(35.3)	$60.9
Reclassification of foreign currency translation to net income	(2.2)	0.4
Actuarial gains	0.7	0.6
Other comprehensive income (loss), net of tax	(36.8)	61.9
Other comprehensive loss (income) attributable to noncontrolling interests	4.3	(9.4)
Other comprehensive income (loss) attributable to JHG	$(32.5)	$52.5
Total comprehensive income	$70.0	$177.9
Total comprehensive income attributable to noncontrolling interests	(11.6)	(4.7)
Total comprehensive income attributable to JHG	$58.4	$173.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Millions)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS PROVIDED BY (USED FOR):
Operating activities:
Net income	$106.8	$116.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.4	8.5
Stock-based compensation plan expense	19.8	18.7
Reclassification of foreign currency translation to net income	(2.2)	0.4
Investment losses (gains), net	(12.8)	5.5
Other, net	(1.5)	(4.2)
Changes in operating assets and liabilities:
OEIC and unit trust receivables and payables	(0.9)	(6.1)
Fees receivable and other assets	404.4	87.2
Other accruals and liabilities	(290.2)	(223.2)
Net operating activities	234.8	2.8
Investing activities:
Purchases of:
Investments, net	(89.7)	(44.8)
Property, equipment and software	(3.2)	(1.9)
Investments by consolidated seeded investment products, net	(73.1)	(181.7)
Seed capital hedges, net	10.1	2.6
Acquisitions, net of cash acquired	—	(2.4)
Other, net	(3.8)	0.9
Net investing activities	(159.7)	(227.3)
Financing activities:
Purchase of common stock for stock-based compensation plans, including net settlement of equity awards	(8.7)	(2.6)
Purchase of common stock for the share buyback program	—	(26.8)
Dividends paid to shareholders	—	(61.5)
Third-party capital invested into consolidated seeded investment products, net	58.5	170.6
Other, net	(0.9)	(0.1)
Net financing activities	48.9	79.6
Cash and cash equivalents:
Effect of foreign exchange rate changes	(7.9)	15.8
Net change	116.1	(129.1)
At beginning of period	1,293.5	1,234.8
At end of period	$1,409.6	$1,105.7
Supplemental cash flow information:
Cash paid for interest	$10.9	$10.9
Cash paid for income taxes, net of refunds	$6.1	$3.5
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$1,381.0	$1,083.6
Cash and cash equivalents held in consolidated VIEs	28.6	22.1
Total cash and cash equivalents	$1,409.6	$1,105.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Millions)

					Accumulated
	Number		Additional		other		Nonredeemable
	of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2026	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2026	154.1	$231.1	$3,733.6	$(1.2)	$(353.5)	$1,498.4	$167.1	$5,275.5
Net income (loss)	—	—	—	—	—	90.9	(2.7)	88.2
Other comprehensive loss	—	—	—	—	(30.3)	—	—	(30.3)
Reclassification of foreign currency translation to net income	—	—	—	—	(2.2)	—	—	(2.2)
Consolidation of investment products, net	—	—	—	—	—	—	1.4	1.4
Net share settlements of equity awards for tax withholding	—	—	(8.3)	(0.4)	—	—	—	(8.7)
Vesting of stock-based compensation plans	—	—	(0.5)	0.5	—	—	—	—
Stock-based compensation plan expense	—	—	19.8	—	—	—	—	19.8
Other, net	—	—	0.1	—	—	(0.3)	—	(0.2)
Balance at March 31, 2026	154.1	$231.1	$3,744.7	$(1.1)	$(386.0)	$1,589.0	$165.8	$5,343.5

					Accumulated
	Number		Additional		other		Nonredeemable
	of	Common	paid-in	Treasury	comprehensive	Retained	noncontrolling	Total
Three months ended March 31, 2025	shares	stock	capital	shares	loss	earnings	interests	equity
Balance at January 1, 2025	158.1	$237.2	$3,745.3	$(0.9)	$(485.2)	$1,095.1	$126.6	$4,718.1
Net income (loss)	—	—	—	—	—	120.7	(1.4)	119.3
Other comprehensive income	—	—	—	—	52.1	—	—	52.1
Reclassification of foreign currency translation to net income	—	—	—	—	0.4	—	—	0.4
Dividends paid to shareholders ($0.39 per share)	—	—	—	—	—	(61.5)	—	(61.5)
Purchase of common stock from share buyback program	(0.6)	(0.9)	—	—	—	(25.9)	—	(26.8)
Distributions by noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Acquisition of TCM	0.1	—	2.2	—	—	—	8.2	10.4
Purchase of common stock for stock-based compensation plans	—	—	(1.9)	(0.7)	—	—	—	(2.6)
Vesting of stock-based compensation plans	—	—	(0.5)	0.6	—	—	—	0.1
Stock-based compensation plan expense	—	—	18.7	—	—	—	—	18.7
Other, net	—	—	0.1	—	—	—	—	0.1
Balance at March 31, 2025	157.6	$236.3	$3,763.9	$(1.0)	$(432.7)	$1,128.4	$131.6	$4,826.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANUS HENDERSON GROUP PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Basis of Presentation

In the opinion of management of Janus Henderson Group plc (“JHG,” “the Company,” “we,” “us,” “our” and similar terms), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly state our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP are not required for interim reporting purposes and have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2025. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date. Certain prior year amounts have been reclassified to conform to current year presentation with no effect on our consolidated net income or cash flows.

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

Note 2 — Mergers, Acquisitions and Strategic Partnerships

Richard Bernstein Acquisition Announcement

On January 23, 2026, JHG entered into a definitive agreement to acquire 100% of Richard Bernstein Advisors (“RBA”), a research-driven, macro multi-asset investment manager headquartered in New York City. As of March 20, 2026, RBA managed approximately $20 billion in client assets.

The acquisition, which was structured as an equity purchase, closed on April 1, 2026, subsequent to the reporting period, at which time RBA became a wholly owned subsidiary of the Company. Accordingly, the acquisition has not been reflected in the accompanying consolidated financial statements.

The Company expects to account for the acquisition as a business combination under ASC 805, Business Combinations. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, including goodwill and identifiable intangible assets, as well as the related impacts on the consolidated financial statements, has not yet been finalized. The results of operations of RBA will be included in the Company’s consolidated financial statements beginning in the second quarter of 2026.

Merger Agreement

On December 21, 2025, JHG entered into a definitive agreement (as amended, the “Merger Agreement”) under which the Company will be acquired by an investor group led by Trian and its affiliated funds and General Catalyst and its affiliated funds, in an all-cash transaction. Collectively, the transaction is referred to as the “Merger”.

On March 24, 2026, the Company entered into Amendment No. 1 to the Merger Agreement. Under the terms of the Merger Agreement, as amended, holders of the Company’s common stock not already owned or controlled by Trian will receive $52.00 per share in cash upon completion of the Merger. On April 16, 2026, the Company’s shareholders approved the Merger at a special meeting of Shareholders. The Merger remains subject to customary closing conditions, including receipt of required regulatory approvals and client consents, and is expected to close in mid-2026.

No amounts related to the Merger have been reflected in the accompanying consolidated financial statements, other than Merger-related costs incurred by the Company of approximately $27 million for the quarter ended March 31, 2026.

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

Note 3 — Consolidation

Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated variable interest entities (“VIEs”) as of March 31, 2026, and December 31, 2025, include certain consolidated seeded investment products in which we have an investment and act as the investment manager. Third-party assets held in consolidated VIEs are not available to us or to our creditors. We may not, under any circumstances, access third-party assets held by consolidated VIEs to use in our operating activities or otherwise. In addition, the investors in these consolidated VIEs have no recourse to the credit of JHG.

Unconsolidated Variable Interest Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VIEs as of March 31, 2026, and  December 31, 2025 (in millions):

	March 31,	December 31,
	2026	2025
Unconsolidated VIEs	$54.2	$5.6

Our total exposure to unconsolidated VIEs represents the value of our economic ownership interest in the investments.

Voting Rights Entities

Consolidated Voting Rights Entities

The following table presents the balances related to consolidated voting rights entities (“VREs”) that were recorded in our Condensed Consolidated Balance Sheets, including our net interest in these products, as of March 31, 2026, and  December 31, 2025 (in millions):

	March 31,	December 31,
	2026	2025
Investments	$166.8	$161.8
Cash and cash equivalents	6.4	10.2
Other current assets	6.6	8.4
Accounts payable and accrued liabilities	(3.8)	(3.6)
Total	$176.0	$176.8
Redeemable noncontrolling interests in consolidated VREs	(38.4)	(39.5)
JHG’s net interest in consolidated VREs	$137.6	$137.3

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

Unconsolidated Voting Rights Entities

The following table presents the carrying value of investments included in our Condensed Consolidated Balance Sheets pertaining to unconsolidated VREs as of March 31, 2026, and  December 31, 2025 (in millions):

	March 31,	December 31,
	2026	2025
Unconsolidated VREs	$67.5	$96.3

Our total exposure to unconsolidated VREs represents the value of our economic ownership interest in the investments.

Note 4 — Investments

Our investments as of March 31, 2026, and December 31, 2025, are summarized as follows (in millions):

	March 31,	December 31,
	2026	2025
Current investments:
Seeded investment products:
Consolidated VIEs	$698.1	$1,169.1
Consolidated VREs	166.8	161.8
Unconsolidated VIEs and VREs	121.7	101.9
Separately managed accounts	21.1	33.6
Total seeded investment products	1,007.7	1,466.4
Investments related to deferred compensation plans	172.1	58.1
Other investments	7.5	9.2
Total current investments	$1,187.3	$1,533.7
Non-current investments:
Equity method investments	15.1	16.6
Other non-current investments	9.3	8.7
Total investments	$1,211.7	$1,559.0

Investment Gains (Losses), Net

Investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income included the following for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended
	March 31,
	2026	2025
Seeded investment products and seed hedges, net	$(8.2)	$5.8
Third-party ownership interests in seeded investment products	18.8	(3.3)
Equity method investments	(0.3)	(1.7)
Other	2.5	(6.3)
Investment gains (losses), net	$12.8	$(5.5)

As of  March 31, 2026 and 2025, cumulative net unrealized gains on seeded investment products and associated derivative instruments held at period end, excluding noncontrolling interests, were $44.9 million and $29.2 million, respectively.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG. Although the gains and losses are unrealized because the investments have not been sold, we adjust their fair value monthly through investment gains (losses), net on our Condensed Consolidated Statements of Comprehensive Income.

Equity Method Investments

Our equity method investments (other than investments in seeded investment products) include a 49% interest in Privacore Capital LLC and a 20% interest in Long Tail Alpha LLC.

Cash Flows

Cash flows related to our investments for the three months ended March 31, 2026 and 2025, are summarized as follows (in millions):

	Three months ended March 31,
	2026			2025
	Purchases	Sales,		Purchases	Sales,
	and	settlements and	Net	and	settlements and	Net
	settlements	maturities	cash flow	settlements	maturities	cash flow
Investments by consolidated seeded investment products	$(73.8)	$0.7	$(73.1)	$(204.2)	$22.5	(181.7)
Investments	(205.4)	115.7	(89.7)	(119.1)	74.3	(44.8)

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

We were party to the following derivative instruments as of March 31, 2026, and  December 31, 2025 (in millions):

	Notional value
	March 31, 2026	December 31, 2025
Futures and contracts for difference	$1,319.4	$1,594.1
Credit default swaps	180.8	184.6
Total return swaps	35.3	34.9
Foreign currency forward contracts	382.2	300.3
TBAs	54.4	40.2

The derivative instruments are not designated as hedges for accounting purposes. Changes in fair value of the derivatives are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income. The changes in fair value of the derivative instruments for the three months ended March 31, 2026 and 2025, are summarized as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Futures and contracts for difference	$6.0	$(2.3)
Credit default swaps	1.5	0.6
Total return swaps	(1.9)	1.6
Foreign currency forward contracts and swaps	(6.3)	2.2
TBAs	0.5	(0.1)
Total gains (losses) from derivative instruments	$(0.2)	$2.0

As of March 31, 2026, and December 31, 2025, the derivative assets and liabilities in our Condensed Consolidated Balance Sheets were insignificant.

In addition to using derivative instruments to mitigate against market exposure of certain seeded investments, we also engage in short sales of securities to mitigate against market exposure of certain seed investments. As of March 31, 2026, and December 31, 2025, the fair value of securities sold but not yet purchased was insignificant. The cash received from the short sale and the obligation to repurchase the shares are classified in other current assets and in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, respectively. Fair value adjustments are recognized in investment gains (losses), net in our Condensed Consolidated Statements of Comprehensive Income.

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

Our consolidated seeded investment products were party to the following derivative instruments as of March 31, 2026, and  December 31, 2025 (in millions):

	Notional value
	March 31, 2026	December 31, 2025
Futures and contracts for difference	$1,117.7	$1,425.9
Total return swaps	57.2	35.5
Interest rate swaps	14.9	35.3
Foreign currency forward contracts	230.1	391.4
Other	5.3	5.4

As of March 31, 2026, and December 31, 2025, the derivative assets and liabilities used in consolidated seeded investment products in our Condensed Consolidated Balance Sheets were insignificant.

Derivative Instruments — Warrants

Equity warrants issued as part of the 2025 strategic partnership with Guardian are classified as derivative instruments and included in other non-current liabilities in our Condensed Consolidated Balance Sheets. As of  March 31, 2026, and December 31, 2025, the derivative liabilities were $28.8 million and $26.8 million, respectively. Fair value adjustments associated with the warrant liability will be recognized in other non-operating income, net in our Condensed Consolidated Statements of Comprehensive Income.

Note 6 — Fair Value Measurements

The following table presents assets and liabilities reflected in the financial statements or disclosed in the notes to the financial statements at fair value on a recurring basis as of March 31, 2026 (in millions):

	Fair value measurements using:
	Quoted prices
	in active	Significant
	markets for	other	Significant	Investments
	identical assets	observable	unobservable	valued at
	and liabilities	inputs	inputs	practical
	(Level 1)	(Level 2)	(Level 3)	expedient(1)	Total
Assets:
Cash equivalents	$982.6	$—	$—	$—	$982.6
Current investments:
Consolidated VIEs	327.0	330.4	40.7	—	698.1
Other investments	372.4	48.9	13.7	54.2	489.2
Total current investments	699.4	379.3	54.4	54.2	1,187.3
Other	—	9.6	1.7	—	11.3
Total assets	$1,682.0	$388.9	$56.1	$54.2	$2,181.2
Liabilities:
Long-term debt(2)	$—	$398.7	$—	$—	$398.7
Deferred bonuses	—	—	66.8	—	66.8
Contingent consideration	—	—	6.0	—	6.0
Warrants	—	28.8	—	—	28.8
Other	4.5	12.5	17.7	—	34.7
Total liabilities	$4.5	$440.0	$90.5	$—	$535.0

(1)	Certain seeded investment products that do not have a readily determinable fair value have been measured at fair value using the NAV as a practical expedient and have not been categorized in the fair value hierarchy.
(2)	Carried at amortized cost in our Condensed Consolidated Balance Sheets and disclosed in this table at fair value.

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

Level 3 Fair Value Measurements

Investments

As of March 31, 2026, and December 31, 2025, certain investments, primarily related to private market strategies, within consolidated VIEs and VREs were valued using significant unobservable inputs, resulting in Level 3 classification.

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

Changes in Fair Value

Changes in fair value of our Level 3 assets for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Beginning of period fair value	$47.7	$4.5
Fair value adjustments	1.4	(0.7)
Transfers to Level 3	2.5	—
Purchases of securities, net	4.5	7.0
End of period fair value	$56.1	$10.8

Changes in fair value of our Level 3 liabilities for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Beginning of period fair value	$150.5	$146.1
Fair value adjustments	0.3	2.8
Settlements	(0.7)	(0.3)
Vesting of deferred bonuses	(83.3)	(87.1)
Amortization of deferred bonuses	22.8	15.3
Foreign currency translation	0.9	1.7
Additions	—	1.6
End of period fair value	$90.5	$80.1

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

Investments Valued at Practical Expedient

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment, we use the NAV as the fair value. As such, investments in private investment funds with a fair value of $54.2 million are excluded from the fair value hierarchy as of March 31, 2026. Further, the respective fund’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the fund to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of  March 31, 2026, the investments valued at the practical expedient had $18.0 million of associated unfunded commitments.

Note 7 — Goodwill and Intangible Assets

The following tables present activity in our intangible assets and goodwill balances during the three months ended March 31, 2026 and 2025 (in millions):

				Foreign
	December 31,			currency	March 31,
	2025	Amortization	Additions	translation	2026
Indefinite-lived intangible assets:
Investment management agreements	$2,081.9	$—	$—	$(5.9)	$2,076.0
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	90.6	—	—	(0.2)	90.4
Investment management agreements	69.1	—	—	—	69.1
Trademarks	5.5	—	—	—	5.5
Accumulated amortization	(80.0)	(3.8)	—	0.3	(83.5)
Net intangible assets	$2,527.1	$(3.8)	$—	$(5.8)	$2,517.5

Goodwill	$1,621.2	$—	$—	$(12.8)	$1,608.4

				Foreign
	December 31,			currency	March 31,
	2024	Amortization	Additions	translation	2025
Indefinite-lived intangible assets:
Investment management agreements	$2,056.5	$—	$—	$9.8	$2,066.3
Trademarks	360.0	—	—	—	360.0
Definite-lived intangible assets:
Client relationships	86.1	—	—	1.3	87.4
Investment management agreements	28.0	—	—	—	28.0
Trademarks	5.5	—	—	—	5.5
Accumulated amortization	(62.8)	(2.8)	—	(1.2)	(66.8)
Net intangible assets	$2,473.3	$(2.8)	$—	$9.9	$2,480.4

Goodwill	$1,550.4	$—	$16.0	$20.8	$1,587.2

Future Amortization

Expected future amortization expense related to definite-lived intangible assets is summarized below (in millions):

Future amortization	Amount
2026 (remainder of year)	$11.4
2027	15.2
2028	13.1
2029	6.7
2030	6.7
Thereafter	28.4
Total	$81.5

Note 8 — Debt

Our debt as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	Carrying value
	March 31, 2026	December 31, 2025
5.450% Senior Notes due 2034	$395.6	$395.5

5.450% Senior Notes Due 2034

The 5.450% Senior Notes due 2034 (“2034 Senior Notes”) have a principal amount of $400.0 million as of March 31, 2026, pay interest at 5.450% semiannually on March 10 and September 10 of each year, and mature on September 10, 2034. The 2034 Senior Notes include unamortized debt discount and issuance costs of $4.4 million at March 31, 2026, which will be accreted over the remaining life of the notes. The unamortized debt discount and issuance costs are recorded as a non-current contra liability in long-term debt in our Condensed Consolidated Balance Sheets.

Credit Facility

At March 31, 2026, we had a $200 million, unsecured, revolving credit facility (“Credit Facility”). The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The Credit Facility had a maturity date of June 30, 2028, with two one-year extension options that could be exercised at the discretion of JHG with the lender’s consent on the first and second anniversary of the date of the agreement. We exercised the options to extend the term of the Credit Facility on the first and second anniversaries of the agreement. The revised maturity date of the Credit Facility is June 30, 2030. JHG and its subsidiaries may use the Credit Facility for general corporate purposes. The rate of interest for each interest period is the aggregate of the applicable margin, which is based on our long-term credit rating and the Secured Overnight Financing Rate (“SOFR”) in relation to any loan in U.S. dollars (“USD”), the Sterling Overnight Index Average (“SONIA”) in relation to any loan in British pounds (“GBP”), the Euro Interbank Offered Rate (“EURIBOR”) in relation to any loan in euros (“EUR”) or the Bank Bill Swap Rate (“BBSW”) in relation to any loan in Australian dollars (“AUD”). We are also required to pay a quarterly commitment fee on any unused portion of the Credit Facility, which is based on our long-term credit rating. If our credit rating falls below a certain threshold, as defined in the Credit Facility, our financing leverage ratio cannot exceed 3.00x EBITDA. At March 31, 2026, our credit rating was at or above the threshold established by the Credit Facility, and there were no borrowings under the Credit Facility. As part of the Merger Agreement, our borrowings under the Credit Facility may not exceed $75 million without Parent consent.

Note 9 — Income Taxes

Our effective tax rates for the three months ended March 31, 2026 and 2025, were as follows:

	Three months ended
	March 31,
	2026	2025
Effective tax rate	21.4%	22.0%

The effective tax rate decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to favorable equity-based compensation from RSU vesting and the impact of noncontrolling interest losses, partially offset by an increase in non-deductible transaction costs.

As of March 31, 2026, the Company had $35.0 million of unrecognized tax benefits held for uncertain tax positions.

Note 10 — Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Consolidated seeded investment products	$381.2	$844.5

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

The following table presents the movement in redeemable noncontrolling interests in consolidated seeded investment products for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended
	March 31,
	2026	2025
Opening balance	$844.5	$365.0
Changes in market value	18.6	(3.3)
Changes in ownership	(477.2)	164.4
Foreign currency translation	(4.7)	9.4
Closing balance	$381.2	$535.5

Nonredeemable Noncontrolling Interests

Nonredeemable noncontrolling interests as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Nonredeemable noncontrolling interests in:
VPC	$122.8	$125.4
TCM	8.8	9.1
Seed capital investments	34.2	32.6
Total nonredeemable noncontrolling interests	$165.8	$167.1

Note 11 — Long-Term Incentive Compensation

The following table presents restricted stock and mutual fund awards granted during the three months ended March 31, 2026 (in millions):

Three months ended
March 31, 2026
Restricted stock	$85.1
Mutual fund awards	187.8
Total	$272.9

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

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of defined benefit plans for the three months ended March 31, 2026 and 2025, include the following (in millions):

	Three months ended
	March 31,
	2026	2025
Interest cost	$(8.2)	$(7.8)
Amortization of prior service cost	(0.1)	(0.1)
Amortization of net gain	(0.6)	(0.5)
Expected return on plan assets	8.3	7.7
Net periodic benefit cost	$(0.6)	$(0.7)

Note 13 — Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three months ended March 31,
	2026			2025
		Retirement			Retirement
	Foreign	benefit		Foreign	benefit
	currency	asset, net	Total	currency	asset, net	Total
Beginning balance	$(252.3)	$(101.2)	$(353.5)	$(387.9)	$(97.3)	$(485.2)
Other comprehensive income (loss)	(35.3)	—	(35.3)	60.9	—	60.9
Reclassifications to net income(1)	(2.2)	0.7	(1.5)	0.4	0.6	1.0
Total other comprehensive income (loss)	(37.5)	0.7	(36.8)	61.3	0.6	61.9
Less: other comprehensive loss (income) attributable to noncontrolling interests	4.3	—	4.3	(9.4)	—	(9.4)
Ending balance	$(285.5)	$(100.5)	$(386.0)	$(336.0)	$(96.7)	$(432.7)

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period due to the deconsolidation of seeded investment products or the liquidation of JHG entities.

The components of other comprehensive income (loss), net of tax for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three months ended March 31,
	2026			2025
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
	amount	impact	amount	amount	impact	amount
Foreign currency translation adjustments	$(36.9)	$1.6	$(35.3)	$58.8	$2.1	$60.9
Reclassifications to net income(1)	(1.5)	—	(1.5)	1.0	—	1.0
Total other comprehensive income (loss)	$(38.4)	$1.6	$(36.8)	$59.8	$2.1	$61.9

(1)  Reclassifications to net income are primarily related to the release of accumulated foreign currency translation reserves during the period due to the deconsolidation of seeded investment products or the liquidation of JHG entities.

Note 14 — Earnings and Dividends Per Share

Earnings Per Share

The following is a summary of the earnings per share calculation for the three months ended March 31, 2026 and 2025 (in millions, except per share data):

	Three months ended
	March 31,
	2026	2025
Net income attributable to JHG	$90.9	$120.7
Allocation of earnings to participating stock-based awards	(1.7)	(2.4)
Net income attributable to JHG common shareholders	$89.2	$118.3

Weighted-average common shares outstanding — basic	150.1	153.9
Dilutive effect of nonparticipating stock-based awards	0.7	0.6
Weighted-average common shares outstanding — diluted	150.8	154.5

Earnings per share:
Basic	$0.59	$0.77
Diluted	$0.59	$0.77

Dividends Per Share

The payment of cash dividends is within the discretion of our Board of Directors and depends on many factors, including, but not limited to, our results of operations, financial condition, capital requirements, legal requirements and general business conditions.

Under the Merger Agreement, we may declare, set aside or pay a quarterly dividend not to exceed $1.00 per share beginning with fiscal quarters commencing on or after July 1, 2026, with declaration and payment dates consistent with past practice, and subject to the prior satisfaction or waiver by Juniper Company Limited of certain conditions.

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

The accounting policies of the investment management segment are the same as those described in Note 2 — Summary of Significant Accounting Policies, in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance for the investment management segment and decides how to allocate resources based on net income attributable to JHG on the Condensed Consolidated Statements of Comprehensive Income. Refer to the Condensed Consolidated Statements of Comprehensive Income for information on our significant segment expenses. All of our revenue is earned from external customers.

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

Commitments Related to the Merger Agreement

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

Investment Commitments

As of March 31, 2026, the Company had capital commitments totaling $10.5 million to fund our seeded investment product in a private market strategy. These commitments are callable on demand at any time prior to their respective expiration date, and the timing of the funding is uncertain. The unfunded capital commitments are not recorded on the Company’s Condensed Consolidated Balance Sheets. The Company intends to make additional capital commitments periodically to support the launch and growth of new investment products.

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

On February 18, 2026, and without admitting any liability, fault or wrongdoing, Janus US Holdings reached an agreement in principle with plaintiffs to settle the matter for an immaterial amount. On February 24, 2026, the parties filed a Notice of Settlement with the district court, and the proposed settlement remains subject to court approval.

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

Various risks, uncertainties, assumptions and factors that could cause our future results to differ materially from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, Janus Henderson’s ability to obtain the regulatory, shareholder and other approvals required to consummate the previously announced merger transaction (the “Proposed Transaction”) and the timing of the closing of the Proposed Transaction, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Proposed Transaction would not occur, the outcome of any legal proceedings that may be instituted against the parties and others related to the merger agreement, that shareholder litigation in connection with the Proposed Transaction may affect the timing or occurrence of the Proposed Transaction or result in significant costs of defense, indemnification and liability, unanticipated difficulties or expenditures relating to the Proposed Transaction, including the impact of the Proposed Transaction on Janus Henderson’s business, that the Proposed Transaction generally may involve unexpected costs, liabilities or delays, that the business of the Company may suffer as a result of uncertainty surrounding the Proposed Transaction or the identity of the purchaser, that the Company may be adversely affected by other economic, business, and/or competitive factors, including the net asset value of assets in certain of the Company’s funds, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Proposed Transaction, changes in interest rates and inflation, changes in trade policies, including the imposition of new or increased tariffs, changes to tax laws, volatility or disruption in financial markets, our investment performance as compared to third-party benchmarks or competitive products, redemptions and other withdrawals from the funds and accounts we manage, and other risks, uncertainties, assumptions and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q under headings such as “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and in other filings or furnishings made by the Company with the SEC from time to time.

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

FIRST QUARTER 2026 SUMMARY

First Quarter 2026 Highlights

●	We achieved solid long-term investment performance, with 66%, 67% and 68% of our AUM outperforming relevant benchmarks on a three-, five- and 10-year basis, respectively, as of March 31, 2026.

●	AUM increased to $479.6 billion, up 29% from March 31, 2025.

●	Net inflows for the first quarter of 2026 were $2.9 billion, compared to breakeven net flows in the fourth quarter of 2025.

●	First quarter 2026 diluted earnings per share was $0.59, or $0.90 on an adjusted basis. Refer to the Non-GAAP Financial Measures section below for information on adjusted non-GAAP figures.

Financial Summary

Results are reported on a U.S. GAAP basis. Adjusted non-GAAP figures are presented in the Non-GAAP Financial Measures section below.

Revenue for the first quarter 2026 was $690.0 million, an increase of $68.6 million, or 11%, compared to the first quarter 2025. The key driver of the increase was:

●	An increase of $63.2 million in management fees primarily due to an improvement in average AUM.

Total operating expenses for the first quarter 2026 were $576.1 million, an increase of $108.3 million, or 23%, compared to the first quarter 2025. Key drivers of the increase included:

●

An increase of $52.4 million in general, administrative and occupancy expenses primarily due to higher legal and professional fees related to the Merger Agreement, certain acquisitions, other project-related costs and the agreement in principle to settle a litigation matter related to the Janus 401(k) and Employee Stock Ownership Plan, along with accelerated amortization of capitalized cloud computing costs following our third-quarter 2025 decision to transition our investment management platform to Aladdin.

●	An increase of $19.5 million in employee compensation and benefits primarily due to higher variable compensation expenses.

●	An increase of $16.3 million in distribution expenses primarily due to higher average AUM.

Operating income for the first quarter 2026 was $113.9 million, a decrease of $39.7 million, or (26%), compared to the first quarter 2025. Our operating margin was 16.5% in the first quarter 2026 compared to 24.7% in the first quarter 2025.

Net income attributable to JHG for the first quarter 2026 was $90.9 million, a decrease of $29.8 million, or (25%), compared to the first quarter 2025. In addition to the aforementioned factors affecting revenue and operating expenses, key drivers of the variance included:

●	An improvement of $9.1 million in other non-operating income, net, primarily due to favorable fair value adjustments on acquisition-related contingent consideration and an option.

●

A favorable movement of $18.3 million in investment gains (losses), net, partially offset by an increase of $20.6 million in net income attributable to noncontrolling interests. Movements in investment gains (losses), net and net income attributable to noncontrolling interests are primarily due to the consolidation and deconsolidation of third-party ownership interests in seeded investment products, as well as fair value adjustments related to those products.

Investment Performance of Assets Under Management

The following table is a summary of investment performance as of March 31, 2026:

Percentage of AUM outperforming benchmark(1)	1 year	3 years	5 years	10 years
Equities	29%	47%	50%	55%
Fixed Income	67%	93%	91%	93%
Multi-Asset	6%	96%	96%	97%
Alternatives	100%	99%	99%	100%
Total	37%	66%	67%	68%

(1)	Outperformance is measured based on composite performance gross of fees versus primary benchmark, except where a strategy has no benchmark index or corresponding composite in which case the most relevant metric is used: (1) composite gross of fees versus zero for absolute return strategies, (2) fund net of fees versus primary index or (3) fund net of fees versus Morningstar peer group average or median. Non-discretionary and separately managed account assets are included with a corresponding composite where applicable. Cash management vehicles, ETF-enhanced beta strategies, legacy Tabula passive ETFs, Fixed Income Buy & Maintain mandates, legacy Guardian, NBK and VPC funds, Managed CDOs, Private Equity funds and custom non-discretionary accounts with no corresponding composite are excluded from the analysis. Excluded assets represent 14% of AUM for the period ended March 31, 2026.

Assets Under Management

Our AUM as of March 31, 2026, was $479.6 billion, a decrease of $13.6 billion, or (3%), from December 31, 2025, driven primarily by unfavorable market performance of $15.5 billion. AUM includes assets for which we provide services and earn an asset-based fee, even though we do not act as the investment advisor.

Our non-USD AUM is primarily denominated in GBP, EUR and AUD. During the three months ended March 31, 2026, the USD strengthened against GBP and EUR and weakened against AUD, resulting in a $1.0 billion decrease in our AUM. As of March 31, 2026, approximately 25% of our AUM was non-USD-denominated.

Our AUM and flows by capability for the three months ended March 31, 2026 and 2025, were as follows (in billions):

	Closing AUM						Closing AUM
	December 31,			Net sales			March 31,
	2025	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2026
By capability:
Equities	$256.6	$11.6	$(12.3)	$(0.7)	$(13.2)	$(1.1)	$241.6
Fixed Income	155.8	14.0	(12.1)	1.9	0.3	0.3	158.3
Multi-Asset	58.8	2.2	(2.5)	(0.3)	(2.8)	(0.1)	55.6
Alternatives	22.0	2.9	(0.9)	2.0	0.2	(0.1)	24.1
Total	$493.2	$30.7	$(27.8)	$2.9	$(15.5)	$(1.0)	$479.6

	Closing AUM						Closing AUM
	December 31,			Net sales			March 31,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	2025
By capability:
Equities	$229.4	$7.2	$(11.4)	$(4.2)	$(9.5)	$1.7	$217.4
Fixed Income	82.7	12.0	(6.4)	5.6	0.9	0.3	89.5
Multi-Asset	53.1	1.5	(2.1)	(0.6)	(1.1)	0.2	51.6
Alternatives	13.5	2.2	(1.0)	1.2	(0.2)	0.2	14.7
Total	$378.7	$22.9	$(20.9)	$2.0	$(9.9)	$2.4	$373.2

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.

Our AUM and flows by client type for the three months ended March 31, 2026 and 2025, were as follows (in billions):

	Closing AUM							Closing AUM
	December 31,			Net sales				March 31,
	2025	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications	2026
By client type:
Intermediary	$242.9	$15.6	$(14.2)	$1.4	$(9.0)	$(0.9)	$—	$234.4
Institutional	152.2	12.5	(10.3)	2.2	(0.5)	—	—	153.9
Self-directed	98.1	2.6	(3.3)	(0.7)	(6.0)	(0.1)	—	91.3
Total	$493.2	$30.7	$(27.8)	$2.9	$(15.5)	$(1.0)	$—	$479.6

	Closing AUM							Closing AUM
	December 31,			Net sales				March 31,
	2024	Sales	Redemptions(1)	(redemptions)	Markets	FX(2)	Reclassifications(3)	2025
By client type:
Intermediary	$211.0	$16.5	$(15.0)	$1.5	$(4.4)	$1.3	$(3.0)	$206.4
Institutional	81.2	4.3	(3.5)	0.8	0.1	1.0	0.7	83.8
Self-directed	86.5	2.1	(2.4)	(0.3)	(5.6)	0.1	2.3	83.0
Total	$378.7	$22.9	$(20.9)	$2.0	$(9.9)	$2.4	$—	$373.2

(1)	Redemptions include the impact of client transfers.
(2)	FX reflects movements in AUM resulting from changes in foreign currency rates as non-USD-denominated AUM is translated into USD.
(3)	Reclassifications relate to the reclassification of existing funds between client types.

Average Assets Under Management

The following table presents our average AUM by capability for the three months ended March 31, 2026 and 2025 (in billions):

	Three months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026 vs. 2025
Average AUM by capability:
Equities	$255.0	$231.1	10%
Fixed Income	159.4	87.8	82%
Multi-Asset	58.6	53.4	10%
Alternatives	19.9	14.1	41%
Total	$492.9	$386.4	28%

Closing Assets Under Management

The following table presents the closing AUM by client location as of March 31, 2026 and 2025 (in billions):

	March 31,	March 31,	March 31,
	2026	2025	2026 vs. 2025
Closing AUM by client location:
North America	$309.5	$231.2	34%
EMEA and Latin America	124.5	105.2	18%
Asia Pacific	45.6	36.8	24%
Total	$479.6	$373.2	29%

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

Results of Operations

Foreign Currency Translation

Foreign currency translation impacts our results of operations. Revenue is impacted by foreign currency translation, but the impact is generally determined by the primary currency of the individual funds. Expenses are also impacted by foreign currency translation, primarily driven by the translation of GBP to USD. The GBP weakened against the USD during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Meaningful foreign currency translation impacts to our revenue and operating expenses are discussed below.

Revenue

	Three months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026 vs. 2025
Revenue (in millions):
Management fees	$576.2	$513.0	12%
Performance fees	(7.1)	(3.6)	(97)%
Shareowner servicing fees	67.5	61.4	10%
Other revenue	53.4	50.6	6%
Total revenue	$690.0	$621.4	11%

Management fees

Management fees increased by $63.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to higher average AUM, partially offset by a reduction in management fee margins due to product mix shift.

Performance fees

Performance fees are derived across a number of product ranges. U.S. mutual fund performance fees are recognized on a monthly basis, while all other performance fees are recognized on a quarterly or annual basis. The investment management fees paid by each U.S. mutual fund subject to a performance fee is the base management fee plus or minus a performance fee adjustment, as determined by the relative investment performance of the fund, over a 36-month rolling period, compared to a specified benchmark index. Performance fees by product type consisted of the following for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended
	March 31,
	2026	2025
Performance fees (in millions):
SICAVs	$1.6	$0.9
UK OEICs and unit trusts	—	0.1
Hedge funds and other funds	0.2	—
Segregated mandates	0.3	(0.3)
U.S. mutual funds	(9.2)	(4.3)
Total performance fees	$(7.1)	$(3.6)

Performance fees decreased by $3.5 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decline in the performance of U.S. mutual funds.

Shareowner servicing fees

Shareowner servicing fees, which primarily consist of U.S. mutual fund servicing fees tied to AUM, increased by $6.1 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher average mutual fund AUM, partially offset by a reduction in fee margins driven by product mix shift.

Other revenue

Other revenue is primarily composed of 12b-1 distribution fees, general administration charges and other fee revenue. General administration charges include reimbursements from funds for various fees and expenses paid for by the investment manager on behalf of the funds. Other revenue increased by $2.8 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by an improvement in average AUM, partially offset by a reduction in fee margins driven by product mix shift.

Operating Expenses

	Three months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026 vs. 2025
Operating expenses (in millions):
Employee compensation and benefits	$201.0	$181.5	11%
Long-term incentive plans	56.5	44.1	28%
Distribution expenses	148.4	132.1	12%
Investment administration	18.5	16.1	15%
Marketing	12.3	9.9	24%
General, administrative and occupancy	128.0	75.6	69%
Depreciation and amortization	11.4	8.5	34%
Total operating expenses	$576.1	$467.8	23%

Employee compensation and benefits

Employee compensation and benefits increased by $19.5 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to a $10.8 million increase in variable compensation, mainly driven by higher profitability and redundancy expense, unfavorable foreign currency translation of $5.1 million, $2.1 million in base pay increases and a $1.6 million increase in fixed compensation costs, primarily driven by higher average headcount.

Long-term incentive plans

Long-term incentive plan expenses increased by $12.4 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to a $9.6 million increase related to the roll-on of new awards and accelerated expense recognition for departed employees, which exceeded the impact of vested award roll-offs and forfeitures, and a $2.6 million increase driven by market appreciation of mutual fund share awards.

Distribution expenses

Distribution expenses are paid to financial intermediaries for distributing and servicing our retail investment products and are typically calculated based on the amount of the intermediary-sourced AUM. Distribution expenses increased by $16.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher average AUM subject to distribution expenses, partially offset by an improvement in distribution fee margins driven by product mix shift.

Investment administration

Investment administration expenses, which represent fund administration and fund accounting, increased by $2.4 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher administrative costs driven by enhanced service requirements.

Marketing

Marketing expenses increased by $2.4 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to higher spending on sponsorships and marketing events and an increase in the volume of printed materials related to shareholder and proxy materials.

General, administrative and occupancy

General, administrative and occupancy expenses increased by $52.4 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by a $35.9 million rise in legal and professional fees, largely reflecting consultancy fees related to the Merger Agreement, certain acquisitions, other project-related costs and the agreement in principle to settle a litigation matter related to the Janus 401(k) and Employee Stock Ownership Plan. Also contributing to the year-over-year increase was a $7.3 million increase in the amortization of capitalized cloud computing costs, primarily related to accelerated amortization resulting from our strategic decision in the third quarter of 2025 to transition our investment management platform to Aladdin, as well as a $5.6 million increase in hardware and software licensing costs. The remaining variance was not attributable to any individually significant factors.

Depreciation and amortization

Depreciation and amortization expenses increased by $2.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in the amortization of prepaid commissions and intangible assets.

Non-Operating Income and Expenses

	Three months ended
	March 31,
	2026	2025
Non-operating income and expenses (in millions):
Interest expense	$(6.3)	$(5.9)
Investment gains (losses), net	12.8	(5.5)
Other non-operating income, net	15.5	6.4
Income tax provision	(29.1)	(32.6)

Investment gains (losses), net

The components of investment gains (losses), net for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Investment gains (losses), net (in millions):
Seeded investment products and seed hedges, net	$(8.2)	$5.8
Third-party ownership interests in seeded investment products	18.8	(3.3)
Equity method investments	(0.3)	(1.7)
Other	2.5	(6.3)
Investment gains (losses), net	$12.8	$(5.5)

Investment gains (losses), net improved by $18.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by the consolidation and deconsolidation of third-party ownership interests in seeded investment products, as well as fair value adjustments related to the investment products and to our deferred equity plan.

Gains and losses attributable to third-party ownership interests in seeded investment products are noncontrolling interests and are not included in net income attributable to JHG.

Other non-operating income, net

Other non-operating income, net improved by $9.1 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by a $5.1 million favorable fair value adjustment related to acquisition-related contingent consideration and an option, a $2.5 million benefit from the year-over-year change in the reclassification of accumulated foreign currency translation adjustments to net income from liquidated JHG entities, and $1.8 million of favorable foreign currency translation.

Income tax provision

Our effective tax rates for the three months ended March 31, 2026 and 2025, were as follows:

	Three months ended
	March 31,
	2026	2025
Effective tax rate	21.4%	22.0%

The effective tax rate decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to favorable equity-based compensation from RSU vesting and the impact of noncontrolling interest losses, partially offset by an increase in non-deductible transaction costs.

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

Alternative performance measures

The following is a reconciliation of revenue, operating expenses, operating income, net income attributable to JHG and diluted earnings per share to adjusted revenue, adjusted operating expenses, adjusted operating income, adjusted net income attributable to JHG and adjusted diluted earnings per share, respectively, for the three months ended March 31, 2026 and 2025 (in millions, except per share and operating margin data):

	Three months ended
	March 31,
	2026	2025
Reconciliation of revenue to adjusted revenue
Revenue	$690.0	$621.4
Management fees	(58.6)	(50.6)
Shareowner servicing fees	(55.9)	(49.9)
Other revenue	(33.9)	(34.4)
Adjusted revenue(1)	$541.6	$486.5
Reconciliation of operating expenses to adjusted operating expenses
Operating expenses	$576.1	$467.8
Employee compensation and benefits(2)	(2.2)	(2.8)
Long-term incentive plans(2)	(6.7)	—
Distribution expenses(1)	(148.4)	(132.1)
Marketing(2)	(2.0)	—
General, administrative and occupancy(2)	(42.2)	(0.2)
Depreciation and amortization(3)	(3.8)	(2.8)
Adjusted operating expenses	$370.8	$329.9
Adjusted operating income	170.8	156.6
Operating margin(4)	16.5%	24.7%
Adjusted operating margin(5)	31.5%	32.2%
Reconciliation of net income attributable to JHG to adjusted net income attributable to JHG
Net income attributable to JHG	$90.9	$120.7
Employee compensation and benefits(2)	2.2	—
Long-term incentive plans(2)	6.7	—
Marketing(2)	2.0	—
General, administrative and occupancy(2)	42.2	0.2
Depreciation and amortization(3)	3.8	2.8
Interest expense(6)	0.5	0.1
Other non-operating income (expense), net(6)	(2.4)	3.1
Income tax provision(7)	(5.9)	(1.1)
Net income attributable to noncontrolling interests(8)	(1.2)	(1.2)
Adjusted net income attributable to JHG	138.8	124.6
Less: allocation of earnings to participating stock-based awards	(2.6)	(2.5)
Adjusted net income attributable to JHG common shareholders	$136.2	$122.1
Weighted-average common shares outstanding — diluted	150.8	154.5
Diluted earnings per share(9)	$0.59	$0.77
Adjusted diluted earnings per share(10)	$0.90	$0.79

(1)

We contract with third-party intermediaries to distribute and service certain of our investment products. Fees for distribution- and servicing-related activities are either provided for separately in an investment product’s prospectus or are part of the management fee. Under both arrangements, the fees are collected by us and passed through to third-party intermediaries who are responsible for performing the applicable services. The majority of distribution and servicing fees we collect are passed through to third-party intermediaries. JHG management believes that the deduction of distribution and servicing fees from revenue in the computation of adjusted revenue reflects the pass-through nature of these revenues. In certain arrangements, we perform the distribution and servicing activities and retain the applicable fee. Revenues for distribution and servicing activities performed by us are not deducted from GAAP revenue. In addition to the adjustments related to distribution and servicing activities, other revenue for the three months ended March 31, 2025, includes an adjustment related to an employee secondment arrangement with a joint venture. The arrangement is pass-through in nature, and we believe the costs do not represent our ongoing operations.

(2)

Reconciling items for the three months ended March 31, 2026, primarily include:

  • An adjustment to remove legal, consulting and marketing costs related to certain acquisitions and the Merger Agreement.

  • An adjustment to remove accelerated cloud-based asset amortization related to the strategic decision to transition our investment management platform to Aladdin.

  • An adjustment to remove the costs associated with the agreement in principle to settle the litigation matter related to the Janus 401(k) and Employee Stock Ownership Plan.

  • An adjustment to remove the amortization of the deferred compensation associated with a significant performance fee recognized in December 2025, as the associated compensation expense was also recognized in December 2025 on an adjusted basis.

  • An adjustment to remove employee redundancy expenses and the acceleration of long-term incentive plan expenses related to the departure of certain employees.

Reconciling items for the three months ended March 31, 2025, primarily include:

  • An adjustment to remove the expense impact associated with a pass-through employee secondment arrangement with a joint venture.

JHG management believes these costs do not represent our ongoing operations.

(3)

Investment management contracts have been identified as a separately identifiable intangible asset arising on the acquisition of subsidiaries and businesses. Such contracts are recognized at the net present value of the expected future cash flows arising from the contracts at the date of acquisition. The intangible assets are amortized on a straight-line basis over the expected life of the assets, and the amortization is removed from our adjusted results.  JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

(4)	Operating margin is operating income divided by revenue.

(5)	Adjusted operating margin is adjusted operating income divided by adjusted revenue.

(6)

Reconciling items for the three months ended March 31, 2026 and 2025, primarily include adjustments to remove changes in fair value of acquisition-related contingent consideration, warrants and options. Reconciling items for the three months ended March 31, 2025, also include an adjustment to remove the reclassification of accumulated foreign currency translation adjustments to net income. The reclassification resulted from the liquidation of JHG entities. JHG management believes these costs are not representative of our ongoing operations.

(7)

The tax impact of the adjustments is calculated based on the applicable U.S. or foreign statutory tax rate as it relates to each adjustment. Certain adjustments are either not taxable or not tax-deductible.

(8)

Reconciling items for the three months ended March 31, 2026 and 2025, include adjustments to remove the noncontrolling interest on amortization of acquisition-related intangible assets. JHG management believes these non-cash and acquisition-related costs are not representative of our ongoing operations.

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

The following table summarizes key balance sheet data relating to our liquidity and capital resources as of March 31, 2026, and December 31, 2025 (in millions):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents held by the Company	$1,374.6	$1,243.7
Investments held by the Company	$771.9	$656.6
Fees and other receivables	$319.2	$756.5
Long-term debt	$395.6	$395.5

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

We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to meet our liquidity needs up to the expected closing date (mid-2026) of the Merger. In connection with the Merger, we have incurred, and expect to continue incurring, Merger-related costs, however, we do not expect them to materially affect our ability to fund operations prior to closing the Merger. The Merger Agreement includes customary interim operating covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness, declare dividends, repurchase shares of common stock or make capital expenditures, among other things, without consent. These restrictions did not materially impact our liquidity during the three months ended March 31, 2026, and are not expected to constrain our ability to operate in the ordinary course prior to the closing of the Merger.

Regulatory Capital

We are subject to regulatory oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Conduct Authority (“FCA”) and other international regulatory bodies. We strive to ensure that we are compliant with our regulatory obligations at all times. Our primary capital requirement relates to the FCA-supervised regulatory group (a sub-group of our company), comprising Janus Henderson (UK) Holdings Limited, all of its subsidiaries and Janus Henderson Investors International Limited (“JHIIL”). JHIIL is included as a connected undertaking to meet the requirements of the Investment Firm Prudential Regime (“IFPR”) for Markets in Financial Instruments Directive (“MiFID”) investment firms (“MIFIDPRU”). The combined capital requirement is £155.1 million ($204.5 million), resulting in £309.2 million ($407.7 million) of capital above the requirement as of March 31, 2026, based upon internal calculations, and taking into account the effect of foreseeable dividends. Capital requirements in other jurisdictions are not significant in aggregate. The FCA-supervised regulatory group is also subject to liquidity requirements and holds a sufficient surplus above these requirements.

Short-Term Liquidity Considerations

Common Stock Purchases — Corporate Buyback Program

On April 30, 2025, our Board of Directors approved the 2025 Corporate Buyback Program under which we were authorized to repurchase up to $200.0 million of our common stock at any time prior to the date of our 2026 Annual General Meeting of Shareholders. Repurchases under the 2025 Corporate Buyback Program may be effected through a variety of methods, including open market repurchases in compliance with Rule 10b-18 under the Exchange Act (including through the use of trading plans intended to comply with Rule 10b5-1 under the Exchange Act), privately-negotiated transactions, accelerated stock repurchase plans, block purchases or other similar purchase techniques. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares of common stock repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions and other relevant factors. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of March 31, 2026, cumulative shares of common stock repurchased under the 2025 Corporate Buyback Program were 3,482,204 for $142.7 million.

As part of the Merger Agreement, common stock repurchases under the 2025 Corporate Buyback Program have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement.

Common Stock Purchases — Share Plan Repurchases

On April 30, 2025, our Board of Directors approved the repurchase of up to 6,000,000 additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2026 Annual General Meeting of Shareholders. As of March 31, 2026, cumulative shares of common stock repurchased under the 2025 Share Plan Repurchases were 2,500,200 for $92.3 million.

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

Under the Merger Agreement, we may declare, set aside or pay a quarterly dividend not to exceed $1.00 per share beginning with fiscal quarters commencing on or after July 1, 2026, with declaration and payment dates consistent with past practice, and subject to the prior satisfaction or waiver by Juniper Company Limited of certain conditions.

Long-Term Liquidity Considerations

Given the Merger Agreement, our long-term liquidity considerations are focused on maintaining sufficient liquidity to operate in the ordinary course of business through the expected closing date of the Merger (mid-2026).

Other Sources of Liquidity

At March 31, 2026, we had a $200 million unsecured, revolving Credit Facility. The Credit Facility includes an option for us to request an increase to our borrowing capacity under the Credit Facility of up to an additional $50.0 million. The maturity date of the Credit Facility is June 30, 2030.

As part of the Merger Agreement, our borrowings under the Credit Facility may not exceed $75 million without Parent consent.

The Credit Facility may be used for general corporate purposes and bears interest on borrowings outstanding at the relevant interbank offer plus a spread.

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

Other sources of liquidity related to the Merger Agreement include seed capital redemptions.

Cash Flows

A summary of cash flow data for the three months ended March 31, 2026 and 2025, was as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Cash flows provided by (used for):
Operating activities	$234.8	$2.8
Investing activities	(159.7)	(227.3)
Financing activities	48.9	79.6
Effect of exchange rate changes on cash and cash equivalents	(7.9)	15.8
Net change in cash and cash equivalents	116.1	(129.1)
Cash balance at beginning of period	1,293.5	1,234.8
Cash balance at end of period	$1,409.6	$1,105.7

Operating Activities

Fluctuations in operating cash flows are attributable to changes in net income and working capital items, which can vary from period to period based on the amount and timing of cash receipts and payments.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2026 and 2025, was as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Purchases of investments by consolidated seeded investment products, net	$(73.1)	$(181.7)
Purchases of investments, net	(89.7)	(44.8)
Seed capital hedges, net	10.1	2.6
Other, net	(7.0)	(3.4)
Cash used for investing activities	$(159.7)	$(227.3)

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

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 and 2025, was as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Third-party capital invested into consolidated seeded investment products, net	$58.5	$170.6
Dividends paid to shareholders	—	(61.5)
Purchase of common stock for the share buyback program	—	(26.8)
Purchase of common stock for stock-based compensation plans, including net settlement of equity awards	(8.7)	(2.6)
Other, net	(0.9)	(0.1)
Cash provided by financing activities	$48.9	$79.6

The majority of cash flows within financing activities were driven by third-party capital invested into consolidated seeded investment products, net and the purchase of common stock for stock-based compensation plans, including the net settlement of equity awards. Third-party capital invested into consolidated seeded investment products, net represents the cash received from third-party investors in a seeded investment product that is consolidated into our group financial statements. When a third-party investor redeems the investment, a cash outflow is disclosed as a distribution.  For the quarter ended March 31, 2025, cash flows within financing activities were also driven by the payment of dividends to shareholders and the purchase of common stock as part of the Corporate Buyback Programs.

CRITICAL ACCOUNTING ESTIMATES

We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. In general, management’s estimates are based on historical experience, information from third-party professionals, as appropriate, and various other assumptions that are believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates made by management. There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.   Controls and Procedures

As of March 31, 2026, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by us to ensure that we record, process, summarize and report within the time periods specified in the SEC’s rule and forms the information we must disclose in reports that we file with or submit to the SEC. Ali Dibadj, our CEO, and Sukh Grewal, our Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Dibadj and Mr. Grewal concluded that as of the date of their evaluation, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1. Financial Statements, Note 16 — Commitments and Contingencies.

Item 1A.    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”), could have a material adverse effect on our financial condition, results of operations and the value of our common stock. There have been no material changes from the risk factors disclosed in our 2025 10-K.

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

As part of the Merger Agreement, common stock repurchases under the 2025 Corporate Buyback Program have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement. We did not repurchase any shares of our common stock under the 2025 Corporate Buyback Program during the three months ended March 31, 2026.

As of March 31, 2026, cumulative shares of common stock repurchased under the 2025 Corporate Buyback Program were 3,482,204 for $142.7 million.

Common Stock Purchases — Share Plan Repurchases

On April 30, 2025, our Board of Directors approved the repurchase of up to 6,000,000 additional shares of common stock to make grants to executives and employees at any time prior to the date of our 2026 Annual General Meeting of Shareholders.

As part of the Merger Agreement, common stock repurchases under the Share Plan Repurchases have been suspended during the period from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement. We did not repurchase any shares of our common stock under the Share Plan Repurchases during the three months ended March 31, 2026.

As of March 31, 2026, cumulative shares of common stock repurchased under the 2025 Share Plan Repurchases were 2,500,200 for $92.3 million.

Items 3 and 4.

Not applicable.

Item 5.    Other Information

Trading Plans of Directors and Officers

During the quarter ended March 31, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Document

2.1*	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2026, by and among Janus Henderson Group plc, Jupiter Company Limited, and Jupiter Merger Sub Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2026)

31.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant

31.2	Certification of Sukh Grewal, Chief Financial Officer of Registrant

32.1	Certification of Ali Dibadj, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Sukh Grewal, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2026

Janus Henderson Group plc

/s/ Ali Dibadj
Ali Dibadj,
Chief Executive Officer
(Principal Executive Officer)

/s/ Sukh Grewal
Sukh Grewal,
Chief Financial Officer
(Principal Financial Officer)

/s/ Berg Crawford
Berg Crawford,
Chief Accounting Officer
(Principal Accounting Officer)